Form 10KSB
period 2001-08-31
LIFEN INC
filed 2002-01-31
CIK 1073857

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
            of  the Securities Exchange Act of 1934
                   __________________________
           For the Fiscal Year Ended August 31, 2001
                Commission File Number: 0-31152

                          LIFEN, INC.
     (Exact name of Registrant as specified in its Charter)

          Delaware                             76-0585701
(State or other jurisdiction          (I.R.S. Employer ID Number)
of incorporation or organization)

         444 Madison Avenue, Suite 2904, New York, NY 10022
     (Address of principal executive offices)         (zip code)

                         (212) 750-7878
      (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

     Title of each class: Common Stock, no par value

     Name of each exchange on which registered: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K   [   ]

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date. At August 31, 2001, 7,058,000 shares of Common Stock, $.0001 par value, were outstanding; as of the date of this Report, 7,424,000 shares were outstanding.

The aggregate market value of the voting stock held by non-affiliates of registrant on August 31, 2001 was $0.


                          FORM 10-KSB
                         August 31,2001
                          LIFEN, INC.

                       TABLE OF CONTENTS


     FORWARD LOOKING STATEMENTS                                               1

     PART 1

     ITEM 1.     Description of Business                                      1
     ITEM 2.     Description of Property                                     20
     ITEM 3.     Legal Proceedings                                           21
     ITEM 4.     Submission of Matters to a Vote of Security Holders         21

     PART II

     ITEM 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                         21
     ITEM 6.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         24
     ITEM 7.     Financial Statements                                        27
     ITEM 8.     Changes in and Disagreements with Accountants               27

     PART III

     ITEM 9.   Directors, Executive Officers, Promoters and Control Persons  27
     ITEM 10.   Executive Compensation                                       29
     ITEM 11.   Security Ownership of Certain Beneficial Owners
                 and Management                                              29
     ITEM 12.   Certain Relationships and Related Transactions               31

     PART F/S

     ITEM 13.   Exhibits and Reports on Form 8-K                             32
                 Signatures                                                  33
                 Financial Statements                               F-1 to F-13




                  FORWARD LOOKING STATEMENTS

     Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                             PART 1

ITEM 1.   DESCRIPTION OF BUSINESS

(a)  Business Development

     The Company was incorporated under the laws of the state of Delaware on November 10, 1997 under the name Digivision International, Ltd., and the Company's name was changed to Lifen, Inc. (the "Company") on June, 22, 2000. The Company is a development stage company with no present operations. The Company has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of significant assets not in the ordinary course of the Company's business. To date the Company has had no commercial operations and has been engaged in the development of its business plan, market research, initial web site development, and seeking initial financing in order to commence commercial operations.

     In June, 1998, the Company began discussions with the principals of ThinkTanks Worldwide ("ThinkTanks") regarding their business venture. ThinkTanks had developed a preliminary plan to create an Internet based, content driven, multi-point Video Conferencing company, offering live, interactive connectivity to communities of users worldwide. The Company decided to become involved with ThinkTanks, and assisted with further development of their business plan. After additional market research and analysis, the Company determined that the ThinkTanks concept would require substantially more time and capital than originally estimated to develop and test market acceptance, raising the question of economic feasibility, and subsequently ended its participation in the project. In early 1999, the Company began development of a conceptual plan for a health and wellness related business, which has been further defined and expanded as discussed below.

(b)  Business of Registrant

I.        Background

     The Company's preliminary business plan encompasses the general subject areas of health, wellness, nutrition, fitness, and beauty, with a particular focus on the overweight population and obesity. The Company's objective is to establish a Wellness Center in Westchester County, New York, in conjunction with medical doctors and surgeons located in contiguous space, who specialize in treating overweight and obese patients, as well as complementary healthcare professionals such as nutritionists, physical therapists, chiropractors, and massage therapists. The objective is to provide an atmosphere that would enable members to follow the advice of their physicians under the supervision of fitness professionals. Current plans for the Lifen Wellness Center include providing fitness services; wellness programs emphasizing preventive care; non-medical after-care for obesity surgery patients; counseling regarding diet, nutrition, exercise, fitness, and beauty; and also selling products such as nutritional supplements. In addition, the Company is developing an Internet web site which will provide information to the members of the Lifen Wellness Center and others who are interested in learning about wellness, weight management, obesity and related problems. The web site will provide a venue for inter-action for members and others to benefit from the exchange of information, ideas and experiences. In addition to providing health and wellness information on a wide variety of topics on its web site, the Company intends to develop e-commerce business, and provide the ability for users to develop chat communities for health and wellness related interests.

Overview of Overweight Population and Obesity

     While the country's population has become diet-focused, people are getting fatter. From 1991 to 1998, the percentage of obese adults- defined as those with a body mass of 30 or higher-increased from 12 percent to 18 percent, a 50 percent increase, according to The Center for Disease Control. Obesity affects 70 million Americans, causing 300,000 deaths annually and costing $100 billion, according to the American Obesity Association. Obesity is the second leading cause of death after smoking. Being obese or overweight increases the risk of hypertension, heart disease, stroke, diabetes and some cancers. Government studies show that over the past 20 years, Americans increased their food intake by 150 to 299 calories per day, without an overall increase in their physical activity. About 45 percent of women and 25 percent of men are trying to lose weight at any one time, but only one-fifth are using the recommended combination of fewer calories and increased exercise, and thus most dieters are unsuccessful. Americans spend more than $33 billion a year on weight-loss products and services, which is about one- third of the estimated costs of treating obesity.

     According to " The Physician and Sportsmedicine", June, 1998, about twenty percent of American children are overweight enough to be considered obese. Also, childhood obesity tends to mature into adulthood obesity, with about one third of obese children becoming obese adults. More than one half of the children population is considered to be inactive, which is a large factor in the obesity problem, and physical activity decreases sharply during adolescence. Much of this decrease results from surroundings that promote inactivity and the less participation in physical education classes.

     An overweight population results in increased diseases, disabilities and absenteeism from business, with related economic impact upon society and individuals. In a society that places emphasis on physical appearance, being overweight leads to negative psychological consequences. There is a great demand for services that will be helpful for overweight people to become more fit and healthy, so that they may live a longer and more productive lifestyle and enjoy a better quality of life.

     In regard to obesity, various media sources have emphasized the problem, and former Surgeon General C. Everett Koop has described obesity as the next health care crisis in America.

II.       Lifen Wellness Center

     The planned purpose of the Lifen Wellness Center is to provide professional services to improve the health, fitness, nutrition, and physical appearance of its members, through an integrated approach involving many potential therapies available. The Trends Research Institute of Rhinebeck, New York has identified the integration of traditional and complementary medicine as one of the top ten trends of the decade.

     As the business of the Wellness Center develops, the Company intends to add more services with greater variety to meet the goal of attracting a broad client base. The Company intends to provide only services that do not require it to obtain medical licenses. However, the Wellness Center will remain unique because of its planned strong relationship with medical professionals. The Company is not authorized or qualified to engage in any activity which may be construed or be deemed to constitute the practice of medicine and intends to be an independent supplier of non-medical services only. As part of its marketing effort, the Company plans to make medical professionals aware of its services, so that they may refer patients, such as those who are overweight or obese, to the Company.

     The Wellness Center intends to emphasize programs designed and monitored by external professional health care personnel, including physicians (some with special training in obesity and morbid obesity), nutritionists, exercise physiologists, psychologists, acupuncture experts, and others. The Association for Morbid Obesity Support defines morbid obesity as an overweight condition of 100 pounds or more over the ideal body weight according to the Metropolitan LifeInsurance Company Height/Weight Tables. Also, according to another definition, morbidly obese individuals have a Body Mass Index of 40 or greater. Body Mass Index ("BMI") is a body measurement used to evaluate an individual's weight status and potential health risk.
BMI is calculated by multiplying weight in pounds by 700, then dividing the result by height in inches and dividing that result by height in inches. Generally the higher the BMI, the higher the health risk of an individual.
A BMI of 24 or less is considered healthy. The use of BMI has been recommended by the Centers of Disease Control and Prevention. Morbid obesity is a condition in which the body accumulates excessive fatty tissue to the point that it interferes with normal bodily functions and/or causes other medical problems which are called co-morbid conditions.

     The planned wellness programs will include the education of patients or clients with regard to the importance of weight control and the potential problems which may result from being overweight, and the disease of obesity and its complexity. In addition, easy access for obtaining wellness-enhancing products will be provided.

     The Wellness Center intends to attract the following types of members:

     First tier:

     A. Overweight or obese members, who are patients of medical professionals.
     B. Members with poor nutritional habits- will provide nutritional counseling and exercise therapy.
     C.   Members with medical conditions related to obesity or fitness.

     Second tier:

     A.   Members who desire improvement in fitness and exercise physiology.
     B. Members who have undergone weight loss and now desire or need to maintain a stable weight with exercise programs.

     Third tier:

     A. Formerly overweight or obese members who desire to become more fit.
     B. Overweight or obese members who are successfully losing weight and desire beauty or appearance enhancement.

     The value of the Lifen Wellness Center will lie not only in treating overweight people, the condition of obesity and its co-morbid conditions, but will also offer a preventive means to treat a condition of epidemic proportions. Co-morbid conditions are medical problems that themselves can be caused by obesity, and include problems or medical conditions such as diabetes, hyper-tension, gastroesophageal reflux diseases, sleep apnea, and osteoarthritis. The Center's focus on the overweight population and obesity may potentially help to develop business and economic relationships with HMO's, health insurance companies, life insurance companies, and large corporations.

     The Lifen Wellness Center intends to focus not only on overweight conditions and obesity, but also other health problems that can be reduced by preventive measures, such as cardiac disease or arteriosclerosis. The Center will have advantages over competitors, such as traditional fitness centers and health clubs, because of its relationship with the neighboring health care professionals, including physicians, nurses, nurse practitioners, nutritionists, physical therapists, etc. In the absence of well organized solutions to weight management problems and obesity, the Company feels that a Wellness Center with strong medical affiliations offering varied holistic and traditional medical therapies will present an attractive choice.

Wellness Center Operations

     The Wellness Center will be located, sized, designed, constructed and managed in response to a thorough understanding of the local marketplace. The Company intends to conduct an analysis that will include such factors as an economic base study, business community profile, study of competitive facilities, detailed financial analysis and other factors necessary for a complete business analysis. Based on this information and a market research survey, the Company will develop its final plans for the Wellness Center. Currently, the Company plans to occupy a specially designed building that will include its preventive care operations and a separate neighboring medical care facility owned by a professional medical corporation, which may be affiliated with the Company.

     The planned Wellness Center will have a full complement of exercise equipment, free weights, and a room for group classes for certain activities. In the design of the Wellness Center, consideration will be given to features such as parking; a day care facility for children; a swimming pool; special modifications to accommodate overweight clients, including modification to equipment (such as larger seats on exercise bicycles), extra space between exercise machines, and an exercise room floor designed so that it will be easier for these members to lie down and stand up during exercise classes. Consideration will be given to providing a separate fitness room for overweight members so that they will have a non-threatening and more comfortable environment for their exercise sessions. In addition to the operational considerations involved, the final design of the Wellness Center will be highly dependent on the Company's ability to raise the required capital. As an alternative to building a new Wellness Center, the Company intends to evaluate local related businesses with the objective of finding a suitable existing facility for initial operations.

     The Company plans to recruit a staff of physical trainers who have experience working with the types of people who fit the core profile of the Wellness Center's targeted market, those who have problems such as overweight conditions, obesity, heart disease, diabetes, etc. The emphasis will be on providing individual attention to members. In addition, the staff will include beauty professionals who will provide advice, instruction and information regarding beauty, make-up, physical appearance, etc.

     The Company intends to enter into a services agreement with professional medical and other health care providers who will occupy contiguous space in the Wellness Center's building.
The Company plans to lease space to the professional medical corporation and provide non medical comprehensive business and office management services on a contractual basis.

     The beginning phase of the business will include activities such as fund raising; finding a suitable location; interior design and construction; establishing relationships with medical professionals, beauty experts, and fitness equipment vendors; recruiting a staff; development of a marketing program for individual and corporate clients; and launching its web site.

     The Company plans to open additional Wellness Center facilities in strategic locations, after the initial Wellness Center achieves satisfactory results and performance. The operating systems and procedures will be designed with the objective of establishing standard systems for future multiple locations. The Company will have to raise additional capital in order to open additional locations, and no assurance can be given that additional capital can be raised.

The Wellness Industry

     The Wellness industry is fragmented and encompasses a broad range of businesses that are focused on areas such as health, fitness, nutrition, and beauty. The industry includes medical practitioners and facilities, wellness centers, health and fitness clubs, spas, manufacturers of traditional and alternative medical, nutritional and beauty related products.

III.      Lifen, Inc.'s Web Site

     Lifen, Inc.'s web site is being designed to provide consumers with a variety of healthcare content, including information on acute ailments, chronic illnesses, nutrition, fitness, and wellness, and access to medical databases, publications, and real-time medical news. In addition, the Company intends to offer various interactive communities consisting of chat support groups. The planned content to be provided on a web site and the chat support groups will not require medical licensing on the part of the Company. The support groups will enable users to share experiences with others who face, or have faced, similar health conditions, making the entire group's experience available to each member.

     The Lifen web site is currently under development, but may be viewed at www.lifen.com. To visit the web site, enter "lifenc" as the User Name and enter "wellness" as the Password.

     The Company intends to develop relationships with affiliates, who will provide their users easy access to the information and services offered on the Company's website. These relationships will provide the opportunity for broad exposure of the Company's brand, direct traffic to the Company's website, and acquire and distribute related local content. The Company intends to expand its network by continually establishing relationships with affiliates that have the ability to direct users to its network.

     The Company feels that health-concerned consumers are highly motivated in their need to find accurate information for use in their lives. The Company intends to develop a respected brand that consumers will rely on for such information and for related e-commerce opportunities. The Company's planned business model consists includes earning advertising, subscription and e-commerce transaction revenues from advertisers, merchants, manufacturers, and healthcare organizations who desire to reach a highly targeted community of healthcare consumers on the Internet. Advertisers will be able to target very specific markets, such as those people interested in a particular disease or in focusing on a particular health condition.

Internet Industry Background

     The Internet has become an interactive mass communications and commerce medium enabling millions of people worldwide to share information, create communities of those with similar interests, and conduct business electronically. According to an industry research firm, the number of worldwide Internet users is projected to increase from approximately 100 million in 1998 to approximately 320 million in 2002. The Internet has features and functions that are unavailable in traditional media, offering real-time access to dynamic and interactive content and instantaneous communication among users. These features, together with the rapid growth of the Internet, have resulted in a powerful and fast expanding direct marketing and sales medium. In addition to the advantages provided to advertisers, on-line merchants have the ability to reach a vast audience and operate with lower costs and greater economies of scale, while offering consumers larger selections, lower prices, and greater convenience than conventional retailing.

     Several portals have established themselves as leading pathways for a broad variety of information. Portals are entry points or starting sites for the World-Wide Web, combining a mixture of content and services and a home base for its audience with features like customizable start pages to guide users through the Internet, e-mail, a wide variety of chat rooms and message boards, personalized news, shopping capabilities and advanced search engines. Internet users are supplementing these portals with subject specific vertical portals, which are portal web sites with tightly focused content and services geared toward a particular audience or industry. These vertical portals use brand awareness driven by high quality topical content and significant market resources to establish themselves as destinations for highly concentrated groups of users.

     On-line communities have developed that allow users with similar interests to engage in interactive activities. Current technology provides users flexibility in creating and personalizing content. The on-line communities are valuable to users interested in healthcare topics, particularly since medical information may be complex.

     Healthcare is the largest segment of the United States economy, representing an annual expenditure of approximately one trillion dollars. Health and medical information is one of the fastest growing areas on the Internet. According to Cyber Dialogue, an industry research firm, during the 12 month period ended July, 1998, approximately 17 million adults in the United States searched on-line for health related information, and approximately 50 percent of them made off-line purchases after using the Internet. Cyber Dialogue estimates that the number of adults in the United States using the Internet for health related information will increase to approximately 30 million in the year 2000, and that they will spend approximately $150 billion for all types of health related products and services off-line. Therefore, companies that establish a strong brand identity as a reliable source of on-line healthcare information and services will have a significant opportunity for multiple sources of e-commerce revenue.

Internet Business Strategy

     The Company's planned Internet business strategy includes the following key elements:

     Establish the Company's Brand. The Company intends to allocate sufficient resources to develop and build brand recognition through on-line advertising, general advertising, strategic alliances, and other marketing activities. A marketing campaign will be planned to create awareness of the Lifen, Inc. brand among consumers, healthcare organizations, businesses, Internet portals, and other websites. The Company intends to enhance its brand through the experience and contacts of its health and fitness principals, and through association with other professionals in the healthcare field.

     Provide High Quality Healthcare Content. Lifen, Inc. intends to provide consumers with high quality healthcare content, including information on wellness, acute ailments, chronic illnesses, nutrition, and fitness, and access to medical databases, publications, and real-time medical news. This information will be obtained from established authoritative sources in the field. The Company plans to integrate the latest healthcare information on a wide variety of topics with interactive communities and tools, and opportunities to purchase healthcare and related products and services on-line. Providing such high quality healthcare information will be a competitive advantage that should help to attract users to the Company's website, increase page views per visit, and promote consumer loyalty.

     Provide an Attractive Advertising Website. The Company intends to target specific users, which, with the interactive nature of the website being developed, should be of appeal to healthcare, pharmaceutical, fitness, nutrition, and other companies that advertise on the Internet. By identifying users interested in certain health related subjects, or special health conditions, Lifen, Inc. feels that it should be able to deliver advertising in a highly selective manner, resulting in higher advertising rates.

     The Lifen, Inc. Network. The Company plans to develop a consumer and business-to-business focused interactive website which will provide comprehensive healthcare information and services, as well as affiliate relationships with ortals, other websites, healthcare organizations and traditional media outlets. The planned website will integrate dynamic healthcare information on a wide variety of subjects, interactive communities and tools that enable users to personalize their experience and opportunities to purchase healthcare related products and services on-line. The successful development of affiliate relationships should provide broad exposure of the Lifen, Inc. brand, steer large volumes of traffic to the Company's site, and acquire and distribute relevant content at the local level. Logos and credits will be displayed on every web page displayed in order to help build brand awareness and attract users to the Company's website.

     Provide E-Commerce Offerings. The Company intends to include e-commerce transactions offered by third parties in its network. Merchants, manufacturers, and service providers will have access to selectively targeted health conscious consumers through the Lifen, Inc. website and links will be provided to the Company's portal affiliates. The Company intends to offer provider arrangements to various third parties and obtain a transaction fee for sales referred by the Lifen, Inc. website, or an anchor tenant rental fee. Anchor tenants are companies or advertisers that attract major traffic to a web site, similar to an anchor tenant in a retail shopping mall. The anchor tenant rental fees will be paid by on-line merchants in exchange for a prominent link to their on-line stores. The Company feels that e-commerce merchandising will attract users to its website and help to promote user loyalty.

     Develop On-Line Wellness Communities. The Company intends to offer registered users free access to various wellness communities of hosted chat support groups. The communities will be organized by health topics, such as weight management, obesity, diet, nutrition, fitness, and selected chronic illnesses. The chat support groups will enable users with similar health related experiences to exchange information in a secure and anonymous on-line environment. These groups will be hosted by moderators experienced in the particular subject area being discussed. The Company feels that these communities and support groups will attract users to the Lifen, Inc. Network and foster loyalty. Also, by gathering users interested in a particular topic, the Company feels that it will be able to sell advertising in very selective manner, resulting in higher advertising revenue. In addition, e-commerce merchants will be offered the opportunity to market their products and services to a targeted base.

     Lifen, Inc. Website. The Company intends to provide consumer focused information for the health-conscious public, those with health conditions, and those who have recovered from illness or injury, with an emphasis on ease of understanding. This information will include such topics as acute ailments, weight management, obesity, chronic illnesses, nutrition, fitness, wellness, and access to medical databases, publications, and real-time medical news.

IV.  The Company's Services and Products

     The Company's planned services and products presently include the following:

     Management Services Provided to Medical Professional Corporation- A monthly management fee will be billed to the Medical Professional Corporation in the contiguous space for office rent, administrative and financial services, real estate management, marketing, development of business strategies and other business consulting.

     Wellness Center Memberships- Individual memberships will be sold, which will include an initiation fee. Arrangements will be made to automatically bill monthly charges for members to their credit card, thus greatly minimizing billing and collection effort and also providing efficient cash flow.

     Wellness Center Services and Products- The Company intends to sell services and products in its Wellness Center, such as personal training sessions, massages, nutritional supplements, basic refreshments, and fitness apparel.

     Sale of Wellness Services to Corporate Clients- Customized wellness services will be marketed to corporations, and may be performed at the client's location or at the Company's Wellness Center. In addition, corporate memberships for the Company's Wellness Center will be offered at a special rate. The benefits of corporate wellness programs include healthier employees, reduced absenteeism, increased productivity and morale, and potentially reduced health care costs.

     The customized wellness services will include services such as the following:

     Design of over-all wellness programs, utilizing medical professionals as required. The program design phase will include budget considerations and such activities as choosing specific tests, services, workshops, follow-up plan and developing a complete schedule. Wellness Programs will include: screening programs for blood pressure, lipid /cholesterol profile, diabetes, prostate cancer, and other selected conditions; health information and testing services for allergies, back pain, cancer detection and prevention, cardiac health, nutrition, weight management, stress management, stroke prevention, men's health, women's health, and travel health. Wellness Workshops will be developed to provide information for adopting and maintaining an over-all healthy lifestyle, complementary and alternative medicine, worksite health and safety programs for cardiopulmonary resuscitation (CPR), first aid, and injury prevention.

     e-Commerce- The Company will offer health related products and services on its web site as an affiliate of various third party companies, earning transaction fees on such sales. Also, Lifen, Inc. plans to expand its web site to link interested commercial participants in the health and wellness industry in an efficient business to business exchange where users can purchase health, fitness, nutrition and beauty products and services. The Company is not planning to maintain inventory or perform order fulfillment services.

     Web Site Advertising- The Company plans to offer advertising space on its web site to companies that may be interested in the Wellness marketplace and the demographic representation of the Company's user base.

     Web Site Content and On-Line Communities- Lifen, Inc. plans to offer healthcare content on a variety of topics and provide access to interactive communities consisting of chat support groups.

Lifen, Inc.'s Marketing Strategy

     In order to achieve its business objectives and penetrate its target markets, the Company's marketing strategy will consist of utilizing various tools and resources including the following:

     Market Research- The Company plans to develop and conduct a market research survey in the targeted geographical area of Westchester County, New York to determine specific health and wellness needs and interests, as well as demographic characteristics of the local population. Market research will also be conducted with local corporations in order to get their feedback. The results of the market research will be reviewed and evaluated for use in the final choice of a location, the design of the Wellness Center and equipment complement, and also for providing information for web site content.

     Corporate Identity and Marketing Material- The Company intends to develop a corporate identity and awareness campaign, including marketing material such as graphics, brochures, multimedia, and vertical market presentations. Where possible, marketing material will be made available on the Company's web site in order to provide quick delivery, as well as minimizing printing and mailing costs.

     Advertising- Lifen, Inc. intends to develop an advertising program utilizing the services of an advertising agency with experience in the health care and Internet industries. The program would include such activities as advertising in consumer, trade, and industry publications related to the Company's target markets. The main thrust of the advertising would be to establish the identity of Lifen, Inc. and the Wellness Center, the branding of its services, and to emphasize the benefits of those services to prospective clients. The agency would also be involved in the design and development of the Company's web site.

     Corporate Public Relations- Lifen, Inc. plans to retain a public relations firm to develop a public relations campaign, working with Company principals and the advertising agency. The objective of the corporate public relations campaign will be to develop market visibility and to help establish and position the Company in its niche in the health care marketplace. The firm will also be involved with other activities, such as planning speeches, advance work for conferences and trade shows, assistance with the creation of marketing materials, and special announcements.

     Sales and Marketing Staff- The Company intends to employ sales and marketing personnel as needed to obtain business for its Wellness Center. The Company believes that its principals and planned initial staff will be able to handle the preliminary development of the business. As activity increases and a broader presence is established, it will be necessary to support the operations and sales efforts with new and creative marketing programs and additional staffing.

     Pre-Opening Marketing Program- Lifen, Inc. intends to develop a pre-opening marketing program in order to make individuals and corporations in the local community aware of the planned Wellness Center, and to offer the sale of memberships in advance of the grand opening. Consideration will be given to special discounted initiation fees for advance memberships.

     Grand Opening Program- The Company intends to develop a grand opening program to publicize the official opening of the Wellness Center. This program would include such activities as special advertising and promotions; invitations to the local private, business and medical community for facility tours; and a grand opening celebration event.

     Web Site- The Company intends to design its Internet web site with the objective of providing one of the initial pro-active sales and marketing activities. The web site design will emphasize functionality and ease of use.

     Strategic Relationships- The Company intends to enter into strategic relationships with on-line, media distribution, and healthcare companies. The objective of such relationships is to enhance the Company's brand, increase the number of e-Commerce transactions, generate traffic on the Lifen web site and capitalize on potential additional revenue opportunities.

     Health Fairs- Lifen, Inc. intends to provide health fairs for the corporate wellness marketplace, tailored for the needs and interests of corporate clients. Requirements for wellness services vary among companies.
The most important issues for a corporate client will be identified and services and wellness topics will be selected for a health fair. For example, one client may be interested in weight management, smoking cessation, and work/life balance, while another client may be interested in assessment of physical fitness levels, education regarding prevention of health problems, and nutrition. The health fair may be a one day event or conducted over several days. Special activities such as lunch time cooking demonstrations and/or exercise classes may be included, at the client's discretion.

     Direct Mail- The Company intends to utilize direct mail marketing campaigns, utilizing specialized mailing lists for the target markets.

     Conferences and Trade Shows- Lifen, Inc intends to participate in selected national and regional industry conferences and trade shows based on market research. In addition, Lifen, Inc. intends to sponsor its own events in key markets. This marketing activity will be an opportunity to create a professional image and increase Company awareness.

Competition

     In regard to the Internet portion of the Company's planned business, a large number of companies compete for users, advertisers, e-commerce transactions, and other sources of on-line revenue. The number of Internet web sites offering healthcare content, products and services is very large and increasing at a fast rate. In addition, traditional media and healthcare companies compete for consumers both through traditional methods as well as through new Internet initiatives. The competition for healthcare consumers will continue to increase as the Internet grows as a commercial medium.

     The Company will be competing directly for users, advertisers, e-Commerce merchants, and affiliates with numerous Internet and non-Internet businesses. The Company believes that competition in the Internet marketplace will be based primarily on the quality and market acceptance of healthcare content, brand recognition, and the quality and market acceptance of new enhancements, features and tools. The Company's competitors have substantial competitive advantages, including: the ability to offer a wider array of on-line products and services; larger operations and technical staffs; greater name recognition and larger marketing budgets and resources; larger customer and user bases; and substantially greater financial, technical, and other resources.

     In order to be competitive, the Company must respond quickly and effectively to technological change, new standards, and innovations by competitors by continually enhancing its products and services, as well as its sales and marketing channels.

     The Company's planned Wellness Center will compete with other health resource businesses that have a wellness focused environment and provide consumers with access to traditional and alternative health information. Most of these competitors will have significantly greater financial and other resources, larger facilities, multiple locations, provide a wider array of services, more experience providing services, and have longer established relationships with buyers of such services than the Company.

Government Regulation

     Various federal, state and local laws regulate companies in the health care industry. The Company does not plan to offer healthcare services which are subject to such laws.

     The following is a summary of some of the healthcare regulatory issues, which the Company does not believe will affect its operations:

     Federal Law

     Anti-kickback statute- The U.S. Federal anti-kickback statute prohibits the knowing and willfull solicitation, receipt, offer, or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other federal health care programs.

     Self-referral law- Subject to certain limited exceptions, the Federal self-referral law, known as the "Stark Law", or "Stark II Law", prohibits physicians from referring their Medicare or Medicaid patients for the provision of "designated health services" to any entity with which they or their immediate family members have a financial relationship.

     State Law

     Anti-kickback laws- In addition to the Federal anti-kickback law, a number of states have enacted laws which prohibit the payment for referrals and other types of anti-kickback arrangements. Such state laws typically apply to all patients regardless of their source of payment.

     Self-referral laws- In addition to the Federal Stark Law, a number of states have enacted laws that require disclosure of or prohibit referrals by health care providers to entities in which the providers have an investment interest or compensation relationship. In some states, those restrictions apply regardless of the patient's source of payment.

     Corporate practice of medicine laws- The laws of many states prohibit business corporations from engaging in the practice of medicine through employment arrangements with physicians.

     Fee-splitting laws- The laws of some states prohibit providers from dividing with anyone, other than providers who are part of the same group practice, any fee, commission, rebate, or other form of compensation for any services not actually and personally rendered.

     Licensing laws- Every state imposes licensing requirements on individual physicians and on certain other types of healthcare providers and facilities. Many states require regulatory approval, including licenses to render care or certificates of need, before establishing certain types of health care facilities or offering services which entail the acquisition of expensive medical equipment. While the performance of management services on behalf of a medical practice does not currently require any regulatory approval, there can be no assurance that such activities will not be subject to licensure in the future.

Risk Factors

     Lack of Operating History and Earnings. The Company was formed in November, 1997, and has no operating history or revenues. Most recently, the Company has been engaged in the development of a new business plan and the search for funding in order to commence commercial operations. Therefore, the Company must be considered to be a "start-up" operation and subject to all the risks inherent in a new business venture, many of which are beyond the control of the Company, including the inability to implement successful operations, lack of capital to finance acquisitions and failure to achieve market acceptance.

     Reliance Upon Management. Presently, the Company is totally dependent upon the personal efforts of its current management. The loss of any officer or director of the Company could have a material adverse effect upon the business and future prospects of the Company. The Company does not presently have key-man life insurance upon the life of any of its officers or directors. Further, all decisions with respect to management of Company affairs will be made exclusively by current management. The Company will also employ independent consultants to provide business and marketing advice. Such consultants have no fiduciary duty to the Company or its shareholders, and may not perform as expected. The success of the Company will in significant part depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as the Company implements its planned expansion of commercial operations it will require the services of additional skilled personnel. There can be no assurance that the Company can attract persons with the requisite skills and training to meet their future needs or, even if such persons are available, that they can be hired on terms favorable to the Company. See "PART III, ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS".

     Company Growth is Dependent on the Successful Implementation of the Company's Business Plan. It is currently anticipated that the Company's future growth will result from the development of its planned Wellness Center, the successful implementation of its Internet web site, development of brand awareness, the ability to attract viewers, and customers to its web site, the ability to develop strategic relationships, effectively responding to competition, future development and upgrading of its technology, the ability to attract and retain qualified personnel and the ability to obtain necessary financing on acceptable terms. Additionally, as the Company implements its business plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such plan.

     The Company's Financial Statements Contain a "Going Concern Qualification". The Company may not be able to operate as a going concern. The independent auditors' report accompanying the Company's financial statements contains an explanation that the Company's financial statements have been prepared assuming that the Company will continue as a going concern.
Note 5 to these financial statements indicates that the Company is in the development stage and needs additional funds to implement its plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's audit report and financial statements are included herein as "PART F/S".

     Ability to Fund Business Strategy. The Company's business strategy will require that substantial capital investment and adequate financing be available to the Company, for the development of operations and equipment and technology as needed. Should the Company be unable to obtain the amount of capital presently anticipated, the Company may be required to obtain financing through borrowings or the issuance of additional equity or debt securities, which could have an adverse effect on the value of the existing Common Stock.

     Unproven Acceptance of the Company's Management and Marketing Plan - No Formal Market Surveys. Currently the Company plans to open a Wellness Center and implement an Internet based health and wellness web site. Although some companies have been very successful over the past several years, no formal market studies have been undertaken by the Company as of the date of this report. The Company intends to conduct a marketing survey in the future, subject to the availability of funds. In view of the fact that the Company itself has had no sales experience with services of this type, there can be no assurance that its planned services will achieve market acceptance (or sufficient market acceptance to make the Company's operations commercially viable) among its target market. The failure of the Company's services to achieve market acceptance (or sufficient market acceptance to make the Company's operations profitable), would have a material adverse effect on the Company's business and financial condition and could result in the failure of the Company to achieve, or sustain, viable commercial operations of any kind in the future.

     Uncertainty As To Management's Ability To Control Costs And Expenses. With respect to the planned business operations of the Company, management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses in the future. Consequently, even if the Company is successful in implementing its planned commercial operations (of which there can be no assurance), if management is not able to adequately control costs and expenses, such operations may not generate any profit or may result in operating losses.

     Possible Adverse Effect of Federal and State Laws That Prohibit the Corporate Practice of Medicine. While the Company believes that its planned operations will be in material compliance with existing applicable laws, the Company's structure could be challenged as constituting the unlicenced practice of medicine and the enforceability of the legal agreements underlying the Company's structure could be limited. The inability to successfully restructure such contractual arrangements could have a material adverse effect on the Company.

     Possible Adverse Effect of Government Regulations and Future Regulatory Changes Regarding the Internet. Although the Company's planned operations are not subject to any regulations governing the Internet, services which are provided via the Internet or the companies which provide such services, it is likely that, in the future, such regulations will be put in place. Although it is not possible to predict the extent of any such future regulations, and although management is not aware of any pending regulations which would be applicable to its planned business operations, it is possible that future or unforeseen changes may have an adverse impact upon the Company's ability to continue or expand its operations as presently planned. The extent of such regulations is impossible to predict, as is the potential impact upon the business operations of the Company in accordance with its business plan.

     No Dividends. The Company has not paid any dividends nor, by reason of its present financial status and contemplated financial requirements, does it anticipate paying any dividends in the foreseeable future.

     The Internet Industry is Highly Competitive and Changing Rapidly, and the Company May Not Have the Resources to Compete Adequately. The number of Internet web sites offering health content, products and services is vast and increasing at a rapid rate. Lifen, Inc. will be competing with such other companies for users, advertisers, e-commerce and other sources of on-line revenue. In addition, traditional media and healthcare providers compete for business through traditional means as well as through new Internet initiatives. The Company believes that competition for health concerned consumers will continue to increase with the continuing development of the Internet. The Company will be competing with numerous Internet and non-Internet businesses for users, consumers, advertisers, e-commerce merchants, and affiliates. Many of these potential competitors have substantial competitive advantages over the Company, including the ability to offer a wider array of on-line products and services; larger operations, technical and marketing staffs and resources; greater name recognition; and larger customer and user bases.

     Developing Market; New Entrants. The Company's future growth is dependent to a significant extent upon its ability to attract clients to its Wellness Center, derive revenue from sales of Internet based products and services primarily for health and wellness. The Internet market for these products and services is rapidly evolving, highly competitive, and is characterized by an increasing number of new market entrants. Demand and market acceptance for the Wellness Center and such products and services are subject to a high level of uncertainty, and there can be no assurance that their commercial acceptance will continue to grow.

     Competition; Low Barriers to Entry. There is a very high level of competition among companies offering similar products and services on the Internet. The Company expects that new competitors that provide similar products and services and are technologically proficient, will emerge and will be competing with the Company. As is often the case, if the Company's plans prove successful it is likely that a number of other companies, virtually all of whom have greater financial resources and market recognition than the Company, will look to provide services similar to those planned by the Company. The Company does not have proprietary technology that would preclude or inhibit competitors from entering their markets. The Company intends to compete on the basis of price and the quality of its services. Further, the market for Internet development is relatively new and subject to continuing definition, and, as a result, the existing business of competitors may better position them to compete in this market as it matures. In addition, the Company will be competing with established companies as well as established industry leaders who seek to expand their marketing efforts to include the Internet. Consequently, the Company will be competing with many other companies for a share of the available market and noassurance can be given that in the future the Company will be able to achieve an adequate position to achieve commercial success or that such competition will not materially adversely affect the Company's business, results of operations and financial condition.

     Risk of Obsolescence; Technological Change. All industries based upon innovative technology, such as Internet companies, are characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new developments and technological enhancements. As a result, the Company's ability to remain competitive will depend in significant part upon its ability to continually upgrade its systems and service to keep up with such technological advances and changes in a timely and cost-effective manner in response to both evolving demands of the marketplace and product/service offerings by its competitors. Should a technological breakthrough be made by a competitor of the Company, the technology upon which the Company has based its services could become obsolete and the Company could lose a significant share of its market unless it is able to redesign its systems to keep pace with developing technology. In addition, over the longer term, the Company s ability to remain competitive will depend in significant part upon its ability to develop and introduce, in a timely and cost-effective manner, enhancements to its basic products and services which incorporate new technological advances that provide a competitive advantage over its competition. Any delay or failure by the Company to develop new services or to adapt its services to technological change and market requirements could have a material adverse effect on the Company's financial condition and results of operation. There can be no assurance that the Company will be successful in keeping up with technological changes in the future or that it will have adequate financing to make necessary upgrades in its system and service in order to maintain a competitive advantage in the market, on a timely and cost-effective basis. Nor can there be any assurance that the Company's competitors will not develop superior services or that such services will not achieve greater market acceptance than the Company's services.

     Liability For Information Services. Because content made available by third parties may be downloaded by the online services operated by the Company and may be subsequently distributed to others, there is a potential that claims will arise against the Company for defamation, negligence or personal injury, or based on other theories due to the nature of such content. Such claims have been brought, and sometimes successfully asserted, against online service providers in the past. In addition, the Company could be exposed to liability with respect to the content and materials that may be posted by users in services offered by the Company. Such claims may include, among others, claims that by providing hypertext links to Internet sites operated by third parties, the Company is liable for wrongful actions by such third parties through such Internet sites. It is also possible that users could make claims against the Company for losses incurred in reliance on information provided on the Company's online services. Although the Company intends to carry general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to fully indemnify the Company. Any imposition of liability or legal defense expenses that are not covered by insurance or are in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Continued Growth of the Internet; Dependence on Internet Infrastructure. The Company's success is substantially dependent upon continued growth in the use of the Internet. There can be no assurance that the number of Internet users will continue to grow or that the use of the Internet will become more widespread. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, reliability, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high speed modems.

     The Company's success also depends upon, among other things, the continued development of maintenance of a viable Internet infrastructure to support continued growth in the use of the Internet. The maintenance and improvement of this infrastructure will require timely development of products, such as high speed modems and communication equipment, to continue to provide reliable Internet access and improved content. The current Internet infrastructure may not be able to support an increased number of users or the decreased bandwidth requirements of users, and, as such, the performance or reliability of the Internet may be adversely affected.

     Lack of Public Market For Securities. There currently is no public market for the Company's securities, nor can there be any assurance that a public market will develop in the future.

     Risks of Low-Priced Stocks And Possible Effect of "Penny Stock" Rules on Liquidity. It is likely that if the Company's stock is eligible to be traded in the future it will be defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company's stock, and therefore may adversely affect the ability of the Company's stockholders to sell stock in the public market.

     Shares Eligible for Future Sale. A total of 7,424,000 shares of Common Stock are issued and outstanding as of the date of this Report, of which in excess of 6,924,000 shares thereof are "restricted securities" as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of the Company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the Company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the Company, as that term is defined in Rule 144 the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. Sales under Rule 144 may have a depressive effect on the market price of the Company's securities, should a public market develop or continue for the Company's shares.

     Forward Looking Statements. This document contains forward-looking statements. Readers are cautioned that all forward-looking statements involve risk and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. (See "Forward Looking Statements", PART 1).

(c)  Reports to Security Holders

     The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that SEC Internet site is (http://www.sec.gov). The Company's Internet site is currently under development, but may be viewed as discussed in " ITEM 1,
Section III. Lifen, Inc.'s Web Site".

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company is located at 444 Madison Avenue, Suite 2904, New York, New York 10022, and the telephone number is (212) 750-7878. The Company is currently renting office space on a month to month basis from Ameristar Group, Incorporated, an affiliate of two corporate shareholders of the Company , at a monthly rental of $1,000 (SEE PART III, ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). The Company currently has no material assets, and the Company does not own any real estate property.

ITEM 3.   LEGAL PROCEEDINGS

     The Company, or any officer or director, is not a party to any litigation, nor to the knowledge of management, is any litigation currently pending or contemplated against the Company or any of its officers or directors in their capacity as such.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     As of the date of this report, there is no public market for the Company's securities. The Company intends to apply for a listing of its Common Stock on the OTC Bulletin Board. There can be no assurance that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for the Company's Common Stock. In the event that the Company's listing application is approved, its Common Stock may be thinly traded, if traded at all, until such time as the Company achieves full operation and has significant revenue.

     As of the date of this report, there were 46 record holders of the Company's Common Stock.

     The Company has no outstanding options or warrants to purchase, or securities convertible into, shares of the Company's Common Stock. On August 31, 2001, the end of the Company's fiscal year, there were 6,558,000 shares, and as of the date of this Report, 6,924,000 shares of the Company's Common Stock that may be eligible for future sale by shareholders pursuant to Rule 144 under the Securities Act (See Page 17, "RISK FACTORS, Shares Eligible for Future Sale"). There are no shares of the Company's Common Stock that are currently being publicly offered, or proposed to be publicly offered.

     The Company has not paid any cash dividends since its inception and does not anticipate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

     As of October 2, 2001, the Company's Form 10-SB/A registration statement was in effect with no outstanding comments from the Securities and Exchange Commission.

     The following transactions describe the sale of unregistered securities by the Company during the fiscal year ended August 31, 2001. All of the shares were sold privately by the Company and not offered to the public, and were not registered under the Securities Act of 1933 (the "Act"), as amended. All shares listed below were sold as restricted shares (Also refer to Form 10-SB/A dated September 17, 2001, PART III,
ITEM 4, "RECENT SALE OF UNREGISTERED SECURITIES").

     (a) On October 2, 2000, the Company issued 660,000 shares of its Common Stock to six parties who had performed services on behalf of the Company. The shares were issued in consideration of debt owed by the Company, at the agreed upon rate of $.0001 per share, and the shares were sold in reliance on the exemption provided by Section 4 (2) of the Act. The parties discussed the wellness services to be offered, the consideration of the sale of holistic products, the need to offer nutritional counseling, review of existing wellness businesses, and review of considerations for a Westchester County location.

          The Company provided full disclosure of its business plan, capitalization and risk factors of investing to the six investors. The Company has a reasonable basis to believe each investor is accredited. All shares were issued as restricted, and the certificates bear the customary restrictive legend under rule 144 of the Securities Act of 1933. For these transactions, the Company relied on the Section 4(2) exemption from the Section 5 registration requirement of the Securities Act of 1933.

     (b) On October 6, 2000, the Company sold 10,000 shares of its Common Stock to one investor at a price of $1.00 per share, which was paid for in cash totaling $5,000 and services totaling $5,000. The shares were sold in reliance on the exemption provided by Section 4 (2) of the Act. The services consisted of additional review and assistance with revision of the Company's preliminary business plan.

          The investor was informed of the Company's business plan and risks of investment through his work with management on revision of the Company's business plan. The Company has a reasonable basis to believe this investor is accredited.

     (c) In November, 2000, the Company sold a total of 30,000 shares of its Common Stock to two investors at a price of $.50 per share and received total proceeds in the amount of $15,000. These shares were sold in reliance on the exemption provided by Section 4 (2) of the Act. Of the total of 30,000 shares sold, one investor purchased 10,000 shares on November 8, 2000 and a Vice President of the Company purchased 20,000 shares on November 28, 2000.

          The Company provided full disclosure of its business plan, capitalization and risk factors of investing to the two investors. The Company has a reasonable basis to believe each investor is accredited (one by net worth standard, the second by being an executive officer of the Company). All shares were issued as restricted, and the certificates bear the customary restrictive legend under rule 144 of the Securities Act of 1933. For these transactions, the Company relied on the Section 4(2) exemption from the Section 5 registration requirement of the Securities Act of 1933.

     (d) In January, 2001, the Company sold 48,000 shares of its Common Stock to five investors who are immediate relatives of a Vice President of the Company, at a price of $.50 per share and received total proceeds in the amount of $24,000. These shares were sold in reliance on the exemption provided by Section 4 (2) of the Act. Of the total of 48,000 shares sold, one investor purchased 10,000 shares and another investor purchased 4,000 shares on January 2, 2001; one investor purchased 20,000 shares on January 4, 2001; one investor purchased 4,000 shares on January 22, 2001; and one investor purchased 10,000 shares on January 24, 2001.

          The Company provided full disclosure of its business plan, capitalization and risk factors of investing to the five investors. The Company has a reasonable basis to believe three of the investors are accredited (two by net worth standard, the third by being an executive officer of the Company). The Company has a reasonable basis to believe that the remaining two investors are experienced in investing in startup companies and can fend for themselves as sophisticated non-accredited investors, having been provided full disclosure about the Company and the risks of investment. All shares were issued as restricted, and the certificates bear the customary restrictive legend under rule 144 of the Securities Act of 1933. For these transactions, the Company relied on the
Section 4(2) exemption from the Section 5 registration requirement of the Securities Act of 1933.

     (e) In May, 2001, the Company sold 500,000 shares of its Common Stock to one investor at a price of $.50 per share, and received total proceeds of $250,000 as follows: $100,000 in May, $50,000 in June, $50,000 in July, and $50,000 in August, 2001. These shares were sold in reliance on the exemption provided by Section 4(2) of the Act.

          The Company provided full disclosure of its business plan, capitalization and risk factors of investing to this investor. The shares were issued as restricted, and the certificates bear the customary restrictive legend under rule 144 of the Securities Act of 1933. For this transaction, the Company relied on the Section 4(2) exemption from the
Section 5 registration requirement of the Securities Act of 1933.

     In July, 2001, Messrs. Thomas Cerabona, Henry A. Gallo, Charles F. Glassman and Ronald J. Brescia returned 150,000, 150,000, 140,000, and 90,000 shares of Common Stock respectively to the Company for no consideration (Refer to PART III, ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). The total of 530,000 shares was canceled by the Company and the total number of shares of Common Stock outstanding was reduced by that amount.

     Subsequent to the period covered by this Report, on November 16, 2001, the Company issued 366,000 shares of its Common Stock to nine parties who had performed services on behalf of the Company. The shares were issued in consideration of debt owed by the Company at the agreed upon rate of $.0001 per share, and the shares were sold in reliance on the exemption provided by
Section 4(2) of the Act. The parties discussed and evaluated marketing proposals, discussed and evaluated strategic partners, and considered and evaluated alternative locations to Westchester County.

     The Company provided full disclosure of its business plan, capitalization and risk factors of investing to the nine investors.
The Company has a reasonable basis to believe each investor is accredited. All shares were issued as restricted, and the certificates bear the customary restrictive legend under rule 144 of the Securities Act of 1933. For these transactions, the Company relied on the Section 4(2) exemption from the
Section 5 registration requirement of the Securities Act of 1933.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the fiscal years ended August 31, 2001 and 2000, the total loss for the Company was $121,619 and $43,733, respectively. From inception, November 10, 1997, through August 31, 2001, the total loss was $202,996. These losses resulted from the Company's start-up expenses, business plan development, initial market research activities, and initial web site development, which have been funded by Ameristar Group, Incorporated ("Ameristar") , an affiliate of two corporate shareholders of the Company (Refer to "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), and by the private placement sale of shares of Common Stock totaling $294,000 during fiscal year 2001. No assurance can be made that Ameristar will continue to fund the Company's operations or that the Company will be able to raise additional funds through the private placement sale of its securities. Although Ameristar has funded the Company's operations in the past, Ameristar is under no legal obligation to provide additional funding in the future.

     The audit report accompanying the Company's financial statements for the fiscal years ended August 31, 2001 and 2000 contains a going concern qualification because the Company is in the development stage and needs additional capital to begin commercial operations. Refer to "RISK FACTORS" and the audit report and financial statements contained in "PART F/S".

     For the fiscal year ended August 31, 2001, the total loss for the Company was $121,619 compared to a loss of $43,733 for the comparable prior fiscal year period, an increased loss of $77,886. This increased loss resulted from increased consulting expenses of $27,994, increased professional fees of $44,555, increased rent expense of $4,000, increased administrative expenses of $2,000 and decreased miscellaneous expenses of $663. From inception, November 10, 1997 through August 31, 2001, the total loss was $206,996.

     In regard to its capital requirements for the next twelve months, additional funding will be required and the Company plans to meet its immediate capital needs through private equity or debt financing. Issuing additional equity will result in dilution to the existing shareholders.

     The Company is considered to be a development stage enterprise because it has not yet generated revenue from the sale of products or services. There have been no business operations since the date of incorporation. Since its inception, the Company has devoted all of its efforts to business research and development, the preparation of a business plan, the discussion of specific services to be offered, marketing considerations, planning development of a website, discussions regarding strategic alliances and the search for sources of capital to fund its efforts.

     In addition to the Company's projected expenses and cash flow, financing requirements will depend on other factors, such as the progress of its market research and development, any changes resulting from continuing research, development of new technology, and the economic impact of competition. The Company's future long-term capital requirements will depend significantly on the rate of its business growth, the introduction of services, and the success of such services after they are introduced. Projections of future long-term cash needs are subject to substantial uncertainty.

Liquidity and Capital Resources

     At August 31, 2001, the Company had cash totaling $30,529, which will not be adequate for the Company's working capital needs. There is no assurance that the Company will be able to raise the amount of capital required to meet its working capital needs.

Plan of Operations

     The Company's success in achieving profitability will depend on its ability to implement its marketing strategy and obtain the projected revenues from the sale of products and services, while not exceeding budgeted expenses. During the implementation of its business plan, the Company will be subject to all of the risks inherent in a growing business, including the need to provide reliable and effective products and services, to develop marketing expertise, and to effectively generate sales. In the event that the Company's projected market does not develop as anticipated, the Company's business, financial condition and results of operations would be materially adversely affected.

     During the next twelve months, the Company intends to perform the activities required to establish its business operations, as described in "ITEM 1 (b) Business of Issuer". In executing its current plans, the Company's objectives will include the following:

          Create the Lifen Wellness Center
          Attract a sufficiently large membership base to sustain business operations
          Develop brand awareness
          Develop and provide desired services to individual and corporate clients
          Build an operations structure to support the business
          Further develop and expand the Lifen web site, and develop traffic Develop eCommerce business
          Establish strategic relationships
          Develop management information systems and technology to support operations
          Attract and retain qualified personnel

     According to the Company's estimates, from $500,000 to $1,000,000 will be needed through the 12 months ending August 31, 2002 to establish these business operations, not including revenues from operations, which are not expected to materialize in significant amounts until the second or third calendar quarters of 2002 at the earliest. The amount of capital required would be reduced significantly if the Company finds a suitable existing facility for its initial operations.

     Primary to the Company's solvency in the coming year is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs.

     Capital commitments for the next twelve months are minimal, and additional funds raised through private placements should be sufficient to meet the Company's obligations for that period and until the various planned activities described herein are able to create significant cash flow. The Company has received an audit opinion which includes a "going concern" risk. The Company is aware of this risk and plans to raise any necessary capital through the sale of additional equity. If additional capital is not readily available, the Company will be forced to scale back its development activities such that its income will exceed its expenses. Although this will greatly slow the Company's development, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.

     The Company plans to perform market research and development during the next twelve months regarding such considerations as determination of alternative sites for location of a Wellness Center in Westchester County, additional definition of services to be offered, and pricing of services. The Company does not contemplate the purchase or sale of plant and significant equipment such as that related to manufacturing. The Company intends to acquire fitness equipment and business equipment for its Wellness Center, and plans to consider various financing alternatives for such equipment acquisition. The Company's planned eCommerce business does not require the purchase of inventory.

     The Company has no employees as of the date of this Report and intends to hire employees during the next twelve months as its business plan is executed, which will be dependent on the Company's ability to raise the required funds. In the interim, the Company will rely on its management to perform the activities required for preliminary business development. The failure to attract and retain the required personnel would have a material adverse effect on the Company's business and results of operations.

ITEM 7.      FINANCIAL STATEMENTS

     Audited financial statements for the fiscal years ended August 31, 2001 and 2000 are submitted herein as PART F/S on Pages F-1 to F-13.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS

Name                              Age       Position

Robert Gordon                     65        President and Director
Dominick Artuso, M.D., F.C.C.M.   43        Vice President and Director
Gera Laun                         36        Secretary and Director

     The Directors will serve until the next annual meeting of stockholders and until their successors are qualified and elected. The Officers are also appointed by, and serve at the will of, the Board of Directors. There are no family relationships among the Officers of the Company. There are at present no committees of the Board of Directors.

Officers and Directors

     Robert Gordon is President and a Director. Mr. Gordon has also been Executive Vice President since 1999, and from 1996-1999, President and a irector of W3 Group, Inc., a public company. W3 Group, Inc. was formerly a wholesaler of imported men's apparel (divested in 1999) and currently without an active business, and seeking business opportunities. From 1993-1996 he was Executive Vice President of Contex, Inc., an investment banking and consulting firm in Naples, Florida. From 1990-1993, as Managing Director of a specialty apparel company, he was responsible for marketing and sales, finance, manufacturing, retail and mail order operations, MIS, strategic planning, organizational development, and re-structuring the business. From 1988-1989, Mr. Gordon was President and Chief Operating Officer of a public company that manufactured precision parts and performed engineering design services, and conducted technology research and development. Previously, he was Executive Vice President of a financial services firm, responsible for administration, business operations, and organizational development. Mr. Gordon also had a management consulting practice and performed broad based professional services which included strategic and financial planning, marketing and growth studies, business re-structuring, acquisition plans, implementation of new business strategies, MIS development, and training programs. Previously, Mr. Gordon was Director of Management Information Systems (MIS) for Kinney Shoe Corporation.

     Mr. Gordon has conducted numerous business seminars and made presentations at many conferences. He received an Achievement Award from the International Association of Systems Management in recognition of his contribution to the business systems profession, and is also a past Chapter President. He was an advisor to Guidance International, a professional association of computer users. Mr. Gordon has a B.A. in Economics from Union College.

     Dominick Artuso, M.D., F.C.C.M. is Vice President and a Director of the Company, and has been on staff as a general surgeon at the Westchester Medical Center in Valhalla, NY since 1994. Dr. Artuso has specialized in Bariatrics since 1999 and the mission of the Bariatric department is to perform Gastric Bypass Surgery ("stomach Stapling") for morbidly obese patients. The care and preparation of the morbidly obese patient is unique, complex, and involves a multi disciplinary approach, which Dr. Artuso has been very involved in.

     Dr. Artuso graduated from the University of Notre Dame, Indiana with a Bachelor of Science degree. He then graduated from the Cetec University in Santo Domingo, Dominican Republic with an M.D. degree. His specialty is General Surgery with special training in trauma and surgical critical care. He developed and directed two Level II Trauma Centers; one in Ft. Meyers, Florida and one in Waterbury, Connecticut.

     At this time Dr. Artuso's efforts are concentrated on the treatment of obesity. Presently he and his team members have been performing Gastric Bypass Surgery laprascopically, one of less than 12 centers in the USA performing it in that manner. In the last twelve months, they have modified and improved the procedure three times, with each modification being reported nationally. Besides these reports, Dr. Artuso reported on the results of their surgery at the American Bartatric Society meeting in June 2000 in Memphis, Tenn.

     In addition to surgery for morbid obesity, Dr. Artuso has been performing extensive counseling to obese patients. This counseling has taken the form of nutritional advice including nutritional supplements and herbal remedies for weight loss and various illnesses. The counseling has also included psychological evaluation and subsequent treatment courses. Also included in the counseling is exercise and activity recommendations. Presently Dr. Artuso is implementing acupuncture and hypnotism to the total wellness program provided to obese individuals.

     Gera Laun is Secretary and a Director of the Company. Since 1992,
Ms. Laun is also Secretary and Treasurer of Ameristar Capital Corporation, an equipment leasing company. She was Secretary of Concorde Strategies Group, Inc., and from 1985 to 1992 was Manager, Processing Department of Vendor Funding Co., Inc., an equipment leasing and asset based lending company. Previously, Ms. Laun was Manager, Mail Order Catalog/Retail for La Shack, Inc.

ITEM 10.       EXECUTIVE  COMPENSATION

     The Company has paid consulting fees totaling $6,500 to its President during the year ended August 31, 2000 and $13,350 during the fiscal year ended August 31, 2001. No other compensation has been paid to any of the Company's Officers and Directors. There are no written agreements between the Company and any of its Officers, and there are no agreements with Directors for the payment of Director fees. The Company does not presently have any pension plan, profit sharing plan, or similar plans for the benefit of its Directors, Officers or employees.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND  MANAGEMENT

     The following table sets forth, as of August 31, 2001, the end of the Company's fiscal year, information with respect to (1) any person known by the Company to own beneficially more than five (5%) percent of the Company's Common Stock, based on 7,058,000 shares issued and outstanding as of the end of fiscal 2001(2) Common Stock owned beneficially by each officer or director of the Company and (3) the total of the Company's Common Stock owned beneficially, directly or indirectly, by the Company's officers and directors.

 Name and Address of Beneficial Owner       Number of Shares    Percent of
                                             Owned (1) (2)        Class
     J.J. Kadele, Inc.(4)
     37 Parkway East                         1,125,000           15.94%
     Yonkers, N.Y. 10701

     Pearlco(5)
     50 Pecan Valley Drive                     808,300           11.45%
     New City, N.Y. 10956

     Robert Gordon*
     444 Madison Avenue, Suite 2904            760,000           10.77%
     New York, N.Y.  10022


     Dominick Artuso, M.D., F.C.C.M.*
     247 Broadway                              500,000            7.08%
     Pleasantville, N.Y.  10570

     William Cleary
     337 Walnut Lane                           600,000            8.50%
     Cranford, NJ 07016

     John Messina  (6)                         568,000            8.04%
     11 Wyman Street
     Rye Brook, NY 10573

     MP1, LLC (7)                              500,000           7.08%
     One Financial Plaza, Suite 2504
     Fort Lauderdale, FL 33394

     Gera Laun*                                 25,000           0.35%
     444 Madison Avenue, Suite 2904
     New York, N.Y.  10022

Officers and Directors as
a group (3 persons) (3)                      1,285,000          18.21%

* Officer and/or Director
_________________________________________

(1) Persons known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock.
(2)  Common Stock owned beneficially by each officer and director of the
     Company.
(3)  The total number of shares of the Company's Common Stock owned
     beneficially, directly or indirectly,      by the officers and
     directors of the Company as a group.
(4) J.J. Kadele, Inc. is a private company of which Mr. Salvatore Messina is the sole Director, Officer and shareholder. He is the father of Joseph J. Messina and John Messina. Neither Joseph J. Messina nor John Messina have voting or dispositive control over the shares held by J.J. Kadele. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(5) Pearlco is a private company of which Mr. Rajesh Grover is the sole Director, Officer and shareholder.
(6) John Messina is the brother of Joseph J. Messina. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(7) MP1, LLC is a private Limited Liability Company principally owned and controlled by Mr. Anthony R. Morgenthau and Mr. Richard M. Andzel.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently rents office space on a month to month basis from Ameristar Group Incorporated, an affiliate of Remsen Group, Ltd. and Wilmont Holdings Corp., two corporate shareholders of the Company, at a rate of $1,000 per month. In addition, Ameristar is currently providing administrative services on a month to month basis to the Company at a monthly cost of $2,000 and has advanced funds for operating expenses. The total expenses incurred by the Company from Ameristar for the fiscal years ended August 31, 2001 and 2000, and from inception, November 11, 1997 through August 31, 2001 are $36,000, $30,000 and $66,000 respectively. The terms of the agreement with Ameristar for the use of office space and administrative services include a commencement date of January 1, 2000, termination by either party with 30 days written notice, a monthly cost of $1,000 for the use of office space, and for the use of business equipment, including personal computers, photocopier, fax, telephones, and basic office supplies, a monthly cost of $3,500 for the period January 1, 2000 through April 30, 2000, and thereafter a monthly cost of $2,000. Any extraordinary expenses incurred by Ameristar on behalf of the Company will be billed to the Company at cost.

     Remsen Group, Ltd. is a company principally owned and controlled by Martin
I. Saposnick and Wilmont Holdings Corp. is a company principally owned and controlled by Joseph J. Messina. Messrs. Saposnick and Messina are Officers and Directors of Ameristar Group Incorporated and, having taken initiative in setting up the Company, may be deemed founders of the Company. John Messina, brother of Joseph J. Messina, is not an affiliate of Joseph J. Messina or any of his affiliates (Refer to "ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT" and Footnote Number 4 and 6 thereto). Salvatore Messina, father of Joseph J. Messina and John Messina is not an affiliate of Joseph J. Messina or any of his affiliates and is not an affiliate of John Messina.

     Subsequent to the period covered by this Report, the Company reached agreement with Ameristar to provide the Company with management services needed for its continuing development. Accordingly, on November 1, 2001, an agreement was executed with Ameristar to provide consulting services, office space, and administrative services for a two year period. The monthly cost of these services is $5,500; consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services include such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

     The monthly rent and administrative services were previously included in an agreement with Ameristar dated December 27, 1999 (See Form 10-SB/A, Exhibit Number 6), which has been terminated and superseded by the above referenced agreement for management services.

     The Company advanced funds totaling $169,000 to Ameristar during the period from June 1, 2001 through August 31, 2001, the end of the Company's fiscal year. These advances were applied to expenses of $22,000 incurred by Ameristar on behalf of the Company during the period ended August 31, 2001, as well as the charges for rent and administrative services for the months of June through August, 2001 which total $9,000. The balance of funds advanced to Ameristar at August 31, 2001 totaled $138,000, which will be applied to future services included in the aforementioned agreement for management services dated November 1, 2001, as well as any extraordinary expenses incurred by Ameristar.

     Also, subsequent to the period covered by this Report, in September, 2001, the Company advanced funds to Ameristar totaling $28,000 and incurred expenses from Ameristar in the amount of $34,100, leaving a current balance of funds advanced totaling $131,900.

     In July, 2001, Messrs. Thomas Cerabona, Henry A. Gallo, Charles F. Glassman and Ronald J. Brescia returned 150,000, 150,000, 140,000 and 90,000 shares of Common Stock respectively that they had owned to the Company for no consideration. They are not currently involved in the business and Messrs. Cerabona, Gallo, and Glassman are no longer Officers of the Company. The total number of shares outstanding has been reduced accordingly.

                            PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.   The following documents are filed in PART F/S, as a part of this report on pages F-1 to F-13:

     Financial Statements

     Auditors Report of Sanford Feibusch, C.P.A., P.C. dated January 21, 2002 together with;

     Balance Sheet as of August 31, 2001;

     Statement of Operations and Consolidated Statement of Operations for the years ended August 31, 2001 and 2000, and From Inception, November 10, 1997 to August 31, 2001;

     Statement of Stockholders' Equity and Consolidated Statement of Stockholders' Equity for the years ended August 31, 2001 and 2000, and From Inception, November 10, 1997 to August 31, 2001;

     Statement of Cash Flow and Consolidated Statement of Cash Flows for the years ended August 31, 2001 and 2000, and From Inception, November 10, 1997 to August 31, 2001;

     Notes to Financial Statements.

     2.   Financial Statement Schedules - None.

     All applicable information is contained in the financial statements or notes thereto.

     3.   Exhibits - None.

(b)       Form 8-K filings: None.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIFEN, INC.

Dated:   January 31, 2002             By:/s/Robert Gordon
                                            President and
                                            Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   January 31, 2002             By:/s/Robert Gordon
                                            Robert Gordon
                                            Director

Dated:   January 31, 2002             By:/s/Dominick Artuso
                                            Dominick Artuso
                                            Director

Dated:   January 31, 2002             By:/s/Gera Laun
                                            Gera Laun
                                            Director

                            PART F/S

                          LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 INDEX TO FINANCIAL STATEMENTS


                                                            Page

Report of Independent Certified Public Accountant           F-2


Balance Sheet as of August 31, 2001                         F-3


Statement of Operations for the years ended
August 31, 2001 and 2000, and from inception
November 10, 1997 to August 31, 2001                        F-4


Statement of Stockholders' Equity (Deficit) from
Inception November 10, 1997 to August 31, 2001              F-5


Statement of Cash Flows for the years ended
August 31, 2001 and 2000, and from inception
November 10, 1997 to August 31, 2001                        F-7


Notes to Financial Statements                        F-8 - F-13



                     INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Lifen, Inc.


I have audited the accompanying balance sheet of Lifen, Inc. (A Development Stage Company) as of August 31, 2001 and the related statement of operations, stockholders' equity and cash flow for the two years then ended and for the period from November 10, 1997 (inception) to August 31, 2001. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Lifen, Inc. as of August 31, 2001 and results of operations, changes in stockholders' equity and cash flows for the two years then ended and from November 10, 1997 (inception) to August 31, 2001, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the Financial Statements, the Company is in the development stage and needs additional funds for them to implement their plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also described in Note 6. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ Sanford H. Feibusch
                                   Certified Public Accountant

Monsey, New York
January 21, 2002


                           LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

              BALANCE SHEET AS OF AUGUST 31, 2001


                             ASSETS

                                                            2001
Current Assets:
Cash                                                $        30,529
Prepaid Expenses                                            134,341
  Total Current Assets                                      164,870
Equipment- Net of Accumulated Depreciation of $236              944

  Total Assets                                      $       165,814


            LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

Current Liabilities:
Accounts Payable                                    $         4,865
Total Current Liabilities                                     4,865

Stockholders' (Deficit)
Preferred Stock, par value  $.0001
   Authorized 10,000,000 shares, no
   Shares issued and outstanding                                -
Common Stock, par value  $.0001
   Authorized 25,000,000 shares
   Issued and outstanding 7,058,000 shares                      706
Additional Paid-in capital                                  367,239
Deficit accumulated during development stage               (206,996)
Stockholders' (Deficit)                                     160,949

Total Liabilities and Stockholders' (Deficit)       $       165,814









The Accompanying Notes are an integral part of these Financial Statements.

                          LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF OPERATIONS
          FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
    AND FROM INCEPTION NOVEMBER 10, 1997 TO AUGUST 31, 2001

                                                   From Inception
                                                   Nov.  10,  1997
                                                          to
                        	2001      2000     August 30, 2001


Revenue:                  $      -     $    -        $      -

Expenses:
Market Research                  -          -             25,000
Professional Fees              44,555       -             44,555
Consulting                     38,316     10,322          49,146
Write Off of Offering Costs       -         -             15,546
Rent                           12,000      8,000          20,000
Administrative                 24,000     22,000          46,000
Miscellaneous                   2,748      3,411           6,749

     Total Expenses           121,619     43,733         206,996


Net Loss before Provision
  For Income Taxes           (121,619)   (43,733)       (206,996)

Provision for Income Taxes       -          -               -

Net Loss                  $  (121,619) $ (43,733)    $  (206,996)

Basic Loss per Share      $      (.02) $    (.01)


Weighted Average Number
   Shares Outstanding       7,089,500   5,492,850






The Accompanying Notes are an integral part of these Financial Statements.

                          LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
      FROM INCEPTION NOVEMBER 10, 1997 TO AUGUST 31, 2001

                                       Common  Stock       Additional
                                     Par Value  $.0001     Paid-In     Retained
                                    Shares       Amount    Capital     (Deficit)
January 1998 - Shares Issued
   For Services @ $.0001 per share  2,250,000  $   225     $    -       $    -
Loss for Year Ended
   August 31, 1998                                                         (511)

Balance - August 31, 1998           2,250,000      225          -          (511)

October 1998 Shares Issued
   for Services @ $.0001 per share  2,750,000      275          -            -
Cancellation of Shares Issued
   October 1998 @ $.0001 per share (2,750,000)    (275)         -            -

November 1998 Shares issued for
   services net of expenses
   @ $.05 per share                   500,000       50        23,250         -

March 1999 Shares Issued
   for Services @ $.0001 per share  2,325,200      232          -            -

Loss for the Year ended
   August 31, 1999                                                      (41,133)

Balance - August 31, 1999           5,075,200      507        23,250    (41,644)

March 2000 Shares Issued
   for Services @ $.0001 per share  1,219,800      122          -            -

April 2000 Shares Issued Private
   Placement @ $1.00 per share         45,000        5        44,995         -

Loss for Year Ended
   August 31, 2000                                                      (43,733)

Balance - August 31, 2000           6,340,000  $   634   $    68,245  $ (85,377)


The Accompanying Notes are an integral part of these Financial Statements.

                          LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
           FROM SEPTEMBER 31, 2000 TO AUGUST 31, 2001


                                       Common  Stock      Additional
                                     Par Value  $.0001    Paid-In      Retained
                                    Shares       Amount   Capital      (Deficit)

Balance August 31, 2000        	    6,340,000  $   634    $  68,245    $(85,377)

October 2000 Shares Issued
   for Services @ $.0001 per share    660,000       66         -           -

October 2000 Shares Issued
   Private Placement
   @ $1.00 per share                   10,000        1        9,999        -

November 2000 Shares Issued
   Private Placement
   @ $.50 per share                    10,000        1        4,999        -

November 2000 Shares Issued
   Private Placement
   @ $.50 per share                    20,000        2        9,998        -

January 2001 Shares Issued
   Private Placement
   @ $.50 per share                    48,000        5       23,995        -

May 2001 Shares Issued
   Private Placement
   @ $.50 per share                   500,000       50      249,950        -

Less Shares Returned
   July 2001 @$.0001 per share       (530,000)     (53)          53        -

Loss for the twelve months
   Ended August 31, 2001                                               (121,619)

Balance - August 31, 2001           7,058,000   $  706    $ 367,239   $(206,996)



The Accompanying Notes are an integral part of these Financial Statements.

                          LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
                  AUGUST 31, 2001 AND 2000 AND
      FROM INCEPTION NOVEMBER 10, 1997 TO AUGUST 31, 2001

                                                               From  Inception
                                                                Nov. 10, 1997
                                                                      to
                                          2001        2000     August 31,  2001
Cash Flows from Operating Activities:
Net (Loss)                             $ (121,619) $  (43,733)  $     (206,996)

Adjustments to reconcile net (loss) to
   Net cash used in operating activities:
Market Research                              -           -              25,000
Consulting                                  5,065         122            5,645
Depreciation                                  236        -                 236
Changes in operating assets & liabilities:
Accounts Payable                          (12,906)       (115)           4,865
Prepaid Expenses                         (134,341)       -            (134,341)
         Net Cash Flows from
   Operating Activities                  (263,565)    (43,726)        (305,591)

Cash Flows from Investing Activities:
Purchase Equipment                           -         (1,180)          (1,180)

Net Cash Flows from
   Investing Activities                      -         (1,180)          (1,180)

Cash Flows from Financing Activities:
Issuance Common Stock                     294,000      45,000          339,000
Offering Expenses                            -           -              (1,700)

Net Cash Flow from Financing
   Activities                             294,000      45,000          337,300

Net Increase (decrease) in Cash            30,435          94           30,529

Cash - Beginning of Year                       94        -                -
Cash - End of Year                     $   30,529    $     94      $    30,529



The Accompanying Notes are an integral part of these Financial Statements.

                          LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2001

Note 1.  Organization

Lifen, Inc. (the "Company") was incorporated under the laws of the state of Delaware on November 10, 1997 under the name Digivision International, Ltd. The Company's name was changed to Lifen, Inc. on June 22, 2000. To date, the Company has had no commercial operations and has been engaged in the development of its business plan, market research, initial web site development, and seeking initial financing in order to commence commercial operations.

Note 2.  Summary of Significant Accounting Policies:

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation allowance in connection with deferred tax assets. Actual results could differ from those estimates.

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful life. The cost of maintenance and repairs is charged to operations as incurred.

Accounting for Impairment of Long-Lived Assets
In accordance with SFAS 121, the Company has adopted a policy of recording an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Organization Costs
The Company has adopted SOP 98-5, "Reporting on the Costs of Start-up Activities", which requires that all costs of start-up activities and organization costs be expensed as incurred. The Company expects that the adoption of SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, will not have a material effect on its financial statements.

                           LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2001

Web Site Development
In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs." EITF 00-02 states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. The Company's accounting policy for internal-use software, as required by SOP 98-1, incorporated the requirements of EITF 00-02. To date, no significant costs have been incurred.

Income Taxes
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company.

Per Share Data
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basis per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. There are no potentially dilutive securities which would be included in computation of fully diluted earnings per share.

Note 3.  Income Taxes

There is no provision for Federal or State Income Taxes for the years ended August 31, 2001 and 2000, since the Company has incurred losses from inception. Additionally, the Company has reserved fully for any potential tax benefits resulting from its carryforward operating losses. Deferred tax assets at August 31, 2001 and 2000 consist of the following:

                          LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2001

                                         2001            2000

Net Operating loss carryforward      $   78,700     $   34,150
Valuation allowance                     (78,700)       (34,150)
                                     $       -0-    $       -0-

As of August 31, 2001, the Company has net operating loss carryfowards of approximately $207,000 which expire in various years from 2012 through 2016.

Note 4.  Common Stock

On January 9, 1998, the Company issued 2,250,000 shares of its common stock to two founders of the Company for services valued at $225.

On October 30, 1998, the Company issued 2,750,000 shares of its common stock to four individuals for services to be performed. The agreement was canceled and the shares of common stock were returned and canceled.

On November 5, 1998, the Company completed a private placement offering of its common stock, Pursuant to Rule 504 under Regulation D, the Company issued 500,000 shares of its common stock in satisfaction of $25,000 owed to four parties who had performed services on behalf of the Company.

On March 3, 1999, the Company issued 2,325,200 shares of its common stock to eight parties for services performed on behalf of the Company, valued at $232.

On March 15, 2000, the Company issued 1,219,800 to ten parties for services performed on behalf of the Company, valued at $122.

During April 2000, the Company sold 45,000 shares of its common stock at $1.00 per share to three investors in a private placement, pursuant to Rule 504 under Regulation D, and received total proceeds of $45,000.

On October 2, 2000, the Company issued 660,000 shares of its common stock to six individuals for consulting services performed, valued at $.0001 per share, or $66. On October 6, 2000, the Company sold 10,000 shares of its Company stock to one investor at $1.00 per share. The Company received $5,000 in cash and services totaling $5,000.

                          LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2001

In November 2000, the Company sold 30,000 shares of its common stock to two individual investors at a price of $.50 per share and received total proceeds of $15,000.

In January 2001, the Company sold 48,000 shares of its common stock to five individual investors at a price of $.50 per share and received total proceeds of $24,000.

In May 2001, the Company sold 500,000 shares of its common stock to one individual investor at a price of $.50 per share. The Company received proceeds in the amount of $100,000 in May, 2001, $50,000 in June, $50,000 in July, and $50,000 in August, 2001, for a total of $250,000. These shares were sold in reliance on the exemption provided by Section 4(2) of the Act.

In July 2001, 530,000 shares of the Company's common stock were returned to the Company for no consideration and were cancelled.

Note 5.  Related Party Transactions

Ameristar Group, Incorporated ("Ameristar") is a corporation that is an affiliate of two corporate shareholders of the Company and is considered to be a related party.

Ameristar rents office space to the Company on a month to month basis, at a rate of $1,000 per month. In addition, Ameristar has provided administrative service for the Company at a monthly cost of $2,000 and has advanced funds for operating expenses. The total expenses incurred by the Company from Ameristar for the years ended August 31, 2001 and 2000, and from inception November 11, 1997 through August 31, 2001 are $36,000, $30,000, and $66,000, respectively.

Subsequent to the period covered by this Report, the Company reached agreement with Ameristar to provide the Company with management services needed for its continuing development. Accordingly, on November 1, 2001, an agreement was executed with Ameristar to provide consulting services, office space, and administrative services for a two-year period. The monthly cost of these services is $5,500, consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services include such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

                            LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2001

Note 6.  Going Concern

Lifen, Inc. is considered to be a development stage company. Since inception, the Company has been engaged in the development of its business plan, market research and initial web site development. At August 31, 2001, the Company had incurred losses during the development stage of $206,996. Approximately $28,950 of the cumulative losses have been non-cash services in exchange for common stock in the Company. The balance of the losses, approximately $178,000, was funded by the private placements of common stock, which totaled $339,000 as of August 31, 2001.

Primary to the Company's solvency in the coming year is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs. Capital commitments for the next twelve months are minimal, and additional funds raised through Private placements should be sufficient to meet the Company's obligations for that period and until the various planned activities are able to create significant cash flow. The Company plans to raise any necessary capital through the sale of additional equity. If additional capital is not readily available, the Company will be forced to scale back its development activities such that its income will exceed its expenses. Although this will greatly slow the Company's development, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.

Note 7.  Subsequent Events

Subsequent to the period covered by this Report, on November 16, 2001, the Company issued 366,000 shares of its Common Stock to nine parties who had performed services on behalf of the Company. The shares were issued in consideration of debt owed by the Company at the agreed upon rate of $.0001 per share, and the shares were sold in reliance on the exemption provided by
Section 4(2) of the Act. The parties discussed and evaluated marketing proposals, discussed and evaluated strategic partners, and considered and evaluated alternative locations to Westchester County.

                            LIFEN, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2001

Note 8.  Supplemental Disclosure to Cash Flow Statement

                                                             From  Inception
                                                             Nov.  10,  1997
                                                                   to
                                       2001       2000      August 31,  2001
Cash paid during the period for:
Interest                            $    -     $    -           $      -
Income Taxes                        $    -     $    -           $      -
Non Cash Transactions:
Common stock issued for
consulting Services and
market research                     $  5,065   $   122          $   30,644