Form 10QSB
period 2001-11-30
LIFEN INC
filed 2002-02-05
CIK 1073857

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2001

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to__________

                      Commission File Number 0-31152


                                 LIFEN, INC.
     (Exact name of small business issuer as specified in its charter)

               Delaware                             76-0585701
   (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

            444 Madison Avenue, Suite 2904, New York, NY 10022
                  (Address of principal executive offices)

                               (212) 750-7878
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No

7,424,000 shares of Common Stock, no par value, outstanding on January 31, 2002.

--------------------------------------------------------------------------------

                                 LIFEN, INC.

                       Form 10-QSB Quarterly Report
               For Quarterly Period Ended November 30, 2001

                              Table of Contents
                                                                         Page

     PART I -- FINANCIAL INFORMATION                                       1

     Item 1.   Financial Statements                                        1

          Unaudited Balance Sheets at November 30, 2001 and
          Audited Balance Sheet at August 31, 2001                         1

          Unaudited Statements of Operations
          For Three Months Ended November 30, 2001 and November 30, 2000   2

          Unaudited Statements of Cash Flows
          For Three Months Ended November 30, 2001 and November 30, 2000   3

          Notes to Financial Statements                                    4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10


     PART II -- OTHER INFORMATION                                          14

     SIGNATURE                                                             14


                                        i


                         PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                   LIFEN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                      (Unaudited)              (Audited)
                                   November 30, 2001        August 31, 2001
Current Assets:
Cash                                 $       226              $     30,529
Prepaid Expenses                         148,701                   134,341
  Total Current Assets               $   148,927              $    164,870
Equipment- Net of Depreciation of
           $295 and $236                     885                       944
  Total Assets                       $   149,812              $    165,814

                 LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

Current Liabilities:
Accounts Payable                     $     4,865              $      4,865
  Total Current Liabilities          $     4,865              $       4,865

Stockholders' (Deficit)
Preferred Stock, par value $.0001
  Authorized 10,000,000 shares, no
  Shares issued and outstanding             -                          -
Common Stock, par value $.0001
  Authorized 25,000,000 shares
  7,424,000 shares and 7,058,000
  Shares issued and outstanding
  As ofNovember 30, 2001 and
  August 31, 2001                            742                        706
Additional Paid-in capital               367,240                    367,239
Deficit accumulated during
  Development stage                     (223,035)                  (206,996)
Stockholders' (Deficit)                  144,947                    160,949
  Total Liabilities and
    Stockholders' (Deficit)          $   149,812                $   165,814



The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
          AND FROM INCEPTION NOVEMBER 10, 1997 TO NOVEMBER 30, 2001

                                                                From Inception
                                                                Nov. 10, 1997
                                                                      to
                                     2001          2000         Nov. 30, 2001
                                 (Unaudited)    (Unaudited)      (Unaudited)

Revenue:                         $     -         $    -           $    -

Expenses:
Market Research                        -              -               25,000
Consulting                           4,837           1,066            53,983
Write Off of Offering Costs           -               -               15,546
Professional Fees                     -             22,500            44,555
Rent                                 3,000           3,000            23,000
Administrative                       6,000           6,000            52,000
Miscellaneous                        2,201             400             8,950

  Total Expenses                    16,038          32,966           223,034

Net Loss before Provision
  For Income Taxes                 (16,038)        (32,966)         (223,034)

Provision for Income Taxes            -               -                 -

  Net Loss                       $ (16,038)      $ (32,966)        $(223,034)

Basic Loss per Share             $    (.00)      $    (.00)

Weighted Average Number
  Shares Outstanding              7,241,000      6,690,000              -


The accompanying Notes are an integral part of these Financial Statements.

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
           AND FROM INCEPTION NOVEMBER 10, 1997 TO NOVEMBER 30, 2001

                                                                From Inception
                                                                Nov. 10, 1997
                                                                     to
                                       2001          2000       Nov. 30, 2001
                                   (Unaudited)    (Unaudited)    (Unaudited)
Cash Flows from Operating
  Activities:
Net (Loss)                          $ (16,038)     $ (32,966)     $ (223,034)

Adjustments to reconcile net
  (loss) to Net cash used in
  operating activities:
    Depreciation                           59             59             295
    Market Research                      -              -             25,000
    Consulting                             36             65           5,681
Changes in operating assets
  & liabilities:
Prepaid Expenses                      (14,360)          -           (148,701)
Accounts Payable                         -            23,500           4,865
  Net Cash Flows from
    Operating Activities              (30,303)        (9,342)       (335,894)

Cash Flows from Investing Activities:
Purchase Equipment                       -              -             (1,180)
  Net Cash Flows from
    Investing Activities                 -              -             (1,180)

Cash Flows from Financing Activities:
Issuance Common Stock                    -            20,000         339,000
Offering Expenses                        -              -             (1,700)
  Net Cash Flow from
    Financing Activities                 -              -            337,300

Net Increase (decrease) in Cash       (30,303)        10,658             226

Cash-  Beginning                       30,529             94             -0-

Cash-  Ending                      $      226     $   10,752      $      226

The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Lifen, Inc., have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report, for the fiscal year ended August 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Organization

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

Note 3.  Summary of Significant Accounting Policies

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001

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

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001

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

Note 4.  Income Taxes

There is no provision for Federal or State Income Taxes for the periods ended November 30, 2001 and 2000. Deferred tax assets at November 30, 2001 and 2000 consist of the following:

                                                    2001            2000

Net Operating loss carryforward                $  84,000        $  45,000
Valuation allowance                              (84,000)         (45,000)
                                               $      -0-       $      -0-

As of August 31, 2001, the Company had net operating loss carry-forwards of approximately $207,000 which expire in various years from 2012 through 2016.

Note 5.  Common Stock

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

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001

On March 15, 2000, the Company issued 1,219,800 to ten parties for services performed on behalf of the Company, valued at $122.

During April 2000, the Company sold 45,000 shares of its common stock at $1.00 per share to three investors in a private placement, pursuant to Rule 504 under Regulation D, and received total proceeds of $45,000.

On October 2, 2000, the Company issued 660,000 shares of its common stock to six individuals for consulting services performed on behalf of the Company, valued at $.0001 per share, or $66. On October 6, 2000, the Company sold 10,000 shares of its Company stock to one investor at $1.00 per share. The Company received $5,000 in cash and services totaling $5,000.

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

In July 2001, 530,000 shares of the Company's common stock were returned to the Company for no consideration and the shares were cancelled.

On November 16, 2001, the Company issued 366,000 shares of its common stock to nine parties who had performed services on behalf of the Company. The shares were issued in consideration of debt owed by the Company, at the agreed upon rate of $.0001 per share, and the shares were sold in reliance on the exemption provided by Section 4(2) of the Act.

Note 6.  Related Party Transactions

Ameristar Group, Incorporated ("Ameristar") is a corporation that is an affiliate of two corporate shareholders of the Company and is considered to be a related party. Ameristar has advanced funds for operating expenses.

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001

During the period covered by this Report, the Company reached agreement with Ameristar to provide the Company with management services needed for its continuing development. Accordingly, on November 1, 2001, an agreement was executed with Ameristar to provide consulting services, office space, and administrative services for a two-year period. The monthly cost of these services is $5,500, consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services include such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

Note 7.  Going Concern

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

Primary to the Company's solvency is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs. Capital commitments for the current fiscal year are minimal, and additional funds raised through private placements should be sufficient to meet the Company's obligations for that period and until the various planned activities are able to create significant cash flow. The Company plans to raise any necessary capital through the sale of additional equity. If additional capital is not readily available, the Company will be forced to scale back its development activities such that its income will exceed its expenses. Although this will greatly slow the Company's development, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


Note 8.  Supplemental Disclosure to Cash Flow Statement
                                                                 From Inception
                                                                 Nov. 10, 1997
                                                                       to
                                        2001           2000      Nov. 30, 2001
                                    (Unaudited)    (Unaudited)    (Unaudited)
Cash paid during the period for:
Interest                             $    -         $    -         $    -
  Income Taxes                       $    -         $    -         $    -
Non Cash Transactions:
  Common stock issued for
    consulting Services and
    market research                  $    36        $    65        $  30,681


Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

Forward Looking Statements

Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on current expectations and projections about future events. The words "estimate", "plan", intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to the Risk Factors contained in the Company's Form 10-KSB for the fiscal year ended August 31, 2001. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The Company did not have any revenue during the three month period ended November 30, 2001, or during the comparable period for the prior year, and has not had any revenue since its inception in 1997.

The net loss for the three month period ended November 30, 2001 was $16,038 compared to a net loss of $32,966 for the comparable period in the prior year, a decreased loss of $16,928, resulting from a decrease in professional fees totalling $22,500, increased consulting expenses of $3,771, and increased miscellaneous expenses of $1,801.

The total cash and cash equivalents at November 30, 2001 totalled $226 compared to $30,529 at August 31, 2001, a decrease of $30,303.

Company Overview

The Company was duly incorporated under the laws of the state of Delaware on November 10, 1997 as Digivision International,Ltd., and the corporation name was changed to Lifen, Inc. (the "Company") on June 22, 2000. To date, the

Company has had no commercial operations and has been engaged in the development of its business plan, initial market research activities, initial web site development, and seeking initial funding in order to commence commercial operations.

Lifen's preliminary business plan encompasses the general subject areas of health, wellness, nutrition, fitness, and beauty, with a particular emphasis on the overweight population and obesity. The Company's plan is based on the experience of the Company's medical principals, analysis and evaluation of the current health and wellness environment and trends, and perceived opportunities in utilization of the Internet. The Company's objective is to establish a Wellness Center in Westchester County, New York, or an alternative location, in conjunction with medical doctors and surgeons located in contiguous space, who specialize in treating overweight and obese patients, as well as complementary healthcare professionals such as nutritionists, physical therapists, chiropractors, and massage therapists. The Company plans to provide an atmosphere that would enable members to follow the advice of their physicians under the supervision of fitness professionals. Current plans for the Lifen Wellness Center include providing fitness services; wellness programs emphasizing preventive care; non-medical after-care for obesity surgery patients; counseling regarding diet, nutrition, exercise, fitness, and beauty; and also selling products such as nutritional supplements.

The market for the Company's services includes wellness programs for corporations, which may be provided at their location or at the Company's planned Wellness Center. In addition, the Company is developing an Internet web site which will provide information to the members of the Lifen Wellness Center and others who are interested in learning about wellness, weight management, obesity and related problems. The web site will provide a venue for inter-action for members and others to benefit from the exchange of information, ideas and experiences. In addition to providing health and wellness information on a wide variety of topics on its web site, the Company intends to develop e-commerce business, and provide the ability for users to develop chat communities for health and wellness related interests.

Plan of Operation

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

Primary to the Company's solvency is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs.

The amount of capital required would be reduced significantly if the Company finds a suitable existing facility for its initial operations.

Capital commitments for the current fiscal year are minimal, and additional funds raised through private placements should be sufficient to meet the Company's obligations for that period and until the various planned activities described herein are able to create significant cash flow. The Company has received an audit opinion which includes a "going concern" risk. The Company is aware of this risk and plans to raise any necessary capital through the sale of additional equity. If additional capital is not readily available, the Company will be forced to scale back its development activities such that its income will exceed its expenses. Although this will greatly slow the Company's development, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.

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

Related Party Transaction

During the period covered by this Report, the Company reached agreement with Ameristar Group Incorporated ("Ameristar") to provide the Company with management services needed for its continuing development. Ameristar is an affiliate of two corporate shareholders of the Company. (Refer to Form 10-KSB for fiscal year ended August 31, 2001, "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".) Accordingly, on November 1, 2001, an agreement was executed with Ameristar to provide consulting services, office space, and administrative services for a two year period. The monthly cost of these services is $5,500; consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services include such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

The monthly rent and administrative services were previously included in an agreement with Ameristar dated December 27, 1999 (See Form 10-SB/A, Exhibit Number 6), which has been terminated and superseded by the above referenced agreement for management services.

The total expenses incurred by the Company from Ameristar for the three months ended November 30, 2001 and 2000, and from inception, November 11, 1997 through November 30, 2001 are $11,500, $9,000 and $94,084, respectively. The Company advanced funds to Ameristar totaling $28,000 during the three months ended November 30, 2001 and has a balance of funds advanced to Ameristar totaling $131,900 on that date.

Liquidity and Capital Resources

At November 30, 2001, the Company had an insignificant amount of cash totaling $226. There is no assurance that the Company will be able to raise the amount of capital required to meet its working capital needs.

                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings. (N/A)

Item 2.  Change in Securities.

     2. (c)    On November 16, 2001, the Company issued 366,000 shares of its
     Common Stock to nine parties who had performed services on behalf of the Company. The shares were issued in consideration of debt owed by the Company at the agreed upon rate of $.0001 per share, and the shares were sold in reliance on the exemption provided by Section 4(2) of the Act. The parties discussed and evaluated marketing proposals, discussed and evaluated strategic partners, and considered and evaluated alternative locations to Westchester County.

               The Company provided full disclosure of its business plan, capitalization and risk factors of investing to the nine investors. The Company has a reasonable basis to believe each investor is accredited. All shares were issued as restricted, and the certificates bear the customary restrictive legend under rule 144 of the Securities Act of 1933. For these transactions, the Company relied on the Section 4(2) exemption from the
     Section 5 registration requirement of the Securities Act of 1933. Refer to Financial Statements "Note 5. Common Stock".

Item 3.  Defaults Upon Senior Securities. (N/A)

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information. None

Item 6.  Exhibits and Reports of Form 8-K. None.


                                   SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2002                 By:  /s/Robert Gordon
                                               Robert Gordon
                                               President
                                               Principal Financial Officer

