Form 10QSB
period 2002-02-28
LIFEN INC
filed 2002-04-12
CIK 1073857

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)	[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13
		       	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended February 28, 2002

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

                                Yes   X     No

7,424,000 shares of Common Stock, no par value, outstanding on March 31, 2002.




                                  LIFEN, INC.

                         Form 10-QSB Quarterly Report
               For Quarterly Period Ended February 28, 2002

                              Table of Contents

									   Page

PART I -- FINANCIAL INFORMATION						     1

Item 1.  	Financial Statements				  	     1

	Unaudited Balance Sheets at February 28, 2002 and
	Audited Balance Sheet at August 31, 2001			     1

	Unaudited Statements of Operations
	For Three and Six Months Ended February 28, 2002 and
	Three and Six Months Ended February 28, 2001 and
	From Inception, November 10, 1997 to February 28, 2002		     2

	Unaudited Statements of Cash Flows
	For Six Months Ended February 28, 2002 and February 28, 2001 and
	From Inception, November 10, 1997 to February 28, 2002		     3

	Notes to Financial Statements					     4

Item 2.  Management's Discussion and Analysis of
	 Financial Condition and Results of Operations		  	     9

PART II -- OTHER INFORMATION						    13

SIGNATURE								    13


                                       i


                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                    ASSETS

						(Unaudited)	  (Audited)
Current Assets:					February 28, 	  August 31,
						    2002	     2001

Cash						$	164	   $	30,529
Prepaid Expenses			            132,201	       134,341
        Total Current Assets	                    132,365	       164,870
Equipment Net of Depreciation of $354 and $236        826	           944
        Total Assets				$   133,191	   $   165,814

                     LIABILITIES AND STOCKHOLDERS'  (DEFICIT)
Current Liabilities:
Accounts Payable				$     5,036	   $	 4,865
        Total Current Liabilities	              5,036	         4,865

Stockholders' (Deficit)
Preferred Stock, par value $.0001
   Authorized 10,000,000 shares,
   No shares issued and outstanding	   		  -		     -
Common Stock, par value $.0001
   Authorized 25,000,000 shares
   7,424,000 shares and 7,058,000 shares
   Issued and outstanding as of
   February 28, 2002 and August 31, 2001		742		   706
Additional Paid-in capital			    367,240	       367,239
Deficit accumulated during development stage	   (239,827)	      (206,996)
Stockholders' (Deficit)	       			   (128,155)	       160,949
        Total Liabilities and
	   Stockholders' (Deficit)		$   133,191	   $   165,814


   The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF OPERATIONS (UNAUDITED)

								       From
								    Inception
				Three Months 	   Six Months	  Nov. 10, 1997
				    Ended	      Ended	        to
				February 28,	   February 28,	   February 28,
				2002	2001	   2002	   2001	       2002

Revenue:		    $      -  $       -  $       -  $      -   $      -

Operating Expenses:
Market Research		           -	      -          -         -	 25,000
Consulting		       7,500	  4,350     12,337     5,416	 61,483
Write Off of Offering Costs	   -	      -	         -         -	 15,546
Professional Fees	           -	      -	         -    22,500	 44,555
Rent	   		       3,000	  3,000	     6,000     6,000	 26,000
Administrative		       6,000	  6,000	    12,000    12,000	 58,000
Miscellaneous			 292	    431	     2,493       831	  9,243

     Total Expenses	      16,792	 13,781	    32,830    46,747    239,827

Net Loss Before Provision
   For Income Taxes	     (16,792)	(13,781)   (32,830)  (46,747)  (239,827)

Provision for Income Taxes	   -	      -	         -	   -	      -

     Net Loss		   $ (16,792) $ (13,781) $ (32,830) $(46,747) $(239,827)

Basic Loss Per Share	   $    (.00) $    (.00) $    (.00) $   (.01)

Weighted Average Number
   Of Shares Outstanding    7,424,000  7,072,000  7,424,000  6,934,000


   The accompanying Notes are an integral part of these Financial Statements.

				  LIFEN, INC.
                        (A DEVELOPMENT STAGE COMPANY)

			   STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001
          AND FROM INCEPTION NOVEMBER 10, 1997 TO FEBRUARY 28, 2002

			     					From Inception
  							 	 Nov. 10, 1997
								       to
					    2002        2001	 Feb. 28, 2002
				        (Unaudited) (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:
Net (Loss)				 $ (32,830)  $ (46,747)	  $ (239,827)

Adjustments to reconcile net (loss) to
   Net cash used in operating activities:
      Depreciation	                       118	   118	         354
      Market Research	                         -	     -	      25,000
      Consulting	                        36	    65	       5,682
Changes in operating assets & liabilities:
Prepaid Expenses	                     2,140	     -	    (132,201)
Accounts Payable	                       171	 2,500	       5,036
          Net Cash Flows from
            Operating Activities	   (30,365)    (44,064)	    (335,956)

Cash Flows from Investing Activities:
Purchase Equipment	                         -	     -	      (1,180)
          Net Cash Flows from
            Investing Activities	         -	     -	      (1,180)

Cash Flows from Financing Activities:
Issuance Common Stock	                         -	44,000	     339,000
Offering Expenses	                         -	     -	      (1,700)
         Net Cash Flow from
           Financing Activities	                 -	44,000	     337,300

Net Increase (decrease) in Cash	           (30,365)	   (64) 	 164

Cash Beginning	                            30,529	    94	         -0-

Cash Ending	                         $     164   $	    30	   $	 164


   The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 2002

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

Property and Equipment

	Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful life. The cost of maintenance and repairs is charged to operations as incurred.


                                  LIFEN, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 2002

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

Web Site Development

	In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. The Company's accounting policy for internal-use software, as required by SOP 98-1, incorporated the requirements of EITF 00-02. To date, no significant costs have been incurred.

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


                                  LIFEN, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 2002

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

Note 4.  Income Taxes

	There is no provision for Federal or State Income Taxes for the periods ended February 28, 2002 and 2001. Deferred tax assets at February 28, 2002 and 2001 consist of the following:
                                           	    2002   	      2001

	Net Operating loss carryforward		$   91,000	  $   50,000
	Valuation allowance			   (91,000)	     (50,000)
                                                $       -0- 	          -0-

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


                                  LIFEN, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 2002

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

	In May 2001, the Company sold 500,000 shares of its common stock to one individual investor at a price of $.50 per share. The Company received proceeds in the amount of $100,000 in May 2001, $50,000 in June, $50,000 in July, and $50,000 in August 2001, for a total of $250,000. These shares were sold in reliance on the exemption provided by Section 4(2) of the Act.

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


                                  LIFEN, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 2002

	During the first quarter of fiscal 2002, the Company reached agreement with Ameristar to provide the Company with management services needed for its continuing development. Accordingly, on November 1, 2001, an agreement was executed with Ameristar to provide consulting services, office space, and administrative services for a two-year period. The monthly cost of these services is $5,500, consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services include such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

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


                                  LIFEN, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 2002


Note 8.  Supplemental Disclosure to Cash Flow Statement

								 From Inception
								 Nov. 10, 1997
							               to
				         2001         2000     	 Feb. 28, 2002
				     (Unaudited)  (Unaudited)	  (Unaudited)

Cash paid during the period for:
Interest			      $       -    $       -       $        -
        Income Taxes		      $       -    $       -       $        -
Non Cash Transactions:
        Common stock issued for
        consulting Services and
        market research  	     $       36    $      65	   $   30,681



Item 2. 	Management's Discussion and Analysis of
		Financial Conditions and Results of Operations

Forward-Looking Statements

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

Results of Operations

	The Company did not have any revenue during the six month period ended February 28, 2002, or during the comparable period for the prior year, and has not had any revenue since its inception in 1997.

	The net loss for the three month period ended February 28, 2002 was $16,792 compared to a net loss of $13,781 for the comparable period in the prior year, an increased loss of $3,011, resulting from increased consulting fees in the amount of $3,150, and decreased miscellaneous expenses in the amount of $139.

	The net loss for the six month period ended February 28, 2002 was $32,830 compared to a net loss of $ 46,747 for the comparable period in the prior year, a decreased loss of $13,917, resulting from a decrease in professional fees totaling $22,500, increased consulting expenses of $6,921, and increased miscellaneous expenses of $1,662.

	The total cash and cash equivalents at February 28, 2002 totaled $164 compared to $30,529 at August 31, 2001, a decrease of $30,365.


Company Overview

	The Company was duly incorporated under the laws of the state of Delaware on November 10, 1997 as Digivision International, Ltd., and the corporation name was changed to Lifen, Inc. (the "Company") on June 22, 2000. To date, the Company has had no commercial operations and has been engaged in the development of its business plan, initial market research activities, initial web site development, and seeking initial funding in order to commence commercial operations.

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

Related Party Transaction

	During the first quarter of fiscal 2002, the Company reached agreement with Ameristar Group Incorporated ("Ameristar") to provide the Company with management services needed for its continuing development. Ameristar is an affiliate of two corporate shareholders of the Company. (Refer to Form 10-KSB for fiscal year ended August 31, 2001, "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".) Accordingly, on November 1, 2001, an agreement was executed with Ameristar to provide consulting services, office space, and administrative services for a two year period. The monthly cost of these services is $5,500; consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services include such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.


	The monthly rent and administrative services were previously included in an agreement with Ameristar dated December 27, 1999 (See Form 10-SB/A, Exhibit Number 6), which has been terminated and superseded by the above referenced agreement for management services.

	The total expenses incurred by the Company from Ameristar for the six months ended February 28, 2002 and 2001, and from inception, November 11, 1997 through February 28, 2002 are $28,000, $18,000 and $110,584, respectively.
The Company advanced funds to Ameristar totaling $ 28,000 during the six months ended February 28, 2002 and has a balance of funds advanced to Ameristar totaling $132,201 on that date.

Liquidity and Capital Resources

	At February 28, 2002, the Company had an insignificant amount of cash totaling $164. There is no assurance that the Company will be able to raise the amount of capital required to meet its working capital needs.


PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Change in Securities. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5.	Other Information. None

Item 6.	Exhibits and Reports of Form 8-K. None.


                                   SIGNATURE

	Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date:  April 12, 2002			By:  /s/Robert Gordon
						Robert Gordon
						President
		  				Principal Financial Officer


