Form 10QSB
period 2002-05-31
LIFEN INC
filed 2002-07-15
CIK 1073857

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended May 31, 2002

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

                                Yes   X     No

7,424,000 shares of Common Stock, no par value, outstanding on May 31, 2002.

--------------------------------------------------------------------------------

                                  LIFEN, INC.
                          Form 10-QSB Quarterly Report
                    For Quarterly Period Ended May 31, 2002

                              Table of Contents

                                                                     Page

PART I -- FINANCIAL INFORMATION                                       1

Item 1.   Financial Statements                                        1

     Unaudited Balance Sheets at May 31, 2002 and
     Audited Balance Sheet at August 31, 2001                         1

     Unaudited Statements of Operations
     For Three and Nine Months Ended May 31, 2002 and
     Three and Nine Months Ended May 31, 2001 and
     From Inception, November 10, 1997 to May 31, 2002                2

     Unaudited Statements of Cash Flows
     For Nine Months Ended May 31, 2002 and May 31, 2001 and
     From Inception, November 10, 1997 to May 31, 2002                3

     Notes to Financial Statements                                    4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               10


PART II -- OTHER INFORMATION                                          14

SIGNATURE                                                             14

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                    ASSETS

                                                    (Unaudited)      (Audited)
Current Assets:                                       May 31,        August 31,
                                                        2002            2001
                                                    -----------     -----------

Cash                                                $       93      $   30,529
Prepaid Expenses                                       115,701         134,341
                                                    -----------     -----------
    Total Current Assets                               115,794         164,870
                                                    -----------     -----------
Equipment- Net of Depreciation of $413 and $236            767             944
                                                    -----------     -----------
    Total Assets                                    $  116,561      $  165,814
                                                    -----------     -----------
                                                    -----------     -----------

                    LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Current Liabilities:

Accounts Payable                                    $    5,036      $    4,865
                                                    -----------     -----------
    Total Current Liabilities                            5,036           4,865

Stockholders' (Deficit)

Preferred Stock, par value $.0001
   Authorized 10,000,000 shares,
   No shares issued and outstanding                          -               -

Common Stock, par value $.0001
   Authorized 25,000,000 shares
   7,424,000 shares and 7,058,000 shares
   Issued and outstanding as of
   May 31, 2002 and August 31, 2001                        742             706

Additional Paid-in capital                             367,240         367,239

Deficit accumulated during development stage          (256,457)       (206,996)
                                                    -----------     -----------
Stockholders' (Deficit)                                111,525         160,949
                                                    -----------     -----------
    Total Liabilities and Stockholders' (Deficit)   $  116,561      $  165,814
                                                    -----------     -----------
                                                    -----------     -----------

The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF OPERATIONS (UNAUDITED)

                                                                         From
                                                                       Inception
                           Three Months Ended     Nine Months Ended     Nov. 10,
                                                                        1997 to
                                 May 31,               May 31,          May 31,
                             2002       2001       2002       2001       2002
                          ---------- ---------- ---------- ---------- ----------

Revenue:                  $       -  $       -  $       -  $       -  $       -

Operating Expenses:
Market Research                   -          -          -          -     25,000
Consulting                    7,500     10,900     19,837     16,316     68,983
Write Off of Offering Costs       -          -          -          -     15,546
Professional Fees                 -      1,665          -     24,165     44,555
Rent                          3,000      3,000      9,000      9,000     29,000
Administrative                6,000      6,000     18,000     18,000     64,000
Miscellaneous                   130        927      2,623      1,758      9,373

     Total Expenses          16,630     22,492     49,460     69,239    256,457

Net Loss Before Provision
   For Income Taxes       $ (16,630) $ (22,492) $ (49,460) $ (69,239) $(256,457)

Provision for Income Taxes        -          -          -          -          -

     Net Loss             $ (16,630) $ (22,492) $ (49,460) $ (69,239) $(256,457)
                          ---------- ---------- ---------- ---------- ----------
                          ---------- ---------- ---------- ---------- ----------
Basic Loss Per Share      $    (.00) $    (.00) $    (.00) $    (.01)
                          ---------- ---------- ---------- ----------
                          ---------- ---------- ---------- ----------
Weighted Average Number
   Of Shares Outstanding   7,424,000  7,115,800  7,424,000  7,041,100
                          ---------- ---------- ---------- ----------
                          ---------- ---------- ---------- ----------

The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001
             AND FROM INCEPTION NOVEMBER 10, 1997 TO MAY 31, 2002

                                                                       From
                                                                     Inception
                                                                   Nov. 10, 1997
                                                                       to
                                              2002         2001    May 31, 2002
                                          (Unaudited)  (Unaudited)  (Unaudited)
                                          -----------  -----------  -----------
Cash Flows from Operating Activities:

Net (Loss)                                $  (49,460)  $  (69,239)  $ (256,457)

Adjustments to reconcile net (loss) to
  Net cash used in operating activities:
    Depreciation                                 177          177          413
    Market Research                                -            -       25,000
    Consulting                                    36        5,065        5,682

Changes in operating assets & liabilities:
Prepaid Expenses                              18,640       (3,541)    (115,701)
Accounts Payable                                 171      (10,071)       5,036
                                          -----------  -----------  -----------
  Net Cash Flows from
    Operating Activities                     (30,436)     (77,609)    (336,027)
                                          -----------  -----------  -----------

Cash Flows from Investing Activities:
Purchase Equipment                                 -            -       (1,180)
                                          -----------  -----------  -----------
  Net Cash Flows from
    Investing Activities                           -            -       (1,180)
                                          -----------  -----------  -----------

Cash Flows from Financing Activities:
Issuance Common Stock                              -      144,000      339,000
Offering Expenses                                  -            -       (1,700)
                                          -----------  -----------  -----------
   Net Cash Flow from
     Financing Activities                          -      144,000      337,300
                                          -----------  -----------  -----------
Net Increase (decrease) in Cash              (30,436)      66,391           93

Cash - Beginning                              30,529           94           -0-
                                          -----------  -----------  -----------
Cash - Ending                             $       93   $   66,485   $       93
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                 MAY 31, 2002

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                 MAY 31, 2002

Note 3.  Summary of Significant Accounting Policies (Continued)

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                 MAY 31, 2002

Note 3.  Summary of Significant Accounting Policies (Continued)

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

Note 4.  Income Taxes

     There is no provision for Federal or State Income Taxes for the periods ended May 31, 2002 and 2001. Deferred tax assets at May 31, 2002 and 2001 consist of the following:

                                                  2002              2001
                                                  ----              ----

       Net Operating loss carryforward       $     102,400      $      52,000
       Valuation allowance                        (102,400)           (52,000)
                                             --------------     --------------
                                             $           -      $           -
                                             --------------     --------------
                                             --------------     --------------

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                 MAY 31, 2002

Note 5.  Common Stock (Continued)

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                 MAY 31, 2002

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

Note 7.  Going Concern

     Lifen, Inc. is considered to be a development stage company. Since inception, the Company has been engaged in the development of its business plan, market research and initial website development. At August 31, 2001, the Company had incurred losses during the development stage of $206,996. Approximately $28,950 of the cumulative losses have been non-cash services in exchange for common stock in the Company. The balance of the losses, approximately $178,000, was funded by the private placements of common stock, which totaled $339,000 as of August 31, 2001.

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                 MAY 31, 2002

Note 8.  Supplemental Disclosure to Cash Flow Statement
                                                                From Inception
                                                                Nov. 10, 1997
                                                                     to
                                       2001          2000       Feb. 28, 2002
                                   (Unaudited)   (Unaudited)     (Unaudited)
                                   -----------   -----------   ---------------
Cash paid during the period for:
Interest                           $        -    $         -   $            -
   Income Taxes                    $        -    $         -   $            -
Non Cash Transactions:
   Common stock issued for
   consulting Services and
   market research                 $       36    $        65   $       30,681

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

Results of Operations

     The Company did not have any revenue during the nine month period ended May 31, 2002, or during the comparable period for the prior year, and has not had any revenue since its inception in 1997.

     The net loss for the three month period ended May 31, 2002 was $16,630 compared to a net loss of $22,492 for the comparable period in the prior year, a decreased loss of $5,862 resulting from decreased consulting fees in the amount of $3,400, decreased professional fees of $1,665, and decreased miscellaneous expenses in the amount of $797.

     The net loss for the nine month period ended May 31, 2002 was $49,460 compared to a net loss of $69,239 for the comparable period in the prior year, a decreased loss of $19,779, resulting from a decrease in professional fees totaling $24,165, increased consulting expenses of $3,521, and increased miscellaneous expenses of $865.

     The total cash and cash equivalents at May 31, 2002 totaled $93 compared to $30,529 at August 31, 2001, a decrease of $30,436.

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

     The total expenses incurred by the Company from Ameristar for the nine months ended May 31, 2002 and 2001, and from inception, November 11, 1997 through May 31, 2002 are $44,500, $27,000 and $127,084, respectively. The
Company advanced funds to Ameristar totaling $28,000 during the nine months ended May 31, 2002 and has a balance of funds advanced to Ameristar totaling $115,701 on that date.

Liquidity and Capital Resources

     At May 31, 2002, the Company had an insignificant amount of cash totaling $93. There is no assurance that the Company will be able to raise the amount of capital required to meet its working capital needs.

Common Stock Purchase Agreement

     Subsequent to the period covered by this report, Lifen, Inc. and shareholders owning a majority of the issued and outstanding shares of the Company fully executed a Common Stock Purchase Agreement (the "Agreement") with two outside investors.

     Pursuant to the Agreement, at the Closing, the Company shall authorize the issuance and sale to certain investors (the "Investors") an aggregate number of shares equal to 20% (including these shares) of the fully diluted number of issued and outstanding shares of the Registrant's Common Stock (including rights, options, or warrants to subscribe for, purchase or otherwise acquire either (i) Common Stock or (ii) any evidence of indebtedness, shares or other securities convertible into or exchangeable for Common Stock). The purchase price to Investors for these shares shall be $100,000.

     It is contemplated that upon the closing of this transaction new management will be selected to initiate commercial operations. it is expected that such operations may be developed through acquisitions of existing entities.

     Subject to the terms and conditions of the Agreement, during the one year period beginning on the closing date of the Company's first acquisition, each Investor shall also have the right to purchase at a purchase price of $0.0001 per share that number of shares of Common Stock equal to twenty-five percent (25%) of that aggregate number of (i) additional shares of Common Stock issued after the Closing in connection with any Acquisition (as defined in the Agreement) plus (ii) the aggregate maximum number of additional shares of Common Stock that may be issued pursuant to any security convertible into Common Stock, warrant, option or similar agreement or arrangement granted after the Closing in connection with any Acquisition (whether or not such shares are ever issued).

     The Closing of this transaction is conditional upon the Company having a minimum of $400,000 in available cash for operating expenses incurred after the Closing, exclusive of the purchase price of the Common Stock being sold to investors. As of this date, the Company does not have such funds available and there is no assurance that such funds will be available in the future.

     Pursuant to the Agreement, on or before the Closing the Registrant shall adopt and file with the Secretary of State of Delaware a Restated Certificate of Incorporation and shall adopt Restated Bylaws. The principal changes effected by this Restated Certificate of Incorporation are:

       1. The name of the Corporation will be changed to a name that is acceptable to the Company and the new investors, and will be reflective of the Company's new planned business direction.

       2. Increase the number of Common Shares authorized from 25,000,000 shares to 50,000,000 shares.

       3. Re-classify the Board into three classes of Directors, with the first such class holding office until the first annual meeting of stockholders; the second class holding office until the second annual meeting of stockholders; the third class holding office until the third annual meeting of stockholders. Each class of Directors will be elected for a three year term.

New Business Direction

     The Registrant has decided to change its business direction and intends to devote its efforts to providing professional services and expertise in health disciplines that are highly skilled and in short supply. The Company intends to initially focus on temporary staffing for nurses and allied healthcare workers and professional billing services for physicians and hospitals. It will do so primarily by providing a structure to consolidate existing small companies that offer such services but are limited in their ability to grow, attract capital and acquire technology. The Company intends to provide a platform for select companies to consolidate and create sufficient critical mass to provide access to capital and professional management, build a common technology backbone, open new markets, and reinvest in professional staff to create a larger revenue opportunity. It intends to do so initially through acquisitions and then integration using technology for expense and operating synergy.

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

Date: July 12, 2002           By:  /s/Robert Gordon
                                  ------------------------------------------
                                   Robert Gordon
                                   President
                                   Principal Financial Officer