Form 10KSB
period 2002-08-31
LIFEN INC
filed 2002-11-27
CIK 1073857

----------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended August 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _______

                       Commission File Number: 0-31152

                                LIFEN, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in Its Charter)

               Delaware                               76-0585701
    -------------------------------      ------------------------------------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)

         455 Market Street, Suite 1220, San Francisco, California 94105
         --------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)

                              (415) 543-1535
                       ---------------------------
                       (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:
Title of class:                      Name of each exchange on which registered:
Common Stock, $.0001 par value       None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

Indicate the number of shares outstanding of each of issuer's classes of Common Stock, as of the latest practicable date. At August 31, 2002, 9,998,286 shares of Common Stock, $.0001 par value, were outstanding.

The aggregate market value of the voting stock held by non-affiliates of Registrant on August 31, 2002 was $0.

----------------------------------------------------------------------------

                                  FORM 10-KSB
                                August 31,2002
                                  LIFEN, INC.

                              TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS                                                 1

PART I

        ITEM 1.     Description of Business                                1
        ITEM 2.     Description of Property                                9
        ITEM 3.     Legal Proceedings                                      9
        ITEM 4.     Submission of Matters to a Vote of Security Holders    10

PART II

        ITEM 5.     Market for Registrant's Common Equity and
                    Related Stockholder Matters                            10
        ITEM 6.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          12
        ITEM 7.     Financial Statements                                   14
        ITEM 8.     Changes in and Disagreements with Accountants          14

PART III

        ITEM 9.     Directors, Executive Officers, Promoters and
                    Control Persons                                        15
        ITEM 10.    Executive Compensation                                 20
        ITEM 11.    Security Ownership of Certain Beneficial
                    Owners and Management                                  20
        ITEM 12.    Certain Relationships and Related Transactions         22
        ITEM 13.    Controls and Procedures                                23
        ITEM 13.    Exhibits and Reports on Form 8-K                       23

PART F/S

        Financial Statements                                      F-1 to F-13
        Signatures                                                         25
        Certifications                                                     26
        Exhibits

                          FORWARD LOOKING STATEMENTS

     Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                               PART I

ITEM 1.     DESCRIPTION OF BUSINESS

(A)     Corporate History

     The Company was incorporated under the laws of the state of Delaware on November 10, 1997. The Company is a development stage company with no present commercial operations. To date, the Company has been engaged in market research, initial website development, and seeking initial financing in order to commence commercial operations. In 1998 the Company became involved with ThinkTanks Worldwide
("ThinkTanks") which had developed a preliminary plan to create an internet based, content driven, multi-point video conferencing company, offering live, interactive connectivity to communities of users worldwide. However, after additional market research and analysis, the Company determined that the ThinkTanks concept would require substantially more time and capital than originally estimated to develop, raising the question of economic feasibility, and subsequently ended its participation in the project. In early 1999, the Company began development of a conceptual plan for a health and wellness related business, which has been further defined and expanded as discussed below. In 2002, the Company's business plan was extended to include the acquisition of specialized private companies in the healthcare services field that provide temporary healthcare professionals. These private companies, because of their smaller size, find it difficult to compete for limited funding, public exposure, and technology that can only be provided by critical mass.

(B)     Business of Registrant

I.     Overview of Acquisition of Temporary Healthcare
       Professional Staffing Companies

     The Company's objective is to capitalize on an opportunity that currently exists in the healthcare industry by targeting the critical nursing shortage issue. There are many small companies that are addressing the rapidly expanding needs of the healthcare industry. Unfortunately, due to their relatively small capitalization, they are unable to maximize their potential, obtain outside capital or expand. By consolidating well-run small private companies into a larger public entity, the Company intends to facilitate access to capital, the acquisition of technology, and expanded distribution that, in turn, drive internal growth. There are a number of reasons why the Company has selected this focus:

     . GROWTH - The $1.5 trillion healthcare industry shows no sign of slowing its growth, and the aging baby boomers will likely provide further fuel to escalating costs. The Centers for Medicare and Medicaid Services project that healthcare expenditures is projected to grow at an annual rate of 7.1% for the next eight years.

     . NEED - This significant industry-wide expansion provides an increased need for cost-efficient, quality solutions that improve the delivery capabilities of the current health care system. This need includes the availability of skilled healthcare workers for hospitals, physician offices, and assisted living centers.

     . LIQUIDITY - While this environment is ideal for corporate opportunity, all of this is occurring in a very difficult market for private capital formation for small companies. Venture capital and other forms of private equity financing are difficult to attract, especially for service companies.

     However, in spite of its size, the healthcare industry is predominantly served by small companies. The overwhelming majority of these companies have the following characteristics:


     .    Revenues ranging between $1 million and $10
          million with modest profits
     .    Limited geographic focus
     .    Little, if any, utilization of technology
     .    Inability to invest in continuing education and other
          professional requirements to create employee
          loyalty and company differentiation
     .    Limited ability to attract professional management
          or investment capital
     .    Few avenues for liquidity

     The Company intends to provide a platform for select companies in this environment to consolidate and create sufficient critical mass to provide access to capital and professional management, build a common technology backbone, open new markets, and reinvest in the professional staff to create a larger revenue opportunity. It will do so initially through acquisitions and then integration using technology for expense and operating synergy.

II.     Temporary Healthcare Professional Staffing Division

     A report published in July, 2002 by the U. S. Department of Health and Human Services indicates that by year 2020, the nation's registered nurse workforce will be 29% below projected requirements if current trends continue. This projected shortage results from a projected 40% increase in demand between 2000 and 2020 compared to a projected 6% growth in supply. Factors driving the growth in demand include an 18% increase in population, a larger proportion of elderly persons, and medical advances that increase the need for nurses. In contrast, the projected growth in supply is expected to reach a peak of only 10% by 2011 and then begin to decline as the number of nurses leaving the profession exceeds the number that enter. The factors causing the projected decline include an aging workforce, nurses leaving the profession for less stressful occupations, and decreasing number of nursing school enrollments.

     The temporary healthcare staffing industry is projected to increase to $10.6 billion in 2002 from $8.7 billion in 2001, a 22% increase, according to estimates by The Staffing Industry Report. Approximately 70% of the temporary healthcare staffing industry consists of nurse staffing and approximately 30% consists of related health, physician and other healthcare professionals. By 2010, this industry is projected to be a $46 billion market, a projected 20% annual growth rate.

     The Company has identified opportunities to expand services in areas that are currently under-served by the temporary medical staffing industry. These areas include medical professionals for the health insurance industry, as well as specialty healthcare support workers such as tumor registrars.

     The Company, which plans to operate this division under the trade name "Crdentia", believes that temporary staffing companies must consolidate in order to survive. The success of the large industry leaders is indicative of the efficiency, both in operations as well as capital formation, of this strategy. Small companies in this sector will increasingly be at a competitive disadvantage in the marketplace because technology and operating efficiency will soon be the key to survival.

Crdentia's Website

     The Crdentia website is being designed to provide an overview of the business concept, the market opportunity with regard to the acquisition of temporary healthcare staffing companies, the conditions driving this special market and information regarding the nursing shortage.

     The Crdentia website is currently under development, but may be viewed at www.crdentia.com.

Competition

     The temporary healthcare industry is highly competitive and the Company will compete with national, regional and local companies for acquisitions, virtually all of whom have greater financial resources and market recognition than the Company. In addition, the Company will be competing with established venture capital companies who seek to acquire similar temporary healthcare companies. Consequently, the Company will be competing with many other companies for both acquisition candidates and a share of the available market for each such acquired company and no assurance can be given that in the future the Company will be able to achieve an adequate position to achieve commercial success.

III.     Wellness Division

     The wellness industry is fragmented and encompasses a broad range of businesses that are focused on areas such as health, fitness, nutrition, and beauty. The industry includes medical practitioners and facilities, wellness centers, health and fitness clubs, spas, manufacturers of traditional and alternative medical, nutritional and beauty related products.

     The purpose of the Company's Wellness Division is to provide information on a subscription basis regarding professional services to improve the health, fitness, nutrition, and physical appearance of its clients through an integrated approach involving many potential therapies available. The Company intends to provide only services that do not require it to obtain medical licenses. The Company is not authorized or qualified to engage in any activity which may be construed or be deemed to constitute the practice of medicine and intends to be an independent supplier of non-medical services only.

     If successful, the Company intends to expand this website to include other health problems that can be reduced by preventive measures, such as cardiac disease or arteriosclerosis.

     The beginning phase of the business will include activities such as fund raising, establishing relationships with medical professionals and beauty experts, development of the website and a marketing program for wellness service provided to individual and corporate clients.

Wellness Website

     The Wellness Division's website is being designed to provide consumers with a variety of healthcare content, including information on acute ailments, chronic illnesses, nutrition, fitness, and wellness, and access to medical databases, publications, and real-time medical news. In addition, the Company intends to offer various interactive communities consisting of chat support groups. The planned content to be provided on a website and the chat support groups will not require medical licensing on the part of the Company. The support groups will enable users to share experiences with others who face, or have faced, similar health conditions, making the entire group's experience available to each member.

     The Wellness Division website is currently under development, but may be viewed at www.lifen.com.

     The Company intends to develop relationships with established wellness providers who will provide their users easy access to the information and services offered on the Company's website. These relationships will provide the opportunity for broad exposure of the Company's brand, direct traffic to the Company's website, and acquire and distribute related local content.

Competition

     In regard to the Company's Wellness Division, a large number of companies compete for users, advertisers and other sources of on-line revenue. In addition, traditional media and healthcare companies compete for consumers both through traditional methods as well as through new internet initiatives. The competition for healthcare consumers will continue to increase as the internet grows as a commercial medium. The Company will be competing directly for advertisers and affiliates with numerous internet and non-internet businesses. The Company believes that competition in this marketplace will be based primarily on the quality and market acceptance of healthcare content, brand recognition, and the quality and market acceptance of new enhancements, features and tools. The Company's operations will compete with other health resource businesses that have a wellness-focused environment and provide consumers with access to traditional and alternative health information. Most of these competitors will have significantly greater financial and other resources, larger facilities, multiple locations, provide a wider array of services, more experience providing services, and have longer established relationships with buyers of such services than the Company.

IV.     Government Regulation

     Various federal, state and local laws regulate companies in the health care industry. The Company does not plan to offer
healthcare  services which are subject to such laws.   Although
management does not believe that any of the Company's current or planned operations are subject to existing federal or state regulations, it is possible that in the future new laws may be enacted that would have a material adverse impact upon the Company's then operations. In addition, it is possible that some of the companies that may be acquired by the Company will be subject to federal or state regulations with respect to their operations.

V.     Risk Factors

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

     Reliance Upon Management. Presently, the Company is totally dependent upon the personal efforts of its management team. The loss of any officer or director of the Company could have a material adverse effect upon the business and future prospects of the Company. The Company does not presently have key-man life insurance upon the life of any of its officers or directors. Further, all decisions with respect to management of Company affairs will be made exclusively by current management.
The Company will also employ independent consultants to provide business and marketing advice. Such consultants have no fiduciary duty to the Company or its shareholders, and may not perform as expected. The success of the Company will, in significant part, depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as the Company implements its planned expansion of commercial operations it will require the services of additional skilled personnel. There can be no assurance that the Company can attract persons with the requisite skills and training to meet their future needs or, even if such persons are available, that they can be hired on terms favorable to the Company. See "PART III, ITEM 9.
DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS".

     Company Growth is Dependent on the Successful
Implementation of the Company's Business Plan. It is currently anticipated that the Company's future growth will result from the development of its planned operations, the completion of acquisitions and their subsequent integration into the Company's business mainstream, development of brand awareness, the ability to develop strategic relationships, responding effectively to competition, development and upgrading of its future technology, the ability to attract and retain qualified personnel and the ability to obtain necessary financing on acceptable terms. Additionally, as the Company implements its business plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such plan.

     The Company's Financial Statements Contain a "Going
Concern Qualification". The Company may not be able to operate as a going concern. The independent auditor's report accompanying the Company's financial statements contains an explanation that the Company's financial statements have been prepared assuming that the Company will continue as a going concern. Note 6 to these financial statements indicates that the Company is in the development stage and needs additional funds to implement its plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's audit report and financial statements are included herein as "PART F/S".

     Ability to Fund Business and Acquisition Strategy. The Company's business strategy will require that substantial capital investment and adequate financing be available to the Company for the completion of acquisitions, development and integration of operations and technology as needed. Should the Company be unable to obtain the amount of capital presently anticipated, the Company may be required to obtain financing through borrowings or the issuance of additional equity or debt securities, which could have an adverse effect on the value of the existing Common Stock to the current shareholders.

     Growth of the Temporary Healthcare Professional Staffing
Business is Dependent on the Successful Completion of Acquisitions. It is currently anticipated that growth of the temporary healthcare professional staffing business will result from acquisitions. The Company's acquisition plan depends on its ability to identify suitable candidates, effectively integrate acquired companies into its organization, retain personnel and customers in the acquired companies, and obtain necessary financing on acceptable terms. While the Company is in discussions with acquisition candidates, there can be no assurance that any acquisition will be consummated or that they will be profitable for the Company.

     Risk Associated with Acquisitions. Any acquisition is accompanied by risks which include difficulty assimilating the operations and personnel of acquired businesses, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation and integration of acquired personnel and customers, the maintenance of uniform standards and impairment of relationships with employees and customers. Additionally, as the Company implements its business plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such acquisition plan.

     Uncertainty As To Management's Ability To Control Costs
And Expenses. With respect to the planned business operations of the Company, management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses in the future. Consequently, even if the Company is successful in implementing its planned commercial operations (of which there can be no assurance), management still may not be able to control costs and expenses adequately, and such operations may generate losses.

     Possible Adverse Effect of Government Regulations and
Future Regulatory Changes Regarding Healthcare. Although the Company's planned operations are not subject to any regulations governing the acquisition of healthcare companies, it is likely that, in the future, such regulations will be put in place. Although it is not possible to predict the extent of any such future regulations, and although management is not aware of any pending regulations which would be applicable to its planned business operations, it is possible that future or unforeseen changes may have an adverse impact upon the Company's ability to continue or expand its operations as presently planned. The extent of such regulations is impossible to predict, as is the potential impact upon the business operations of the Company in accordance with its business plan.

     No Dividends. The Company has not paid any dividends nor, by reason of its present financial status and contemplated financial requirements, does it anticipate paying any dividends in the foreseeable future.

     Competition. The Company is a start-up venture with no established commercial operations and no market recognition in either area of its business. As such, in all aspects of its planned operations, the Company will face significant competition from many companies virtually all of which are larger, better financed and have a significantly greater market recognition than the Company. See the discussion of competition contained in Item 1, "DESCRIPTION OF BUSINESS" above, for each of the Company's two divisions.

     Liability For Information Services. Because content made available by third parties may be subsequently distributed to others, there is a potential that claims will arise against the Company for defamation, negligence or personal injury, or based on other theories due to the nature of such content. In addition, the Company could be exposed to liability with respect to the content and materials that may be posted by users in services offered by the Company. Although the Company intends to carry general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to fully indemnify the Company. Any successful imposition of liability could have a material adverse effect on the Company's business, results of operations and financial condition.

     Lack of Public Market For Securities. There currently is no public market for the Company's securities, nor can there be any assurance that a public market will develop in the future.

     Risks of Low-Priced Stocks And Possible Effect of "Penny
Stock" Rules on Liquidity. It is likely that if the Company's stock is eligible to be traded in the future it will be defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System
("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company's stock, and therefore, may adversely affect the ability of the Company's stockholders to sell stock in the public market.

     Shares Eligible for Future Sale. A total of 9,998,286 shares of Common Stock are issued and outstanding as of the date of this Report, of which in excess of 6,698,586 shares thereof are "restricted securities" as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of the Company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the Company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the Company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. Sales under Rule 144 may have a depressive effect on the market price of the Company's securities, should a public market develop or continue for the Company's shares.

     Forward-Looking Statements. This document contains forward-looking statements. Readers are cautioned that all forward-looking statements involve risk and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. (See
"Forward Looking Statements", PART I).

(C)     Reports to Security Holders

     The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street,
N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that SEC internet site is www.sec.gov. The Company's websites are currently under development, but may be viewed as discussed in ITEM 1, Section
II and Section III.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company is located at 455 Market Street, Suite 1220,
San Francisco, California 94105, which office was acquired subsequent to the end of fiscal 2002. Its telephone number is (415) 543-1535. The Company previously occupied offices at 444
Madison Avenue, Suite 2904, New York, New York 10022, during the fiscal year ended August 31, 2002, which it rented on a month-to-month basis from Ameristar Group, Incorporated, an affiliate of two corporate shareholders of the Company, at a monthly rental of $1,000 (See PART III, ITEM 12. CERTAIN RELATIONSHIPS
AND RELATED TRANSACTIONS). The Company's present offices consist of a sublease dated September 26, 2002, for 2,487 square feet of office space from City National Bank. (Refer to Exhibit 10.2 included with this Report.) The term of the sublease is from October 30, 2002 until July 31, 2004. The monthly rent is $4,559.50 and the Company paid the sum of $45,595 as the advance rent payment for ten prepaid months and the additional sum of $9,119 as a security deposit.

     The Company currently has no material assets, and the Company does not own any real property.

ITEM 3.     LEGAL PROCEEDINGS

     Neither the Company, nor any of its officers or directors, is a defendant in any litigation. To the knowledge of management, there is no litigation currently pending or contemplated against the Company or any of its officers or directors in their capacity as such.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company solicited the written consent from a majority of its shareholders in accordance with the provisions of Delaware law, on August 15, 2002 with respect to the following matters:


     1.   The sale of 2,000,000 shares of the Company's
          Common Stock pursuant to a Common Stock Purchase Agreement
          (the "Agreement") executed effective May 15, 2002 by the
          Company, James D. Durham and Malahide Investments for aggregate proceeds of $100,000. This number of shares equals
          20% (including these shares) of the fully diluted number of issued and outstanding shares of the Registrant's Common Stock.

     2. The name of the Corporation will be changed to a name that is acceptable to the Company and the new investors, and will be reflective of the Company's new planned business direction.

     3. Increase the number of Common Shares authorized from 25,000,000 shares to 50,000,000 shares.

     4. Re-classify the Board into three classes of Directors, with the first such class holding office until the first annual meeting of stockholders; the second class holding office until the second annual meeting of stockholders; the third class holding office until the third annual meeting of stockholders. Each class of Directors will be elected for a three-year term.

                                 PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

     As of the date of this Report, there is no public market for the Company's securities. The Company intends to apply for a listing of its Common Stock on the OTC Bulletin Board. There can be no assurance that the OTC Bulletin Board will approve the listing application or, if the application is approved, that a market will develop for the Company's Common Stock. In the event that the Company's listing application is approved, its Common Stock may be thinly traded, if traded at all, even if the Company achieves full operation and has significant revenue.

     As of the date of this report, there were 64 record holders of the Company's Common Stock.

     The Company has no outstanding options or warrants to purchase, or securities convertible into, shares of the Company's Common Stock. On August 31, 2002, the end of the Company's fiscal year, there were 9,998,286 shares issued and outstanding, and as of the date of this Report, 6,698,586 shares of the Company's Common Stock that may be eligible for future sale by shareholders pursuant to Rule 144 under the Securities Act (See "RISK FACTORS, Shares Eligible for Future Sale"). There are no shares of the Company's Common Stock that are currently being publicly offered, or proposed to be publicly offered.

     Subject to the terms and conditions of the Common Stock
Purchase Agreement, executed effective May 15, 2002, during the one year period beginning on the closing date of the Company's first acquisition, each Investor shall also have the right to purchase at a purchase price of $0.0001 per share, additional shares of Common Stock based upon the number of additional shares of Common Stock and other securities convertible into Common
Stock issued in connection with any Acquisition (as defined in the Agreement) Refer to Form 8-K dated August 21, 2002 and incorporated herein as reference.

     The Company has not paid any cash dividends since its inception and does not anticipate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

     The following transactions describe the sale of unregistered securities by the Company during the fiscal year ended August 31, 2002. All of the shares were sold privately by the Company and not offered to the public, and were not registered under the Securities Act of 1933 (the "Act"), as amended. All shares listed below were sold as restricted shares.

     On November 16, 2001, the Company issued 366,000 shares of its Common Stock to nine parties who had performed services on behalf of the Company. The shares were issued in consideration of debt owed by the Company at the agreed upon rate of $.0001 per share, and the shares were sold in reliance on the exemption provided by Section 4(2) of the Act. The parties discussed and evaluated marketing proposals, discussed and evaluated strategic partners, and considered and evaluated alternative wellness center locations.

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

     On August 14, 2002, the Company sold 574,286 shares of its Common Stock to one foreign investor at a price of $.70 per share and received total proceeds of $402,000. The shares were sold pursuant to Regulation S promulgated under the Securities
Act of 1933, as amended. The Company provided full disclosure of its pertinent financial and business information regarding future operating plans. All shares were issued as restricted, and the certificate bears the customary restrictive legend under Rule 144 of the Act.

     Effective May 15, 2002, a Common Stock Purchase
Agreement was executed by the Company, James D. Durham and Malahide Investments. Under the terms of this Agreement, James
D. Durham and Malahide Investments purchased a total of 2,000,000 shares of the Company's Common Stock at an aggregate purchase price of $100,000. All shares were issued as restricted, and the certificates bear the customary restrictive legend under Rule 144 of the Act.

     Subsequent to the period covered by this Report, at the Company's Board Meeting on October 22, 2002, the issuance of
100,000 shares of the Company's Common Stock to each of the

Directors of the Company, Robert Kenneth, Joseph M. De Luca and Robert P. Oliver, was approved. Said shares were valued at $.007 per share and vest over a three year period, with a vesting start date of October 22, 2002, and will be issued in exchange for providing services to the Company. All of the 300,000 shares will be issued as restricted, and the certificates will bear the customary restrictive legend under Rule 144 of the Act.

     Also, at the Board Meeting on October 22, 2002, the Board approved the issuance of 399,931 and 291,949 shares of Common
Stock to Pamela Atherton, President, and Lawrence M. Davis,
Chief Financial Officer and Secretary, respectively. Said shares were valued at $2,666.66 and $2,000.00, respectively, and vest over a four year period, with a vesting start date of November 1, 2002 and will be issued in exchange for providing services to the Company. All of the total of 691,880 shares will be issued as restricted, and the certificates will bear the customary restrictive legend under Rule 144 of the Act.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the fiscal years ended August 31, 2002 and 2001, the total loss for the Company was $248,173 and $121,619, respectively. From inception, November 10, 1997, through August
31, 2002, the total loss was $455,169. These losses resulted from the Company's start-up expenses, business plan development, initial market research activities, and initial website development, which have been funded by Ameristar Group, Incorporated ("Ameristar"), an affiliate of two corporate shareholders of the Company (refer to "ITEM 12. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS"), and by the private placement sale of shares of Common Stock totaling $402,000 during fiscal year 2002. No assurance can be made that Ameristar will continue to fund the Company's operations or that the Company will be able to raise additional funds through the private placement sale of its securities. Although Ameristar has funded the Company's operations in the past, Ameristar is under no legal obligation to provide additional funding in the future.

     The audit report accompanying the Company's financial statements for the fiscal years ended August 31, 2002 and 2001 contains a going concern qualification because the Company is in the development stage and needs additional capital to begin commercial operations. Refer to "RISK FACTORS" and the audit report and financial statements contained in "PART F/S".

     For the fiscal year ended August 31, 2002, the total loss for the Company was $248,173 compared to a loss of $121,619 for the comparable prior fiscal year period, an increased loss of $126,554. This increased loss resulted from increased consulting expenses of $63,904, the majority being the cost of hiring Mr. James Durham as Chief Executive Officer and $94,165 for the cancellation of the Management Service Agreement with Ameristar. Professional fees decreased by $41,055 in the year ended August 31, 2002. For the year ended August 31, 2001 the majority of the legal fees were incurred in filings with the Securities and Exchange Commission for the Company to become a reporting company. Other operating expenses increased by $9,450 as the Company explored several business opportunities.

     In regard to its capital requirements for the next twelve months, additional funding will be required and the Company plans to meet its immediate capital needs through private equity or debt financing. Issuing additional equity will result in dilution to the existing shareholders.

     The Company is considered to be a development stage enterprise because it has not yet generated revenue from the sale of products or services. There have been no business operations since the date of incorporation. Since its inception, the Company has devoted all of its efforts to business research and development, the preparation of a business plan, discussions with potential acquisition candidates, the discussion of specific services to be offered, marketing considerations, planning development of a website, discussions regarding strategic alliances and the search for sources of capital to fund its efforts.

     In addition to the Company's projected expenses and cash flow, financing requirements will depend on other factors, such as the progress of its market research and development, acquisition costs, any changes resulting from continuing research, development of new technology, and the economic impact of competition. The Company's future long-term capital requirements will depend significantly on the rate of its business growth, the introduction of services, and the success of such services after they are introduced. Projections of future long-term cash needs are subject to substantial uncertainty.

Liquidity and Capital Resources

     At August 31, 2002, the Company had cash totaling
$440,517. The Company's management is engaged in raising additional capital to execute its business plan. There is no assurance that the Company will be able to raise the amount of capital required to meet its objectives.

Plan of Operations

     The Company's success in achieving profitability will depend on its ability to consummate acquisitions of healthcare companies, to implement its marketing strategy and to achieve a revenue stream from the sale of products and services, while not exceeding budgeted expenses. During the implementation of its business plan, the Company will be subject to all of the risks inherent in an emerging business, including the need to provide reliable and effective products and services, to develop marketing expertise, and to generate sales. In the event that the Company's projected market does not develop as anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

     During the next twelve months, the Company intends to perform the activities required to establish its business operations, as described in "ITEM 1 (B) Business of Issuer". In executing its current plans, the Company's objectives will include the following:


     . Find healthcare companies to acquire and consummate acquisitions

     .    Develop brand awareness

     .    Build an operations structure to support the business

     . Develop management information systems and technology to support operations

     .    Attract and retain qualified personnel

     According to the Company's estimates, from $1,000,000 to $3,000,000 will be needed through the twelve months ending
August 31, 2003 to establish these business operations, not including revenues from operations, which are not expected to materialize in significant amounts until the second or third calendar quarters of 2003 at the earliest. Primary to the Company's solvency in the coming year is raising additional equity.

     Capital commitments for the next twelve months are minimal, and additional funds raised through various equity offerings should be sufficient to meet the Company's obligations for that period and until the various planned activities described herein are able to create significant cash flow. The Company has received an audit opinion which includes a "going concern" risk.
The Company is aware of this risk and plans to raise any necessary capital through the sale of additional equity. If additional capital is not readily available, the Company will be forced to scale back its development activities such that its income will exceed its expenses. Although this will slow the Company's development, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.

     The Company plans to perform market research and development during the next twelve months regarding such considerations as additional definition of services to be offered, and pricing of services. The Company's planned business does not require the purchase of plants, factories, extensive capital equipment, or inventory.

     The Company has no employees as of the date of this Report. There are intentions to hire employees during the next twelve months as its business plan is executed, which will be dependent on the Company's ability to raise the required funds. In the interim, the Company will rely on its management to perform the activities required for preliminary business development. The failure to attract and retain the required personnel would have a material adverse effect on the Company's business and results of operations.

ITEM 7.     FINANCIAL STATEMENTS

     Audited financial statements for the fiscal years ended
August 31, 2002 and 2001 are submitted herein as PART F/S on Pages F-1 to F-13.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                         PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS

      Name             Age    Position

 James D. Durham        55     Chief Executive Officer and Chairman of the Board
 Pamela G. Atherton     53     President
 Lawrence M. Davis      53     Chief Financial Officer and Secretary
 Robert J. Kenneth      66     Director
 Robert P. Oliver       75     Director
 Joseph M. De Luca      46     Director

     The Company's previous Officers and Directors resigned effective August 16, 2002.

     The Company's Restated Certificate of Incorporation adopted on August 15, 2002 changed the election of Directors, such that; the Directors are classified into three classes, with the first such class holding office until the first annual meeting of stockholders; the second class holding office until the second annual meeting of stockholders; and the third class holding office until the third annual meeting of stockholders. Each class of Directors will be elected for a three year term.

     The initial Class I Directors are vacant. The initial Class II Directors are Joseph M. De Luca and Robert P. Oliver. The initial Class III Directors are James D. Durham and Robert J. Kenneth.

     The Officers are appointed by, and serve at the will of, the Board of Directors. There are no family relationships among the Directors and Officers of the Company. On October 22, 2002, an Audit Committee was formed consisting of three Directors: Joseph
M. De Luca, Robert J. Kenneth and Robert P. Oliver. There are at present no other committees of the Board of Directors.

Officers and Directors

James D. Durham, Chief Executive Officer and Chairman of the Board

     Mr. James D. Durham has been Chief Executive Officer and the Chairman of the Board of the Company since August, 2002. Mr. Durham has also been Chief Executive Officer and a
Director of First Medical Resources Corporation, a publicly held company, since March, 2002.

     In 1999, Mr. Durham co-founded Market Insite Group,
Inc., which offers an exclusive web-based scoring and correlation algorithm to match business with their customers. Mr. Durham also founded ChartOne, Inc. to offer web-based storage and retrieval capabilities for medical records, which has over 1,000 hospital customers. In 1993, Mr. Durham founded QuadraMed Corporation, a public company, which offers a suite of software products and services focused on the financial and clinical needs of hospitals. In 1986, in a turn-around situation, Mr. Durham became CEO of Knowledge Data Systems, which was then in bankruptcy, and restructured the company, which returned to profitability and later was sold to Ameritech.

     From 1971 to 1979, Mr. Durham served in a variety of positions at Medicus Corporation, and became President and Chief Financial Officer of a subsidiary of the company. During this period, Mr. Durham founded the first company in the healthcare industry to use personal computers, which later became a public company as Medicus Systems Corporation.

     Mr. Durham has a Bachelors Degree in Industrial
Engineering from the University of Florida, graduating with high honors, and has a Masters Degree in Business Administration from UCLA. He is a Certified Public Accountant, licensed in the State of Illinois.

Pamela G. Atherton, President

     Ms. Atherton was appointed President of the Company in August, 2002 by the Company's CEO and her appointment was ratified by the Board of Directors in October, 2002.

      Ms. Atherton has over 25 years experience in the healthcare industry. Her career includes time as a corporate executive with a large national HMO, as well as ten years as Chairman and CEO of two healthcare services organizations. Ms. Atherton began her career at Humana, Inc., where she served from 1982 to 1992. She held numerous field and corporate positions and was the corporate director of Nursing/Allied Heath Recruitment and Retention from 1988 to 1992. In that role, she led the nursing and allied health recruitment for hospitals nationwide. Her creative solutions to recruitment and retention were featured in Modern Healthcare and numerous other trade publications. From 1992 to 1997, Ms.
Atherton served as Chief Executive Officer of Resource Factor, a privately held female business enterprise that she founded, which specialized in per diem and mobile nurse/allied health staffing. After securing venture capital, the company expanded into two additional satellite offices. Ms. Atherton led the sale of those businesses in 1997. From 1996 to 2000, Ms. Atherton served as Chairman and Chief Executive Officer of Aperture Credentialing,
Inc., a company she founded which provides data management of physician information for provider credentialing. The company also provided nurses nationwide, to perform physician office site visits and HEDIS data collection. Since 2000, Ms. Atherton has continued to serve as Vice Chairman of Aperture's Board of Directors. Since 2001, Ms. Atherton has led the commercial division of Appriss, Inc., a pioneering voice application service provider. Her division specializes in providing innovative voice solutions for the healthcare industry. These applications assist the industry in enabling access to mission critical information over the telephone using human speech. Ms. Atherton formed Crois, Inc., in 2000 as a consulting company specializing in healthcare services and staffing. She has served as a consultant to the company.

     Ms. Atherton graduated, magna cum laude, from Kentucky Southern College and holds a Masters Degree from the University of Louisville. Ms. Atherton is a Woodrow Wilson Fellow and has been honored as a female business owner as well as an innovative entrepreneur and community leader.

Lawrence M. Davis, Chief Financial Officer and Secretary

     Mr. Lawrence M. Davis was appointed Chief Financial
Officer of the Company in August, 2002 by the Company's CEO and his appointment was ratified by the Board of Directors in October, 2002. Mr. Davis has performed CFO level services for First Medical Resources Corporation, a publicly held company, since July, 2002. He also serves as a director and treasurer of Sawhorse Enterprises, Inc., a privately held ecommerce company, and serves on the Board of two non-profit organizations.

     Mr. Davis has more than 25 years experience as a financial executive. From January 1999 to present, Mr. Davis has served as an independent financial consultant, providing consulting services to numerous software and technology companies in preparing for financing events including initial public offerings and venture financings. Such consulting services included creating financial reporting systems, designing and implementing long-range financial forecasts, and providing advice regarding cash management and all aspects of corporate administration. From
March 1997 to August 1998, Mr. Davis was the corporate controller and interim CFO of FirstAmerica Automotive, Inc., a publicly held consolidator of automotive dealerships. This company was formed as the result of a reverse merger into a "shell" while simultaneously raising $250 million in debt financing from GE Capital for the purpose of financing seven acquisitions.
In 1998, this company was sold to Sonic Automotive. Previously, Mr. Davis served as the CFO of The Nalley Companies, another consolidator of automotive dealerships, where he arranged for its sale to Asbury Automotive. Other professional experience has included serving as a senior credit officer and commercial lender with Citicorp, controllership of the U.S. subsidiary of LeasePlan Holland N.V., Europe's largest automotive leasing company, and as a member of the audit staff of Arthur Andersen. He also served as a Regular Army officer in tank battalions in the former Federal Republic of Germany and stateside.

     Mr. Davis earned his MBA and BS (accounting) from
Auburn University, and a BS (Mechanical Engineering and
Russian language) from the U.S. Military Academy at West Point,
New York. He is licensed as a Certified Public Accountant by the State of Georgia.

Robert J. Kenneth, Director

     Mr. Kenneth has been active in the healthcare industry for 34 years. He is the founder of Kenneth Associates, a leading provider of staffing and professional services to hospitals and physicians in California, focused on on-site billing staff and management as well as off-site billing services with a goal of reducing accounts receivable. Mr. Kenneth has also served on the Board of Trustees of St. Francis Memorial Hospital where he was a member of the Investment Committee, Chairman of the Budget and Finance Committee and Chairman of the Retirement and Personnel Committee. Mr. Kenneth also serves on the Board of Overseers for the University of California School of Nursing. Mr. Kenneth is also a Director of Nurses Network Inc., a San Francisco based nurse staffing agency. Mr. Kenneth is also a member of the Healthcare Financial Management Association, the American
Guild of Patient Accounts Managers, and is the author of numerous articles and publications. He is a regular speaker for healthcare professional organizations and has served as an expert witness before the U.S. House of Representatives Ways and Means Committee.

     Mr. Kenneth earned his Bachelors Degree in Business
Administration from Roosevelt University in Chicago and a Masters Degree in Business Administration from Golden Gate
University.

Robert P. Oliver, Director

     Mr. Oliver  is presently the Chief Executive Officer of
CorDev Financial, Inc., a privately held company specializing in growth-oriented CEO consulting and mergers and acquisitions.
While in this position he has served as the principal negotiator for over 25 acquisitions or divestitures. Mr. Oliver's management experience has encompassed a wide variety of manufacturing, retail, service, and distribution companies. Mr. Oliver previously served as head of the Culligan International development group where he led an innovative and active plan of acquiring Culligan dealers. Subsequently, he served as co-managing partner for Anne Klein & Co. where he launched the very successful Anne Klein retail operation. Mr. Oliver has also served in a variety of management positions in computer service and software, automotive manufacturing and distribution, publishing, international pipeline construction, and real estate development. Mr. Oliver has served as a member of the Board of Directors of a number of manufacturing, software and service companies and presently is a board member of AMCAL, Inc., Calpine Containers, Inc., North American Imports, Inc., and, ex officio, Willitts Designs International, Inc.

     Mr. Oliver is a graduate of the U.S. Naval Academy and served five years as a surface and submarine naval officer. He has been a long-time member of the Young Presidents Organization and its graduate group, World Presidents Organization, and has been a guest lecturer to several graduate schools of business.

Joseph M. De Luca, Director

     Mr. De Luca has provided consulting services in addition to line, interim or turnaround management positions in the healthcare industry for over 22 years. His experience includes healthcare information technology suppliers, healthcare delivery systems, academic medical centers, payor and physician organizations. His clients include the nation's largest investor owned financially integrated delivery system, the nation's largest non-profit financially integrated delivery system, and the nation's largest delegated risk physician organization. His professional continuum also includes futurist, research and publication activities. In 1996, Mr. De Luca co-founded Healthcare Investment Visions LLC, a research, business development and management consultancy located in the San Francisco Bay Area. The firm is committed to providing objective, visionary services within the context of current healthcare information and medical technology trends, adoption and market conditions. Between 1985 and 1995, Mr. De
Luca was the founder and President of JDA, a consulting firm providing information systems strategy, vendor selection, development, implementation and management services to healthcare provider organizations. In 1995, JDA was acquired by Science Applications International Corporation. Between 1984 and
1985, Mr. De Luca served as a senior manager with Computer
Synergy Inc., a public company who developed hospital information systems. His duties included corporate strategy development, sales and marketing support, financial systems product management, and operational finance. Between 1980 and 1984, Mr. De Luca was a manager with the Management

Information Consulting Division of Arthur Andersen (now
Accenture), responsible for healthcare information systems consulting services to provider and payor organizations. Mr. De Luca is a fellow of the American College of Healthcare Executives ("ACHE"), and was recently awarded the ACHE Regent's Senior Leadership Award for service to the community. Mr. DeLuca is a frequent speaker at high-profile regional and national conferences, a lecturer for university programs, and is the author of numerous manuscripts and books.

     Mr. De Luca holds a Master Degree of Arts-Health
Services Administration from the University of Wisconsin,
Madison, and graduated from Lawrence University, Appleton,
Wisconsin with a Bachelors Degree in Biology, with high honors.

Conflict of Interest

     As discussed herein, certain members of senior management of the Company have other business interests that will require a portion of their time and efforts. Although we believe they will be able to devote such time as is necessary for the proper management of the Company's business, it is possible that their obligations to these other business interests may interfere with or distract from the full performance of their duties as management of the Company. At present management expects that any acquisitions that may be made in the future will be of operating companies with adequate management already in place. Further, it is believed that as the need for full time management arises, the Company will be able to hire such personnel as it may require. There can be no assurance that these assumptions will prove accurate or that suitable personnel will be available to the Company on acceptable terms.

     In addition, another company with which certain members of management are involved also seeks to make acquisitions of companies. The current plans of this other entity involves the search for companies in distinct healthcare markets that are not competitive with the acquisitions planned by the Company. The
Company is focused on making acquisitions on the provider side of the healthcare market while the other entity seeks to make acquisitions of companies on the payor side. As such management does not believe that any conflict will arise in the foreseeable future. However, it is possible that the business direction of either the Company or these other entities could change in the future and that certain opportunities may be found by officers of the Company that would be appropriate for both companies. In such event, a potential conflict could arise with respect to which company the opportunity is presented first. Because of the potential for conflict, we believe it is unlikely that the Company will ever pursue opportunities to acquire payor side companies.

ITEM 10.     EXECUTIVE COMPENSATION

     The Company paid consulting fees of $58,333 to its Chairman of the Board and CEO; $4,050 to its CFO and Secretary; $1,700 to its former President during the fiscal year ended August 31, 2002; and $13,350 to its former President during the fiscal year ended August 31, 2001. The Company's current President has not received any compensation as of the date of this Report, and will not receive any compensation until an acquisition has been consummated by the Company.

     On August 14, 2002, the Company entered into an
Employment Agreement for period of two years with its Chairman and CEO, which provides for a base salary of $200,000 per year.
From this date through December 31, 2002, the Chairman and CEO has been and will continue to be compensated as a consultant based upon the pro rata portion of his annual salary. Effective
January 1, 2003, he will be compensated as an employee of the Company.

     Subsequent to the period covered by this Report, at the Company's Board Meeting on October 22, 2002, the issuance of 100,000 restricted shares of Common Stock to each of the Company's three Directors and 399,931 and 299,949 restricted shares of Common Stock to the Company's President and CFO, respectively, was approved. Refer to "Part II, Item 5, Market for Registrant's Common Equity and Related Stockholder Matters."

     There are no other written agreements between the Company and any other of its Officers and Directors, and there are no agreements with Directors for the payment of Directors fees. The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its Directors, Officers or employees.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 31, 2002, the end of the Company's fiscal year, information with respect to; (1) any person known by the Company to own beneficially more than five (5%) percent of the Company's Common Stock, based on 9,998,286 shares issued and outstanding as of the end of fiscal 2002, (2) Common Stock owned beneficially by each Officer or Director of the Company, and (3) the total of the Company's
Common Stock owned beneficially, directly or indirectly, by the Company's Officers and Directors.

                                                    Number of        Percent of
Name and Address of Beneficial Owner (1)        Shares Owned (2)       Class
-------------------------------------------     ----------------     ----------

James D. Durham and
Sandra J. Durham, JTWROS (4)*                        980,000           9.80 %
31 West Shore Drive
Belvedere, CA 94920

Paine Weber,
Custodian for the IRA FBO James Durham (5)*           40,000           0.40 %
31 West Shore Drive
Belvedere, CA 94920

Malahide Investments (6)                             980,000           9.80 %
P.O. Box 170, Churchill Building
Grand Turk
Turks & Caicos Islands

Robert Gordon                                        760,000           7.60 %
444 Madison Avenue, Ste. 2904
New York, NY 10022

Parthian Securities                                  704,286           7.04 %
36 Boulevard Helvetique
1207 Geneva, Switzerland

John Messina (7)                                     616,000           6.16 %
11 Wyman Street
Rye Brook, NY 10573

J. J. Kadele, Inc. (8)                               525,000           5.25 %
37 Parkway East
Yonkers, NY 10701

Dominick Artuso, M.D., F.C.C.M                       500,000           5.00 %
247 Broadway
Pleasantville, NY  10570

Atlantic International Capital Holdings, Ltd.        500,000           5.00 %
P.O. Box HM1564
Reid House, 31 Church Street
Hamilton HMFX
Bermuda

Officers and Directors as a group (1 person) (3)   1,020,000           1.20 %

* Officer and/or Director
________________________________________

(1) Persons known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock.
(2) Common Stock owned beneficially by each Officer and Director of the Company.
(3) The total number of shares of the Company's Common Stock owned beneficially, directly or indirectly, by the Officers and Directors of the Company as a group.
(4) Shares owned by James D. Durham, CEO and Chairman of the Board of the Company, and his wife, Sandra J. Durham, as Joint Tenants with Rights of Survivorship.
(5) James D. Durham, CEO and Chairman of the Board of the Company is the beneficiary of Paine Webber as custodian of these shares.
(6) James D. Durham is an advisor to Malahide Investments but has no beneficial interest in the shares of the Company owned by Malahide Investments.
(7) John Messina is the brother of Joseph J. Messina. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(8) J.J. Kadele, Inc. is a private company of which Mr. Salvatore Messina is the sole Director, Officer and shareholder. He is the father of Joseph J. Messina and John Messina. Neither Joseph J. Messina nor John Messina have voting or dispositive control over the shares held by J.J. Kadele. See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During September and October, 2002, the Company rented office space on a month to month basis from Ameristar Group Incorporated ("Ameristar"), an affiliate of Remsen Group, Ltd. and Wilmont Holdings Corp., two corporate shareholders of the Company, at a rate of $1,000 per month in accordance with an agreement dated December 27, 1999. In addition, Ameristar provided administrative services on a month to month basis to the Company at a monthly cost of $2,000. The total expenses incurred by the Company from Ameristar for the fiscal years ended August
31, 2002 and 2001, and from inception, November 11, 1997 through August 31, 2002 are $61,000, $36,000 and $127,000, respectively. The terms of the agreement with Ameristar for the use of office space and administrative services include a commencement date of January 1, 2000, termination by either party with 30 days written notice, a monthly cost of $1,000 for the use of office space, and for the use of business equipment, including personal computers, photocopier, fax, telephones, and basic office supplies, a monthly cost of $3,500 for the period January 1, 2000 through April 30, 2000, and thereafter a monthly cost of $2,000.

     Remsen Group, Ltd. is a company principally owned and controlled by Martin I. Saposnick and Wilmont Holdings Corp. is a company principally owned and controlled by Joseph J. Messina. Messrs. Saposnick and Messina are Officers and Directors of Ameristar, and having taken initiative in setting up the Company, may be deemed founders of the Company. John Messina, brother of Joseph J. Messina, is not an affiliate of Joseph J. Messina or any of his affiliates (Refer to "ITEM 11. SECURITY OWNERSHIP
OF BENEFICIAL OWNERS AND MANAGEMENT" and
Footnotes 6 and 7 thereto). Salvatore Messina, father of Joseph J. Messina and John Messina is not an affiliate of Joseph J. Messina or any of his affiliates and is not an affiliate of John Messina.

     On November 1, 2001, a Management Services Agreement was executed with Ameristar to provide the Company with consulting services, office space, and administrative services for a two year period. The Management Services Agreement superseded the agreement described above, which was terminated effective October 31, 2001. The monthly cost of these services was $5,500; consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services included such activities as business plans, introductions to financial community, strategic planning, evaluation of potential business relationships (such as joint ventures, mergers and acquisitions), business projections, review of marketing plans, and general advisory and management services as required.

     Effective August 15, 2002, the Management Services
Agreement with Ameristar was terminated in accordance with a Termination Agreement executed between the Company and Ameristar on that date. As a result of services provided to the Company by Ameristar that were beyond the scope of the Management Services Agreement, the company acknowledged its obligation to compensate Ameristar therefore. The parties confirmed and agreed that such compensation shall be paid in full upon cancellation of debt owed to the Company by Ameristar, totaling $99,201 as of the date of the Termination Agreement.

     The total expenses incurred by the Company from Ameristar for the fiscal year ended August 31, 2002 and 2001, and from inception, November 11, 1997 through August 31, 2002 are $61,000, $36,000 and $127,000, respectively. The Company advanced funds to Ameristar totaling $28,000 during the fiscal year ended August 31, 2002 and had a balance of funds advanced to Ameristar totaling $99,201 as of August 15, 2002 (See above paragraph).

     Mr. James D. Durham, CEO and a Chairman of the Board of the Company, purchased 1,020,000 restricted shares of the Company's Common Stock at a price of $.05 per share in accordance with a Common Stock Purchase Agreement effective May 15, 2002. The 1,020,000 shares purchased represent 10.2% of the outstanding Common Stock of the Company. (Refer to Schedules 13D filed with the SEC on September 9, 2002 by James Durham and Sandra J. Durham.)

     Mr. James D. Durham is also CEO, Chairman and a major shareholder of First Medical Resources Corporation ("FMRC").
Mr. Lawrence M. Davis, CFO and Secretary of Lifen, Inc., performs CFO level services for FMRC. In August and September, 2002, the Company paid expenses totaling $4,050 for the benefit of FMRC. In November, 2002, FMRC reimbursed the Company in full for those expenses.

ITEM 13.     CONTROLS AND PROCEDURES

     Subsequent to August 31, 2002 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at August 31, 2002, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
             REPORTS ON FORM 8-K

(a)     1.   The following documents are filed in PART F/S, as
             a part of this report on pages F-1 to F-13:

        Auditors Report of Sanford Feibusch, C.P.A., P.C. Dated
        November, 7, 2002;

        Balance Sheet as of August 31, 2002;

        Statement of Operations and Consolidated Statement of
        Operations for the Years Ended August 31, 2002 and 2001, and from Inception, November 10, 1997 to August 31, 2002;

        Statement of Stockholders' Equity and Consolidated
        Statement of Stockholders' Equity for the Years Ended
        August 31, 2002 and 2001, and from Inception, November
        10, 1997 to August 31, 2002;

        Statement of Cash Flow and Consolidated Statement of
        Cash Flows for the Years Ended August 31, 2002 and
        2001, and from Inception, November 10, 1997 to August
        31, 2002;

        Notes to Financial Statements.

        2.   Financial Statement Schedules - None.

        All applicable information is contained in the financial statements or notes thereto.

        3.   Exhibits and Material Contracts.

             10.1 Employment Agreement dated August 14, 2002 between the Company and James D. Durham,
                    CEO and Chairman.

             10.2   Sublease for office space with City
                    National Bank dated September 26, 2002.

(b)     Form 8-K filings.

     1. Form 8-K filed on August 21, 2002 incorporated herein by reference Re: the sale of 2,000,000 shares of the Company's Common Stock pursuant to a Common Stock Purchase Agreement executed effective May 15, 2002 by the Company, James D.
            Durham and Malahide Investments for aggregate proceeds of $100,000.

     2. Form 8-K filed on November 6, 2002 Re: change of Registrant's fiscal year end from August 31st to December 31st, such change to take effect on December 31, 2002. This change was approved by the Board of Directors on October 22, 2002 and registrant will file on Form 10-KSB the report covering the transition period from September 1, 2002 to December 31, 2002.

                                    PART F/S

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Lifen, Inc.


I have audited the accompanying balance sheet of Lifen, Inc. (A Development Stage Company) as of August 31, 2002 and the related statement of operations, stockholders' equity and cash flow for the two years then ended and for the period from November 10, 1997 (inception) to August 31, 2002. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Lifen, Inc. as of August 31, 2002 and results of operations, changes in stockholders' equity and cash flows for the two years then ended and from November 10, 1997 (inception) to August 31, 2002, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the Financial Statements, the Company is in the development stage and needs additional funds for them to implement their plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also described in Note 8. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Sanford H. Feibusch
                                        ---------------------------------------
                                        Certified Public Accountant


Monsey, New York
November 7, 2002

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEETS AS OF AUGUST 31

                                    ASSETS
Current Assets:                                         2002          2001
                                                    ------------  ------------
Cash                                                $   440,517   $    30,529
Prepaid Expenses                                              -       134,341
Other Receivables                                         2,700             -
                                                    ------------  ------------
     Total Current Assets                               443,217       164,870
                                                    ------------  ------------

Equipment- Net of Accumulated Depreciation of $236            -           944
                                                    ------------  ------------
     Total Assets                                   $   443,217   $   165,814
                                                    ------------  ------------
                                                    ------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses               $    82,709   $     4,865
                                                    ------------  ------------
     Total Current Liabilities                           82,709         4,865
                                                    ------------  ------------
Stockholders' Equity:
Preferred Stock, par value $.0001
   Authorized 10,000,000 shares,
   No shares issued and outstanding                           -             -

Common Stock, par value $.0001
   Authorized 50,000,000 shares
   Issued and outstanding 9,998,286 shares
   and 7,058,000 shares                                   1,000           706

Additional paid in Capital                              814,677       367,239
Deficit accumulated during development stage           (455,169)     (206,996)
                                                    ------------  ------------
Stockholder's Equity                                    360,508       160,949
                                                    ------------  ------------
     Total Liabilities and Stockholder's Equity     $   443,217   $   165,814
                                                    ------------  ------------
                                                    ------------  ------------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                          FOR THE YEAR ENDED AUGUST 31
            AND FROM INCEPTION NOVEMBER 10, 1997 TO AUGUST 31, 2002

                                                               From Inception
                                                               Nov. 10, 1997 to
                                     2002          2001        August 31, 2002
                                  ----------    ----------    ------------------
Revenue:                          $       -     $       -     $               -
                                  ----------    ----------    ------------------
Expenses:
Market Research                           -             -                25,000
Professional Fees                     3,500        44,555                48,055
Consulting                          102,220        38,316               151,366
Write Off of Offering Costs               -             -                15,546
Rent                                 12,000        12,000                32,000
Administrative                       24,000        24,000                70,000
Cancellation of Management
   Service Agreement                 94,165             -                94,165
Other Operating Expenses             12,288         2,748                19,037
                                  ----------    ----------    ------------------
     Total Expenses                 248,173       121,619               455,169
                                  ----------    ----------    ------------------
Net Loss before Provision
   For Income Taxes                (248,173)     (121,619)             (455,169)

Provision for Income Taxes                -             -                     -
                                  ----------    ----------    ------------------
Net Loss                          $(248,173)    $(121,619)    $        (455,169)
                                  ----------    ----------    ------------------
                                  ----------    ----------    ------------------
Basic Loss per Share              $   (0.03)    $   (0.02)
                                  ----------    ----------
                                  ----------    ----------
Weighted Average Number
   Shares Outstanding             7,470,262     7,089,500
                                  ----------    ----------

The Accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION NOVEMBER 10, 1997 TO AUGUST 31, 2002

                                           Common Stock
                                        Par Value $.0001   Additional
                                      -------------------   Paid-In    Retained
                                         Shares    Amount   Capital    (Deficit)
                                      -----------  ------  ----------  ---------
January 1998 - Shares Issued
   For Services @ $.0001 Per Share     2,250,000   $ 225   $       -   $      -

Loss for Year Ended August 31, 1998            -       -           -       (511)
                                      -----------  ------  ----------  ---------
Balance - August 31, 1998              2,250,000     225           -       (511)

October 1998 Shares Issued
   For Services @ $.0001 Per Share     2,750,000     275           -          -

Cancellation of Shares Issued
   October 1998 @ $.0001 Per Share    (2,750,000)   (275)          -          -

November 1998 Shares Issued
   For Services Net of Expenses
   @ $.05 Per Share                      500,000      50      23,250          -

March 1999 Shares Issued
   For Services @ $.0001 Per Share     2,325,200     232           -          -

Loss for the Year Ended
   August 31, 1999                             -       -           -    (41,133)
                                      -----------  ------  ----------  ---------
Balance - August 31, 1999              5,075,200     507      23,250    (41,644)

March 2000 Shares Issued
   For Services @ $.0001 Per Share     1,219,800     122           -          -

April 2000 Shares Issued Private
   Placement @ $1.00 Per Share            45,000       5      44,995          -

Loss for Year Ended August 31, 2000            -       -           -    (43,733)
                                      -----------  ------  ----------  ---------
Balance - August 31, 2000              6,340,000   $ 634   $  68,245   $(85,377)
                                      -----------  ------  ----------  ---------
                                      -----------  ------  ----------  ---------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
              FROM INCEPTION NOVEMBER 10, 1997 TO AUGUST 31, 2002

                                          Common Stock
                                        Par Value $.0001   Additional
                                      -------------------   Paid-In    Retained
                                         Shares    Amount   Capital    (Deficit)
                                      -----------  ------  ----------  ---------
Balance August 31, 2000                6,340,000   $ 634   $  68,245   $(85,377)

October 2000 Shares Issued
   For Services @ $.0001 Per Share       660,000      66           -          -

October 2000 Shares Issued
   Private Placement @ $1.00 Per Share    10,000       1       9,999          -

November 2000 Shares Issued
   Private Placement @ $.50 per Share     10,000       1       4,999          -

November 2000 Shares Issued
   Private Placement @ $.50 per Share     20,000       2       9,998          -

January 2001 Shares Issued
   Private Placement @ $.50 per Share     48,000       5      23,995          -

May 2001 Shares Issued
   Private Placement @ $.50 per Share    500,000      50     249,950          -

Less Shares Returned
   July 2001 @$.0001 per Share          (530,000)    (53)         53          -

Loss for the Twelve Months
   Ended August 31, 2001                       -       -           -   (121,619)
                                      -----------  ------  ----------  ---------
Balance - August 31, 2001              7,058,000   $ 706   $ 367,239  $(206,996)
                                      -----------  ------  ----------  ---------
                                      -----------  ------  ----------  ---------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
              FROM INCEPTION NOVEMBER 10, 1997 TO AUGUST 31, 2002

                                          Common Stock
                                        Par Value $.0001   Additional
                                      -------------------   Paid-In    Retained
                                         Shares    Amount   Capital    (Deficit)
                                      -----------  ------  ----------  ---------
Balance August 31, 2001                7,058,000   $ 706   $ 367,239  $(206,996)

November 2001 Shares Issued
   For Services  @ $.0001 per Share      366,000      37           -          -

August 2002 Shares Issued
   Private Placement @ $.70 per Share    574,286      57     402,093          -

August 2002 Shares Issued
   Private Placement @ $.05 per Share  2,000,000     200      99,800          -

Costs of Private Placement                     -       -     (54,455)         -

Loss for the Twelve Months
   Ended August 31, 2002                       -       -           -   (248,173)
                                      -----------  ------  ----------  ---------
Balance - August 31, 2002              9,998,286  $1,000   $ 814,677  $(455,169)
                                      -----------  ------  ----------  ---------
                                      -----------  ------  ----------  ---------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31
          AND FROM INCEPTION NOVEMBER 10, 1997 TO AUGUST 31, 2002

                                                                From Inception
                                                               Nov. 10, 1997 to
                                            2002        2001     August 31, 2002
                                        ----------  ----------  ----------------
Cash Flows from Operating Activities:
Net (Loss)                              $(248,173)  $(121,619)  $      (455,169)
                                        ----------  ----------  ----------------
Adjustments to reconcile net (loss) to
   Net cash used in operating activities:
Market Research	                                -           -            25,000
Consulting                                     37       5,065             5,682
Depreciation                                  177         236               413

Changes in operating assets & liabilities:
Accounts payable & accrued expenses        77,844     (12,906)           82,709
Prepaid expenses & other current assets   131,641    (134,341)           (2,700)
                                        ----------  ----------  ----------------
     Net Cash Flows from
        Operating Activities              (38,474)   (263,565)         (344,065)
                                        ----------  ----------  ----------------
Cash Flows from Investing Activities:
Purchase Equipment                              -           -            (1,180)
Disposal Equipment                            767           -               767
                                        ----------  ----------  ----------------
     Net Cash Flows from
        Investing Activities                  767           -              (413)
                                        ----------  ----------  ----------------
Cash Flows from Financing Activities:
Issuance Common Stock                     502,150     294,000           841,150
Offering Expenses                         (54,455)          -           (56,155)
                                        ----------  ----------  ----------------
     Net Cash Flow from
        Financing Activities               447,695    294,000           784,995
                                        ----------  ----------  ----------------
Net Increase (decrease) in Cash            409,988     30,435           440,517

Cash - Beginning of Year                    30,529         94                 -
                                        ----------  ----------  ----------------
Cash - End of Year                      $  440,517  $   30,529  $       440,517
                                        ----------  ----------  ----------------
                                        ----------  ----------  ----------------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 2002

Note 1.  Organization

Lifen, Inc. (the "Company") was incorporated under the laws of the state of Delaware on November 10, 1997 under the name Digivision International, Ltd. The Company's name was changed to Lifen, Inc. on June 22, 2000. To date, the Company has had no commercial operations and has been engaged in the development of its business plan, market research, initial website development, and seeking initial financing in order to commence commercial operations.


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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 2002


Website Development

In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Website Development Costs." EITF 00-02 states that all costs relating to software used to operate a website and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. The Company's accounting policy for internal-use software, as required by SOP 98-1, incorporated the requirements of EITF 00-02. To date, no significant costs have been incurred.

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


Note 3.  Income Taxes

There is no provision for Federal or State Income Taxes for the years ended August 31, 2002 and 2001, since the Company has incurred losses from inception. Additionally, the Company has reserved fully for any potential tax benefits resulting from its carryforward operating losses. Deferred tax assets at August 31, 2002 and 2001 consist of the following:

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 2002

                                                  2002            2001
                                              ------------    ------------
Net Operating loss carryforward                $  173,000      $   78,700
Valuation allowance                              (173,000)        (78,700)
                                              ------------    ------------
                                               $       -0-     $       -0-

As of August 31, 2002, the Company has net operating loss carryfowards of approximately $455,169 which expire in various years from 2012 through 2017.


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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 2002

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

In August, 2002, the Company sold 574,286 shares of its common stock to one foreign investor at a price of $.70 per share and received total proceeds of $402,000. The shares were sold pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

In August, 2002, the Company sold 2,000,000 shares of its common stock to two investors at a price of $.05 per share and received total proceeds of $100,000, pursuant to a Common Stock Purchase Agreement, executed effective May 15, 2002.


Note 5.  Related Party Transactions

Ameristar Group Incorporated ("Ameristar") is a corporation that is an affiliate of two corporate shareholders of the Company and is considered to be a related party. Ameristar has advanced funds for operating expenses.

During the first quarter of fiscal 2002, the Company reached agreement with Ameristar to provide the Company with management services needed for its continuing development. Accordingly, on November 1, 2001, a Management Services Agreement was executed with Ameristar to provide consulting services, office space, and administrative services for a two-year period. The monthly cost of these services is $5,500, consisting of $2,500 for consulting services, $1,000

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 2002

for rent, and $2,000 for administrative services. The consulting services include such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

Effective August 15, 2002, the Management Services Agreement with Ameristar was terminated in accordance with a Termination Agreement executed between the Company and Ameristar on that date. As part of the Termination Agreement, the debt owed to the Company by Ameristar in the amount of $99,201 was cancelled in full payment of compensation owed to Ameristar for additional services provided to the Company.


Note 6.  Commitments and Contingencies - Employment Agreement

Effective August 14, 2002, the Company entered into an employment agreement with Mr. James D. Durham in the position as Chairman and Chief Executive Officer.
The term of the agreement is for a period of two years with a base annual salary at the rate of $200,000 per annum.


Note 7.  Concentration of Credit Risk

The Company maintains a bank account at one bank as of August 31, 2002 with a balance of $440,307 on deposit, only $100,000 of which is insured under Federal law.


Note 8.  Going Concern

Lifen, Inc. is considered to be a development stage company. Since inception, the Company has been engaged in the development of its business plan, market research and initial website development. At August 31, 2002, the Company had incurred losses during the development stage of $455,169. Approximately $29,000 of the cumulative losses have been non-cash services in exchange for common stock in the Company. The balance of the losses, approximately $426,000, was funded by the private placements of common stock, which totaled $841,000 as of August 31, 2001.

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 2002

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


Note 9.  Subsequent Events

On September 26, 2002, the Company entered into a sublease as successor in interest to premises at 455 Market Street, San Francisco, California. The premises includes 2,487 square feet of office space. The term of the lease is through July 31, 2004 with a monthly rental through the term of the lease of $4559.50.

On October 22, 2002, the Company authorized the issuance of 300,000 restricted shares of the Company's common stock, 100,000 shares to each of three directors in exchange for providing services to the Company as a member of the Board of Directors valued at $700 ($0.007 per share) for each of the three directors.

On November 1, 2002, the Company authorized the issuance of 399,391 restricted shares of the Company's common stock to Pamela Atherton, President of the Company and 299,949 restricted shares of the Company's common stock to Lawrence M. Davis, Chief Financial Officer and Secretary of the Company.
These shares will be issued in exchange for providing services as officers of the Company valued at $2,666.66 and 2,000.00, respectively.


Note 10.  Supplemental Disclosure to Cash Flow Statement

                                                                From Inception
                                                                Nov. 10, 1997 to
                                            2002        2001    August 31, 2002
                                        ----------  ----------  ----------------
Cash paid during the period for:
   Interest                             $       -   $       -    $            -
   Income Taxes                         $       -   $       -    $            -

Non Cash Transactions:
   Common stock issued for
   consulting Services and
   market research                      $      37   $   5,065    $       30,682

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LIFEN, INC.


Dated: November 27, 2002            By:  /s/ James D. Durham
                                        ---------------------------------------
                                             James D. Durham
                                             Chief Executive Officer and
                                             Chairman of the Board


Dated: November 27, 2002            By:  /s/ Pamela G. Atherton
                                        ---------------------------------------
                                             Pamela G. Atherton
                                             President


Dated: November 27, 2002            By:  /s/ Lawrence M. Davis
                                        ---------------------------------------
                                             Lawrence M. Davis
                                             Chief Financial Officer and
                                             Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 27, 2002           By:  /s/ Robert J. Kenneth
                                        ---------------------------------------
                                             Robert J. Kenneth
                                             Director


Dated: November 27, 2002            By:  /s/ Robert P. Oliver
                                        ---------------------------------------
                                             Robert P. Oliver
                                             Director


Dated: November 27, 2002            By:  /s/ Joseph M. DeLuca
                                        ---------------------------------------
                                             Joseph M. DeLuca
                                             Director

                    CERTIFICATE PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Lifen, Inc. (the "Company") on Form 10-KSB for the fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: November 27, 2002            By:  /s/ James D. Durham
                                        ---------------------------------------
                                             James D. Durham
                                             Chief Executive Officer and
                                             Chairman of the Board


Dated: November 27, 2002            By:  /s/ Lawrence M. Davis
                                        ---------------------------------------
                                             Lawrence M. Davis
                                             Chief Financial Officer and
                                             Secretary

          CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
       UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James D. Durham, Chief Executive Officer and Chairman of Board of Lifen, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Lifen, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 27, 2002            By:  /s/ James D. Durham
                                        ---------------------------------------
                                             James D. Durham
                                             Chief Executive Officer and
                                             Chairman of the Board

              CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
           UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Lawrence M. Davis, Chief Financial Officer and Secretary of Lifen, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Lifen, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 27, 2002            By:  /s/ Lawrence M. Davis
                                        ---------------------------------------
                                             Lawrence M. Davis
                                             Chief Financial Officer and
                                             Secretary

              SUB-CERTIFICATION OF DESIGNATED COMPANY PERSONNEL

     I, Robert Gordon, am providing this certification in connection with the review by Lifen, Inc. (the "Company") of its report (the "Report") on Form 10-KSB for the year ended August
31, 2002.

     SEC Rule 13a-15 requires the Company to maintain
"disclosure controls and procedures" that are designed to ensure that the financial and non-financial information required to be disclosed by the Company in the reports that it files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rule and forms.

     Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and SEC rules relating to Section 302 require that the Company's Chief Executive Officer and Chief Financial Officer provide certifications with the Company's periodic reports, generally to the effect that: (I) the officer reviewed the report, (ii) based on the officers' knowledge, the report is accurate and fairly presents the financial information included, (iii) disclosure controls and procedures are addressed as provided in applicable SEC rules, and
(iv) the report fully complies with the SEC's applicable rules and form.

     The Company has undertaken an evaluation of its disclosure controls and procedures as of August 31, 2002.

     To assist the Company in these matters, I advise the Company and its Chief Executive Officer and Chief Financial
Officer that:

     1.   I have reviewed the Report draft dated as of November 7, 2002.

     2. Based on my knowledge within the areas of my expertise and duties at the Company:

     (a) the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     (b) the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report.

     (c) the Report fully complies with the requirements of applicable SEC rules and form.

     3. If any of the following have come to my attention in the course of my review of the Report, I have reported the same to the Chief Executive Officer and Chief Financial Officer:

     (a) any significant deficiencies in the design or operation of the internal controls which could adversely affect the Company's ability to record, process, summarize and report financial date, or

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls, or

     (c) any significant changes in the Company's internal controls or in other factors that could affect internal controls subsequent to the date of the most recent evaluation indicated above, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 27, 2002                        /s/ Robert Gordon
                                        ---------------------------------------
 					Print Name: Robert Gordon

					Print Title: President of Lifen, Inc.
                                                     Until August 15, 2002