Form 10QSB
period 2002-11-30
LIFEN INC
filed 2003-01-14
CIK 1073857

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

                For the quarterly period ended November 30, 2002.


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

             455 Market Street, Suite 1220, San Francisco, CA 94105
                    (Address of principal executive offices)

                                (415) 543-1535
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

10,998,166 shares of Common Stock, $.0001 par value, outstanding on January 10, 2003.

--------------------------------------------------------------------------------

                                  LIFEN, INC.

                          Form 10-QSB Quarterly Report
                  For Quarterly Period Ended November 30, 2002

                               Table of Contents

                                                                           Page
                                                                           ----

PART I -- FINANCIAL INFORMATION                                             1


Item 1.   Financial Statements                                              1

          Unaudited Balance Sheet at November 30, 2002 and
          Audited Balance Sheet at August 31, 2002                          1

          Unaudited Statements of Operations
          For Three Months Ended November 30, 2002 and November 30, 2001    2

          Unaudited Statements of Cash Flows
          For Three Months Ended November 30, 2002 and November 30, 2001    3

          Notes to Financial Statements                                     4


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     12


Item 3.   Controls and Procedures                                           15


PART II -- OTHER INFORMATION                                                16


SIGNATURE                                                                   17


CERTIFICATIONS                                                              18

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

ASSETS                                    November 30, 2002     August 31, 2002
                                             (Unaudited)           (Audited)
                                          -----------------    -----------------
Current Assets:
  Cash                                     $       189,905      $       440,517
  Prepaid Expenses                                   4,560                    -
  Other Receivables                                  2,643                2,700
                                          -----------------    -----------------
     Total Current Assets:                         197,108              443,217
                                          -----------------    -----------------
Long Term Assets:
  Fixed assets, net                                  6,795                    -
  Prepaid rent                                      36,476                    -
  Website development, net                           3,354                    -
  Security deposit                                   9,119                    -
                                          -----------------    -----------------
     Total Long Term Assets:                        55,744                    -
                                          -----------------    -----------------
TOTAL ASSETS                               $       252,852      $       443,217
                                          -----------------    -----------------
                                          -----------------    -----------------

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
  Accounts Payable                         $        27,623      $        82,709
                                          -----------------    -----------------
     Total Liabilities:                             27,623               82,709
                                          -----------------    -----------------
Stockholders' Equity:

  Preferred Stock, par value $.0001
     Authorized 10,000,000 shares,
     No shares issued and outstanding                    -                    -

  Common Stock, par value $.0001
     Authorized 50,000,000 shares
     Issued and outstanding
     10,998,166 shares
     and 9,998,286 shares                            1,001                1,000

  Additional paid in capital,
     net of costs incurred in
     obtaining financing                           821,443              814,677

  Accumulated deficit during
     development stage                            (597,215)            (455,169)

     Total Stockholders' Equity:                   225,229              360,508

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $       252,852      $       443,217
                                          -----------------    -----------------
                                          -----------------    -----------------

   The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30
          AND FROM INCEPTION NOVEMBER 10, 1997 TO NOVEMBER 30, 2002

                                                                 From Inception
                                                                Nov. 10, 1997 to
                                     2002            2001         Nov. 30, 2002
                                 -------------   -------------  ----------------
                                  (Unaudited)     (Unaudited)      (Unaudited)

Revenue:                          $         -     $         -    $            -
                                 -------------   -------------  ----------------
Expenses:
  Market Research                       6,620               -            31,620
  Consulting                           92,673           4,837          244, 039
  Write Off of Offering Costs               -               -            15,546
  Professional Fees                    25,678               -            73,733
  Rent and Occupancy                    4,017           3,000            36,017
  Administrative                       12,296           6,000            82,296
  Cancellation of Management
    Service Agreement                       -               -            94,165
  Other Operating Expenses                762           2,201            19,799
                                 -------------   -------------  ----------------
     Total Expenses                   142,046          16,038           597,215
                                 -------------   -------------  ----------------
Net Loss before Provision
   For Income Taxes                  (142,046)        (16,038)         (597,215)

Provision for Income Taxes                  -               -                 -
                                 -------------   -------------  ----------------
Net Loss                          $  (142,046)    $   (16,038)   $     (597,215)
                                 -------------   -------------  ----------------
                                 -------------   -------------  ----------------
Basic Loss per Share              $     (0.01)    $     (0.00)
                                 -------------   -------------
                                 -------------   -------------
Weighted Average Number
   Shares Outstanding              10,349,896       7,241,000
                                 -------------   -------------
                                 -------------   -------------

   The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED NOVEMBER 30
          AND FROM INCEPTION NOVEMBER 10, 1997 TO NOVEMBER 30, 2002

                                                                 From Inception
                                                                Nov. 10, 1997 to
                                     2002            2001         Nov. 30, 2002
                                 -------------   -------------  ----------------
                                  (Unaudited)     (Unaudited)      (Unaudited)
Operating Activities:

Net Loss                          $  (142,046)    $   (16,038)   $     (597,215)
                                 -------------   -------------  ----------------
Adjustments to reconcile net
   (loss) to net cash used in
   operating activities:

  Market Research                           -               -            25,000
  Consulting                                -              36             5,682
  Depreciation and amortization           146              59               559

Changes in operating assets &
   liabilities:

  Accounts payable &
     accrued expenses                 (55,086)              -            27,623
  Prepaid expenses &
     other current assets              (4,503)        (14,360)           (7,203)
                                 -------------   -------------  ----------------
     Net Cash Flows from
        Operating Activities:        (201,489)        (30,303)         (545,554)
                                 -------------   -------------  ----------------
Investing Activities:

  Purchase of fixed assets             (6,795)              -            (7,975)
  Long term prepaid expenses          (45,595)              -           (45,595)
  Acquisition of intangible assets     (3,500)              -            (3,500)
  Disposal of Equipment                     -               -               767
                                 -------------   -------------  ----------------
     Net Cash Flows from
        Investing Activities:         (55,890)              -           (56,303)

Financing Activities:

  Common Stock Issued                   6,767               -           847,917
  Offering Expenses                         -               -           (56,155)
                                 -------------   -------------  ----------------
     Net Cash Flow from
        Financing Activities:           6,767               -           791,762
                                 -------------   -------------  ----------------
Net cash (decrease)/increase
   for period                        (250,612)        (30,303)          189,905

Cash at beginning of period           440,517          30,529                 -
                                 -------------   -------------  ----------------
Cash at end of period             $   189,905     $       226    $      189,905
                                 -------------   -------------  ----------------
                                 -------------   -------------  ----------------

   The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002


The accompanying financial statements of Lifen, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended August 31, 2002 as filed with the Securities and Exchange Commission on November 27, 2002.


Note 1.  Organization
---------------------

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


Note 2.  Summary of Significant Accounting Policies
---------------------------------------------------

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimate relates to the valuation allowance in connection with deferred tax assets. Actual results could differ from those estimates.

Fixed Assets
------------
Fixed assets are stated at cost. Depreciation is provided for utilizing the straight-line method over the estimated useful life of the asset. The cost of maintenance and repairs is charged to operations as incurred.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002


Accounting for Impairment of Long-Lived Assets
----------------------------------------------
In accordance with SFAS 121, the Company has adopted a policy of recording an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Adoption of this statement will not have an impact on these financial statements.

Organization Costs
------------------
The Company has adopted SOP 98-5, "Reporting on the Costs of Start-up Activities", which requires that all costs of start-up activities and organization costs be expensed as incurred. The Company expects that the adoption of SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, will not have a material effect on its financial statements.

Website Development
-------------------
In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Website Development Costs." EITF 00-02 states that all costs relating to software used to operate a website and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. The Company's accounting policy for internal-use software, as required by SOP 98-1, incorporated the requirements of EITF 00-02. To date, no significant costs have been incurred.

Income Taxes
------------
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002


Per Share Data
--------------
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basis per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. There are no potentially dilutive securities which would be included in computation of fully diluted earnings per share.


Note 3.  Income Taxes
---------------------

There is no provision for Federal or State Income Taxes for the three month period ended November 30, 2002 and 2001, since the Company has incurred losses from inception. Additionally, the Company has reserved fully for any potential tax benefits resulting from its carryforward operating losses. Deferred tax assets at November 30, 2002 and 2001 consist of the following:

                                            2002              2001
                                       --------------    --------------
    Net Operating loss carryforward     $    239,000      $     78,700
    Valuation allowance                     (239,000)          (78,700)
                                       --------------    --------------
                                        $         -0-     $         -0-

As of November 30, 2002, the Company has net operating loss carryfowards of approximately $597,215 which expire in various years from 2012 through 2017.


Note 4.  Common Stock
---------------------

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002


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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002


In August, 2002, the Company sold 2,000,000 shares of its common stock to two investors at a price of $.05 per share and received total proceeds of $100,000, pursuant to a Common Stock Purchase Agreement, executed effective May 15, 2002.

On October 22, 2002, the Company authorized issuance of 300,000 restricted shares of the Company's common stock, 100,000 shares to each of three directors in exchange for providing services to the Company as a member of the Board of Directors, which were valued at $700 ($0.007 per share) for each of the three directors.

On November 1, 2002, the Company authorized issuance of 399,931 restricted shares of the Company's common stock to the Company's President and 299,949 restricted shares of the Company's common stock to the Company's Chief Financial Officer and secretary. These shares will be issued in exchange for providing services as officers of the Company, which were valued at $2,666.66 and 2,000.00, respectively.


Note 5.  Related Party Transactions
-----------------------------------

The Company's Chief Executive Officer and Chief Financial Officer also hold similar positions with First Medical Resources Corporation ("FMRC"). When the Company was relocated to its new office in October, 2002, certain moving and equipment installation costs were incurred. These costs were advanced by the Company for the benefit of itself and FMRC. That portion advanced for the benefit of FMRC was repaid in full to the Company in December 2002.

Ameristar Group Incorporated ("Ameristar") is a corporation that is an affiliate of two corporate shareholders of the Company and is considered to be a related party. During the quarter ended November 30, 2002, the Company paid Ameristar consulting fees totaling $15,000.

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002


Effective August 15, 2002, the Management Services Agreement with Ameristar was terminated in accordance with a Termination Agreement executed between the Company and Ameristar on that date. As part of the Termination Agreement, the debt owed to the Company by Ameristar in the amount of $94,165 was cancelled in full payment of compensation owed to Ameristar for additional services provided to the Company.


Note 6.  Commitments and Contingencies
--------------------------------------

Effective August 14, 2002, the Company entered into an employment agreement with Mr. James D. Durham in the position as Chairman of the Board and Chief Executive Officer. The term of the agreement is for a period of two years with a base annual salary at the rate of $200,000 per annum.

On September 26, 2002, the Company entered into a sublease as successor in interest to premises at 455 Market Street, San Francisco, California. The premise includes 2,487 square feet of office space and furniture. The term of the lease is through July 31, 2004 with a monthly rental through the term of the lease of $4,559.50. The first, second, and final eight months of the lease were prepaid as an inducement to the lessee to enter into this sublease.

On October 30, 2002 the Company entered into an agreement with a consulting firm to generate a list of businesses that met the Company's acquisition criteria. The Company agreed to pay the consulting firm $14,250 for these services plus an additional $42,750 for each business identified by the consulting firm that was acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition. The Company paid $5,000 of the $14,250 liability to the consulting firm during the fiscal quarter.

On November 15, 2002, the Company entered into an agreement with a consultant to identify businesses that met the Company's acquisition criteria. The Company agreed to pay the consultant five per cent of the first $1,000,000 in the aggregate purchase price paid by the Company to the seller. This percentage declines by one per cent for each additional $1,000,000 in aggregate purchase price paid by the Company to the seller at which time the consultant is paid one per cent of the excess of $5,000,000 in aggregate purchase price. To date, no businesses identified by the consultant has resulted in a consummated acquisition. Should such a transaction occur, the consultant's fee will be paid 75% in cash less the $14,250 paid to the consulting firm previously referenced and 25% in the Company's common stock based upon the average closing price of the stock over the previous 20 days.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002


Note 7.  Concentration of Credit Risk
-------------------------------------

The Company maintains a bank account at one bank as of November 30, 2002 with a balance of $189,715 on deposit, only $100,000 of which is insured under Federal law.


Note 8.  Going Concern
----------------------

Lifen, Inc. is considered to be a development stage company. Since inception, the Company has been engaged in the development of its business plan, market research, initial website development and seeking financing in order to commence commercial operations. At November 30, 2002, the Company had incurred losses during the development stage of $597,000. Approximately $36,000 of the cumulative losses have been non-cash services in exchange for common stock in the Company. The balance of the losses, approximately $561,000, was funded by the private placements of common stock, which totaled $841,000 as of November 30, 2002.

Management recognizes the need to raise additional funds to continue its planned
operations.   Primary to the Company's solvency in the coming year is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs. Capital commitments for the next twelve months are minimal, and additional funds raised through private placements should be sufficient to meet the Company's obligations for that period and until the various planned activities are able to create significant cash flow. The Company plans to raise any necessary capital through the sale of additional equity.

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2002


Note 9.  Supplemental Disclosure to Cash Flow Statement
-------------------------------------------------------

                                                                 From Inception
                        For Quarter Ended   For Quarter Ended   Nov. 10, 1997 to
                          Nov. 30, 2002       Nov. 30, 2001       Nov. 30, 2002
                        -----------------   -----------------   ----------------
Cash paid during
   the period for:

  Interest               $             -     $             -     $            -
  Income Taxes           $             -     $             -     $            -

Non Cash Transactions:

  Common stock issued
     for consulting
     services and
     market research     $         6,767     $            36     $       37,449

Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and Management's Discussion and Analysis of Financial Conditions and Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission on November 27, 2002.

Forward-Looking Statements

Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to the Risk Factors contained in the Company's Form 10-KSB for the fiscal year ended August 31, 2002. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Change of Fiscal Year End

On October 22, 2002, the Company's Board of Directors approved a change in the Company's fiscal year end from August 31st to December 31st, as reported in Form 8-K filed on November 6, 2002. This change became effective on December 31, 2002 and this Form 10-QSB for the quarterly period ended November 30, 2002 is being filed to comply with transition reporting requirements. Additionally, the Company will file on Form 10-KSB the report covering the transition period from September 1, 2002 to December 31, 2002.

Results of Operations

The Company did not have any revenue during the three month period ended November 30, 2002, or during the comparable period for the prior year, and has not had any revenue since its inception in November 1997.

The net loss for the three month period ended November 30, 2002 was $142,046 compared to a net loss of $16,038 for the comparable period in the prior year, an increased loss of $126,008 resulting primarily from the payment of consulting fees to the Company's executives and administrative personnel as well as legal fees incurred for both general representation and assistance in various filings with the Securities and Exchange Commission.

The total cash and cash equivalents at November 30, 2002 were $189,905 compared to $440,517 at August 31, 2002, a decrease of $250,612, resulting primarily from the aforementioned payment of consulting and legal fees, prepaid rent and acquisition of business equipment.

During this quarter, the Company began implementation of its new strategic direction by opening initial discussions with several companies that meet the Company's desired acquisition criteria. Although there can be no assurances that these discussions will result in the consummation of one or more acquisitions, the Company remains confident that the strategic direction chosen remains sound. Toward this end, during the current fiscal quarter, the Company entered into two consulting agreements regarding the identification of potential acquisitions. Refer to Financial Statements, Note 6, "Commitments and Contingencies."

Company Overview

The Company was duly incorporated under the laws of the state of Delaware on November 10, 1997 as Digivision International, Ltd., and the corporation name was changed to Lifen, Inc. (the Company) on June 22, 2000. To date, the Company has had no commercial operations and has been engaged in the development of its business plan, initial market research activities, initial web site development, and seeking initial funding in order to commence commercial operations.

Plan of Operation

The Company's success in achieving profitability will depend on its ability to consummate acquisitions of healthcare companies. During the implementation of its business plan, the Company will be subject to all of the risks inherent in an emerging business, including the need to provide reliable and effective products and services, to develop marketing expertise, and to generate sales. In the event that the Company's projected market does not develop as anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

During the next twelve months, the Company intends to perform the activities required to establish its business operations. In executing its current plans, the Company's objectives will include the following:

  .  Find healthcare companies to acquire and consummate acquisitions
  .  Raise necessary funding for its business operations
  .  Develop brand awareness
  .  Build an operations structure to support the business
  . Develop management information systems and technology to support operations . Attract and retain qualified personnel

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

Related Party Transaction

The Company's Chief Executive Officer and Chief Financial Officer also hold similar positions with First Medical Resources Corporation ("FMRC"). The Company advanced certain moving and equipment installation costs for the benefit of itself and FMRC. That portion advanced for the benefit of FMRC was repaid in full to the Company in December, 2002. (See Note 5 to Financial Statements, Related Party Transactions.)

During the quarter ended November 30, 2002, the Company paid consulting fees totaling $15,000 to Ameristar Group Incorporated ("Ameristar"). Ameristar is an affiliate of Remsen Group, Ltd. and Wilmont Holding Corp., two corporate shareholders of the Company. (See Note 5 to Financial Statements, Related Party Transactions.)

Liquidity and Capital Resources

At November 30, 2002, the Company had cash totaling $189,905. There is no assurance that the Company will be able to raise the amount of capital required to meet its working capital needs.


Item 3.  Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         There is no material litigation currently pending against us.


Item 2.  Change in Securities

         (c) At the Company's Board Meeting on October 22, 2002, the issuance of 100,000 shares of common stock was authorized to each of the Company's three Directors, valued at $.007 per share and vesting over a three year period, with a vesting start date of October 22, 2002. The Board also authorized the issuance of 399,931 and 299,949 shares of common stock to the Company's President and Chief Financial Officer, respectively. Said shares were valued at $2,666.66 and $2,000.00 respectively and vest over a four year period with a vesting start date of November 1, 2002. All of the total of 999,880 shares are restricted and were issued in exchange for providing services to the Company. (Refer to Form 10-KSB for the fiscal year ended August 31, 2002, PART II, "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.")


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         There have been no matters submitted to a vote of security holders during the period from September 1, 2002 to November 30, 2002 through the solicitation of proxies or otherwise.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports of Form 8-K


        (a) Exhibits

        Exhibit No.    Description

        99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

        99.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer


        (b) Reports on Form 8-K

        As previously reported in Registrant's Form 10-KSB for the fiscal year ended August 31, 2002, Registrant filed Form 8-K on November 6, 2002 regarding the change of its fiscal year end from August 31st to December 31st, such change to take effect on December 31, 2002. This change was approved by the Board of Directors on October 22, 2002 and Registrant will file on Form 10-KSB the report covering the transition period from September 1, 2002 to December 31, 2002.


                                  SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: January 14, 2003           By:  /s/ James D. Durham
                                    -------------------------------------------
                                          James D. Durham
                                          Chief Executive Officer


Date: January 14, 2003           By:  /s/ Lawrence M. Davis
                                    -------------------------------------------
                                          Lawrence M. Davis
                                          Chief Financial Officer

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
             UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James D. Durham, Chief Executive Officer and Chairman of Board of the Registrant, Lifen, Inc., certify that:

        1.  I have reviewed this quarterly report on Form 10-QSB of Lifen, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

        4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

        5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003           By:  /s/ James D. Durham
                                    -------------------------------------------
                                          James D. Durham
                                          Chief Executive Officer

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
             UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Lawrence M. Davis, Chief Financial Officer and Secretary of the Registrant, Lifen, Inc., certify that:

        1.  I have reviewed this quarterly report on Form 10-QSB of Lifen, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

        4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

        5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003           By:  /s/ Lawrence M. Davis
                                    -------------------------------------------
                                          Lawrence M. Davis
                                          Chief Financial Officer