Form 10KSB
period 2002-12-31
LIFEN INC
filed 2003-03-11
CIK 1073857

----------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[ ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from September 1, 2002 to December 31, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [X]

Registrant had no revenues during its most current fiscal year.

Indicate the number of shares outstanding of each of issuer's classes of Common Stock, as of the latest practicable date. At February 28, 2003, 10,998,166 shares of Common Stock, $.0001 par value, were outstanding.

The aggregate market value of the voting stock held by non-affiliates of Registrant on February 28, 2003 was $29,628,343.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

----------------------------------------------------------------------------

                                  FORM 10-KSB
                               December 31,2002
                                  LIFEN, INC.

                              TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS                                                 1

PART I

        ITEM 1.     Description of Business                                1
        ITEM 2.     Description of Property                                10
        ITEM 3.     Legal Proceedings                                      10
        ITEM 4.     Submission of Matters to a Vote of Security Holders    11

PART II

        ITEM 5.     Market for Registrant's Common Equity and
                    Related Stockholder Matters                            11
        ITEM 6.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          12
        ITEM 7.     Financial Statements                                   15
        ITEM 8.     Changes in and Disagreements with Accountants          15

PART III

        ITEM 9.     Directors, Executive Officers, Promoters and
                    Control Persons                                        15
        ITEM 10.    Executive Compensation                                 20
        ITEM 11.    Security Ownership of Certain Beneficial
                    Owners and Management                                  21
        ITEM 12.    Certain Relationships and Related Transactions         23
        ITEM 13.    Controls and Procedures                                24
        ITEM 14.    Exhibits and Reports on Form 8-K                       26

PART F/S

        Financial Statements                                      F-1 to F-15
        Signatures                                                         27
        Certifications                                                     28
        Exhibits

                          FORWARD LOOKING STATEMENTS

     Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based upon information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A)  Corporate History

     The Company was incorporated under the laws of the state of Delaware on November 10, 1997. The Company continues to be a development stage company with no present commercial operations. In early 1999, the Company began development of a conceptual plan for a health and wellness related business, which has been further defined and expanded as discussed below. In 2002, the Company's business plan was extended to include the acquisition of specialized private companies in the healthcare services field that provide temporary healthcare professionals. These private companies, because of their smaller size, find it difficult to compete for limited funding, public exposure, and technology that can only be provided by critical mass.

     During the period covered by this Report, the Company began implementation of its new strategic direction by opening initial discussions with several companies that meet the Company's desired acquisition criteria. Although there can be no assurances that these discussions will result in the consummation of one or more acquisitions, the Company remains confident that the strategic direction chosen remains sound. Toward this end, during the current reporting period, the Company entered into two consulting agreements regarding the identification of potential acquisitions. The Company entered into two additional consulting agreements on January 2 and January 22, 2003 for further identification of potential acquisitions.
Refer to Financial Statements, Note 6, "Commitments and Contingencies."

(B)  Business of Registrant

I.  Overview of Acquisition of Temporary Healthcare Professional
    Staffing Companies

     The Company's objective is to capitalize on an opportunity that currently exists in the healthcare industry by targeting the critical nursing shortage issue. There are many small companies that are addressing the rapidly expanding needs of the healthcare industry. Unfortunately, due to their relatively small capitalization, they are unable to maximize their potential, obtain outside capital or expand. By consolidating well-run small private companies into a larger public entity, the Company intends to facilitate access to capital, the acquisition of technology, and expanded distribution that, in turn, drive internal growth. There are a number of reasons why the Company has selected this focus:

     . GROWTH - The $1.5 trillion healthcare industry shows no sign of slowing its growth, and the aging baby boomers will likely provide further fuel to escalating costs. The Centers for Medicare and Medicaid Services project that healthcare expenditures will grow at an annual rate of 7.1% for the next eight years.

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

III.  Wellness Division

     The wellness industry is fragmented and encompasses a broad range of businesses that are focused on areas such as health, fitness, nutrition, and beauty. The industry includes medical practitioners and facilities, wellness centers, health and fitness clubs, spas, and manufacturers of traditional and alternative medical, nutritional and beauty related products.

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

     The Company intends to develop relationships with established wellness providers who will provide their users easy access to the information and services offered on the Company's website. These relationships will provide the opportunity for broad exposure of the Company's brand, direct traffic to the Company's website, and permit the company to acquire and distribute related local content.

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

     Members of Management are Working with Other Companies. As discussed herein, all members of the Company's senior management team have other business interests that will require a portion of their time and efforts. Although management believes that it will be able to devote such time as is necessary for the proper management of the Company's business, it is possible that their obligations to these other business interests may interfere with or distract from the full performance of their duties as management of the Company. Management is committed to devoting substantially all of their time to the Company's business at such time, if any, that the Company consummates its first acquisition, at which time they anticipate hiring other members of the management team. There can be no assurance that these assumptions will prove accurate or that suitable personnel will be available to the Company on acceptable terms.

     Another Company with which certain Members of Management Are Involved Also Seeks to make Acquisitions of Companies. The Company's CEO and CFO/ Secretary also hold similar positions in First Medical Resources Corp ("FMRC"). The current plans of FMRC involve the search for companies in distinct healthcare markets that are not competitive with the acquisitions planned by the Company. The Company is focused on making acquisitions on the provider side of the healthcare market while FMRC seeks to make acquisitions of companies on the payor side. As such, management does not believe that any conflict will arise in the foreseeable future. However, it is possible that the business direction of either the Company or FRMC could change in the future and that certain opportunities may be found by officers of the Company that would be appropriate for both companies. In such event, a potential conflict could arise with respect to which company the opportunity is presented first. Because of the potential for conflict, the Company's management believes it is unlikely that the Company will ever pursue opportunities to acquire payor side companies.

     Company Growth is Dependent on the Successful Implementation of the Company's Business Plan. It is currently anticipated that the Company's future growth will result from the development of its planned operations, the completion of acquisitions and their subsequent integration into the Company's business, the development of brand awareness, the ability to develop strategic relationships, the ability to respond effectively to competition, the development and upgrading of its future technology, the ability to attract and retain qualified personnel and the ability to obtain necessary financing on acceptable terms. Additionally, as the Company implements its business plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such plan.

     The Company's Financial Statements Contain a "Going Concern Qualification". The Company may not be able to operate as a going concern. The independent auditor's report accompanying the Company's financial statements contains an explanation that the Company's financial statements have been prepared assuming that the Company will continue as a going concern. Note 6 to these financial statements indicates that the Company is in the development stage and needs additional funds to implement its plan of operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's audit report and financial statements are included herein as "PART F/S".

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

     Growth of the Temporary Healthcare Professional Staffing Business is Dependent on the Successful Completion of Acquisitions. It is currently anticipated that growth of the temporary healthcare professional staffing business will result from acquisitions. The Company's acquisition plan depends on its ability to identify suitable candidates, effectively integrate acquired companies into its organization, retain personnel and customers in the acquired companies, and obtain necessary financing on acceptable terms. While the Company is in discussions with acquisition candidates, there can be no assurance that any acquisition will be consummated, that the operations, personnel or customers of any acquired company will be successfully integrated with those of the Company or that any organization will be profitable for the Company.

     Risk Associated with Acquisitions. Any acquisition is accompanied by risks which include difficulty assimilating the operations and personnel of acquired businesses, maximizing the financial and strategic position of the Company through the successful incorporation and integration of acquired personnel and customers, maintaining uniform standards and preventing the impairment of relationships with employees and customers. Additionally, as the Company implements its business plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such acquisition plan.

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

     Possible Adverse Effect of Government Regulations and Future Regulatory Changes Regarding Healthcare. Although the Company's planned operations are currently not subject to any regulations governing the acquisition of healthcare companies, it is possible that, in the future, such regulations may be legislated. Although it is difficult to predict the extent of any such future regulations, it is possible that future or unforeseen changes may have an adverse impact upon the Company's ability to continue or expand its operations as presently planned.

     No Dividends. The Company has not paid any dividends to date nor, by reason of its present financial status and contemplated financial requirements, does it anticipate paying any dividends in the foreseeable future.

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

     Liability For Information Services. Because content made available by third parties for the Company's Wellness Division website may be subsequently distributed to others, there is a potential that claims will arise against the Company for defamation, negligence or personal injury, or based on other theories due to the nature of such content. In addition, the Company could be exposed to liability with respect to the content and materials that may be posted by users in services offered by the Company. Although the Company intends to carry general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to fully indemnify the Company. Any successful imposition of liability could have a material adverse effect on the Company's business, results of operations and financial condition.

     Limited Public Market For Common Stock. The Company has received approval to list its common stock on the OTC Bulletin Board and trading of shares began on February 24, 2003. There currently is a very limited public market for the Company's common stock and no assurance can be given that a large public market will develop in the future. The Company's common stock may be thinly traded, if at all, even if the Company achieves full operation and has significant revenues.

     Risks of Low-Priced Stocks And Possible Effect of "Penny Stock" Rules on Liquidity. The Company's stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company's common stock, and therefore, may adversely affect the ability of the Company's stockholders to sell common stock in the public market.

     Shares Eligible for Future Sale. A total of 10,998,166 shares of common stock are issued and outstanding as of the date of this Report, of which in excess of 7,724,766 shares thereof are "restricted securities" as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of the Company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the Company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the Company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. Sales under Rule 144 may have a depressive effect on the market price of the Company's common stock, should a public market develop or continue for the Company's common stock.

     Shares Eligible for Purchase. Subject to the terms and conditions of a Common Stock Purchase Agreement dated May 15, 2002 with James Durham and Malahide Investments, two of the Company's current stockholders, during the one year period beginning on the closing date of the Company's first acquisition, each party to the Agreement has the right to purchase at a purchase price of $0.0001 per share, up to a number of additional shares of common stock equal to twenty-five (25%) of the aggregate number of additional shares of common stock and other securities convertible into common stock issued in connection with any Acquisition (as defined in the agreement). In the event that the Company consummates an Acquisition, and the company issues additional shares of common stock, pursuant to the Agreement, such issuances may cause substantial dilution to the Company's stockholders and may have a depressive effect on the market price of the Company's securities, should a public market develop or continue for the company's shares of common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is located at 455 Market Street, Suite 1220, San Francisco, California 94105, which office was acquired in September, 2002. Its telephone number is (415) 543-1535. The Company's offices consist of a sublease dated September 26, 2002, for 2,487 square feet of office space from City National Bank. The term of the sublease is from October 30, 2002 until July 31, 2004. The monthly rent is $4,559.50 and the Company paid the sum of $45,595 as the advance rent payment for ten prepaid months and the additional sum of $9,119 as a security deposit.

     The Company currently has no material assets, and the Company does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company, nor any of its officers or directors, is a defendant in any litigation except as noted in the next paragraph. To the knowledge of management, there is no litigation currently pending or contemplated against the Company or any of its officers or directors in their capacity as such.

     Mr. James D. Durham, Chairman and CEO of the Company, previously served as Chairman and Chief Executive Officer of QuadraMed Corporation until June 12, 2000 and continued as a Director of QuadraMed until July 31, 2001. Following a restatement of its financial statements by QuadraMed in October 2002, several holders of the common stock of QuadraMed purporting to represent a class of similarly aggrieved stockholders filed lawsuits against QuadraMed and certain directors and senior officers. These suits allege that during the period from April 19, 1999 to October 16, 2002 QuadraMed and certain officers and directors violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder by the Securities and Exchange Commission including Rule 10b-5. Of four such complaints filed, one names Mr. James D. Durham as a defendant. These actions are only at a preliminary stage and no answers have been interposed by any party thereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders during the period from September 1, 2002 to December 31, 2002 through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The Company has received approval to list its common stock on the OTC Bulletin Board, and trading of such shares began on February 24, 2003. There currently is a very limited public market for the Company's common stock and no assurance can be given that a large public market will develop
in the future.   The Company's common stock may be thinly traded, if traded at all, even if the Company achieves full operation and has significant revenue.

     As of the date of this report, there were 72 record holders of the Company's common stock

     The Company has no outstanding options or warrants to purchase, or securities convertible into, shares of the Company's common stock. On December 31, 2002, there were 10,998,166 shares issued and outstanding, and as of the date of this Report, 7,724,766 shares of the Company's common stock that may be eligible for future sale by shareholders pursuant to Rule 144 under the Securities Act (See "RISK FACTORS, Shares Eligible for Future Sale"). There are no shares of the Company's common stock that are currently being publicly offered, or proposed to be publicly offered.

     Subject to the terms and conditions of a Common Stock Purchase Agreement, executed effective May 15, 2002, two of the Company's stockholders, James Durham and Malahide Investments, during the one year period beginning on the closing date of the Company's first acquisition, have the right to purchase at a purchase price of $0.0001 per share, a number of additional shares of common stock equal to twenty-five percent (25%) of the aggregate number of additional shares of common stock and other securities convertible into common stock issued in connection with any Acquisition (as defined in the Agreement). Refer to Form 8-K dated August 21, 2002, which is incorporated herein by reference.

     Subsequent to the period covered by this Report, on March 5, 2003 the Company executed a Promissory Note in favor of one of its shareholders, Gable International Holdings, Ltd., in the principal amount of $100,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum, and matures on June 13, 2003, at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default. The Company paid another shareholder, Atlantic International Capital Holdings, $5,000 as a transaction fee for securing this loan.

     The Company has not paid any cash dividends since its inception and does not anticipate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

     The following transactions describe the sale of unregistered securities by the Company during the four-month transition period ended December 31, 2002. All of the shares were sold privately by the Company and not offered to the public, and were not registered under the Securities Act of 1933 (the "Act"), as amended, in reliance on the exemption provided by Section 4(2) of the Act. All shares listed below were sold as restricted shares.

     At the Company's Board Meeting on October 22, 2002, the Board approved the issuance of 100,000 shares of the Company's common stock to each of the directors of the Company: Robert Kenneth, Joseph M. De Luca and Robert P. Oliver. Said shares were valued at $.007 per share, vest over a three year period with a vesting start date of October 22, 2002, and were issued in exchange for services previously provided to the Company. All of the 300,000 shares were issued as restricted securities, and the certificates bear the customary restrictive legend under Rule 144 of the Act. The issuance of such shares of common stock was not approved by the Company's stockholders.

     Also, at the Board Meeting on October 22, 2002, the Board approved the issuance of 399,931 and 299,949 shares of common stock to Pamela Atherton, President, and Lawrence M. Davis, Chief Financial Officer and Secretary, respectively. Said shares were valued $0.0067 per share, vest over a four year period with a vesting start date of November 1, 2002 and were issued in exchange for services previously provided to the Company. The total of these 699,880 shares were issued as restricted, and the certificates will bear the customary restrictive legend under Rule 144 of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included in this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-KSB for the Company's former fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission on November 27, 2002.

Change of Fiscal Year End

     On October 22, 2002, the Company's Board of Directors approved a change in the Company's fiscal year end from August 31st to December 31st, as reported in Form 8-K filed on November 6, 2002. This change became effective on December 31, 2002 and this Form 10-KSB for the four-month period, from September 1, 2002 to December 31, 2002, is being filed to comply with transition reporting requirements.

Results of Operations

     The Company did not have any revenue during the four-month period ended December 31, 2002, or during the comparable period for the prior year, and has not had any revenue since its inception in November 1997.

     For the four-month period ended December 31, 2002 and 2001, the total loss for the Company was $207,178 and $21,580, respectively. From inception, November 10, 1997, through December 31, 2002, the total loss was $662,347. These losses resulted from the Company's start-up expenses, business plan development, initial market research activities, and initial website development, and were funded by the private placement sale of shares of Common Stock. No assurance can be made that the Company will be able to raise additional funds through the private placement sale of its securities.

     The audit report accompanying the Company's financial statements for the four-month period ended December 31, 2002 and 2001 contains a going concern qualification because the Company is in the development stage and needs additional capital to begin commercial operations. Refer to "RISK FACTORS" and the audit report and financial statements contained in "PART F/S".

     For the four-month period ended December 31, 2002, the total loss for the Company was $207,178 compared to a loss of $21,580 for the comparable prior fiscal year period ended December 31, 2001, an increased loss of $185,598. This increased loss resulted from increased consulting expenses of $124,420, which are primarily attributable to the cost of hiring a Chief Executive Officer and Chief Financial Officer. Professional fees increased by $29,715 in the four-month period ended December 31, 2002, primarily as a result of increased legal fees incurred for enhanced corporate governance commensurate with more stringent external reporting requirements for public companies. Administrative expenses increased by $9,703 as the Company relocated to new offices and incurred the expense of computers, telephone systems, and other related expenses. Market research expense increased $17,852 as the Company engaged the services of several consulting firms to identify the names of businesses that met the Company's target acquisition criteria.

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

Liquidity and Capital Resources

     At December 31, 2002, the Company had cash totaling $125,462. The Company's management is engaged in raising additional capital to execute its business plan. There can be no assurance that the Company will be able to raise the amount of capital required to meet its objectives.

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

     .     Develop brand awareness

     .     Build an operations structure to support the business

     . Develop management information systems and technology to support operations

     .     Attract and retain qualified personnel

     According to the Company's estimates, between $1,000,000 and $3,000,000 will be needed through the twelve months ending December 31, 2003 to establish these business operations, not including revenues from operations, which are not expected to materialize in significant amounts until the second or third calendar quarters of 2003 at the earliest. As a result, the Company's ability to remain solvent in the coming year will primarily depend on its ability to raise additional equity capital.

     Capital commitments for the next twelve months are minimal, and the Company believes that additional funds raised through various equity offerings should be sufficient to meet the Company's obligations for that period and until the various planned activities described herein are able to create significant cash flow. The Company has received an audit opinion which includes a "going concern" risk. The Company is aware of this risk and plans to raise any necessary capital through the sale of additional equity. If additional capital is not readily available, the Company will be forced to scale back its development activities until its income will exceed its expenses. Although this will slow the Company's development, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.

     The Company plans to perform market research and development during the next twelve months regarding such considerations as additional definition of services to be offered, and pricing of services. The Company's planned business does not require the purchase of plants, factories, extensive capital equipment, or inventory.

     The Company has no employees as of the date of this Report. The Company intends to hire employees during the next twelve months as its business plan is executed, which will be dependent on the Company's ability to raise the required funds. In the interim, the Company will rely on its management to perform the activities required for preliminary business development. The failure to attract and retain the required personnel would have a material adverse effect on the Company's business and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

     Audited financial statements for the four-month transition period ended December 31, 2002 and 2001 are submitted herein as PART F/S on Pages F-1 to F-15.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                                  PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                Age    Position

James D. Durham      55    Chief Executive Officer and Chairman of the Board
Pamela G. Atherton   53    President
Lawrence M. Davis    54    Chief Financial Officer and Secretary
Robert J. Kenneth    66    Director
Robert P. Oliver     75    Director
Joseph M. De Luca    46    Director

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

     Ms. Atherton has over 25 years experience in the healthcare industry. Her career includes time as a corporate executive with a large national HMO, as well as ten years as Chairman and CEO of two healthcare services organizations. Ms. Atherton began her career at Humana, Inc., where she served from 1982 to 1992. She held numerous field and corporate positions and was the corporate director of Nursing/Allied Heath Recruitment and Retention from 1988 to 1992. In that role, she led the nursing and allied health recruitment for hospitals nationwide. Her creative solutions to recruitment and retention were featured in Modern Healthcare and numerous other trade publications. From 1992 to 1997, Ms. Atherton served as Chief Executive Officer of Resource Factor, a privately held female business enterprise that she founded, which specialized in per diem and mobile nurse/ allied health staffing. After securing venture capital, the company expanded into two additional satellite offices. Ms. Atherton led the sale of those businesses in 1997. From 1996 to 2000, Ms. Atherton served as Chairman and Chief Executive Officer of Aperture Credentialing, Inc., a company she founded which provides data management of physician information for provider credentialing. The company also provided nurses nationwide, to perform physician office site visits and HEDIS data collection. Since 2000, Ms. Atherton has continued to serve as Vice Chairman of Aperture's Board of Directors. Since 2001, Ms. Atherton has led the commercial division of Appriss, Inc., a pioneering voice application service provider. Her division specializes in providing innovative voice solutions for the healthcare industry. These applications assist the industry in enabling access to mission critical information over the telephone using human speech. Ms. Atherton formed Crois, Inc., in 2000 as a consulting company specializing in healthcare services and staffing. She has served as a consultant to the company.

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

Subsequently, he served as co-managing partner for Anne Klein & Co. where he launched the Anne Klein retail operation. Mr. Oliver has also served in a variety of management positions in computer service and software, automotive manufacturing and distribution, publishing, international pipeline construction, and real estate development. Mr. Oliver has served as a member of the Board of Directors of a number of manufacturing, software and service companies and presently is a board member of AMCAL, Inc., Calpine Containers, Inc., North American Imports, Inc., and, ex officio, Willitts Designs International, Inc.

     Mr. Oliver is a graduate of the U.S. Naval Academy and served five years as a surface and submarine naval officer. He has been a long-time member of the Young Presidents Organization and its graduate group, World Presidents Organization, and has been a guest lecturer to several graduate schools of business.

Joseph M. De Luca, Director

     Mr. De Luca has provided consulting services in addition to serving in line, interim or turnaround management positions in the healthcare industry for over 22 years. His experience includes healthcare information technology suppliers, healthcare delivery systems, academic medical centers, payor and physician organizations. His clients include the nation's largest investor owned financially integrated delivery system, the nation's largest non-profit financially integrated delivery system, and the nation's largest delegated risk physician organization. His professional continuum also includes futurist, research and publication activities. In 1996, Mr. De Luca co-founded Healthcare Investment Visions LLC, a research, business development and management consultancy located in the San Francisco Bay Area. The firm is committed to providing objective, visionary services within the context of current healthcare information and medical technology trends, adoption and market conditions. Between 1985 and 1995, Mr. De Luca was the founder and President of JDA, a consulting firm providing information systems strategy, vendor selection, development, implementation and management services to healthcare provider organizations. In 1995, JDA was acquired by Science Applications International Corporation. Between 1984 and 1985, Mr. De Luca served as a senior manager with Computer Synergy Inc., a public company who developed hospital information systems. His duties included corporate strategy development, sales and marketing support, financial systems product management, and operational finance. Between
1980 and 1984, Mr. De Luca was a manager with the Management Information Consulting Division of Arthur Andersen (now Accenture), responsible for healthcare information systems consulting services to provider and payor organizations. Mr. De Luca is a fellow of the American College of Healthcare Executives ("ACHE"), and was recently awarded the ACHE
Regent's Senior Leadership Award for service to the community. Mr. DeLuca is a frequent speaker at high-profile regional and national conferences, a lecturer for university programs, and is the author of numerous manuscripts and books.

     Mr. De Luca holds a Master Degree of Arts-Health Services
Administration from the University of Wisconsin, Madison, and graduated from Lawrence University, Appleton, Wisconsin with a Bachelors Degree in Biology, with high honors.

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the directors and officers of the Company and any person who owns ten percent or more of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the SEC on Forms 3, 4, and 5. Such reporting persons are also required by SEC regulations to furnish the Company wih copies of all such reports that they file in accordance with Section 16(a).

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and representations made to the Company, no other reports were required, during and with respect to the transitional period ended December 31, 2002 and all reporting persons have timely complied with all filing requirements applicable to such persons.

Conflict of Interest

     As discussed herein, all members of the Company's senior management team have other business interests that will require a portion of their time and efforts. Although management believes that it will be able to devote such time as is necessary for the proper management of the Company's business, it is possible that their obligations to these other business interests may interfere with or distract from the full performance of their duties as management of the Company. Management is committed to devoting substantially all of their time to the Company's business at such time, if any, that the Company consummates its first acquisition, at which time they anticipate hiring other members of the management team. There can be no assurance that these assumptions will prove accurate or that suitable personnel will be available to the Company on acceptable terms.

     The Company's CEO and CFO/Secretary also hold similar positions in First Medical Resources Corp ("FMRC"). The current plans of FMRC involve the search for companies in distinct healthcare markets that are not competitive with the acquisitions planned by the Company. The Company is focused on making acquisitions on the provider side of the healthcare market while FMRC seeks to make acquisitions of companies on the payor side. As such, management does not believe that any conflict will arise in the foreseeable future. However, it is possible that the business direction of either the Company or FRMC could change in the future and that certain opportunities may be found by officers of the Company that would be appropriate for both companies. In such event, a potential conflict could arise with respect to which company the opportunity is presented first. Because of the potential for conflict, the Company's management believes it is unlikely that the Company will ever pursue opportunities to acquire payor side companies.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company paid consulting fees of $66,667 to its Chairman of the Board/CEO and $18,350 to its CFO/Secretary during the four-month period ended December 31, 2002. The Company's President has not received any compensation as of the date of this Report, and will not receive any compensation until an acquisition has been consummated by the Company.

     On August 14, 2002, the Company entered into an Employment Agreement for period of two years with its Chairman and CEO, which provides for a base salary of $200,000 per year. From this date until such date as additional funding may be obtained, the Chairman/CEO will be compensated as an independent consultant at a rate of $8,333.33 payable semi-monthly.

     At the Company's Board Meeting on October 22, 2002, the Board approved the issuance of 100,000 restricted shares of common stock to each of the Company's three Directors in consideration for services previously provided and 399,931 and 299,949 restricted shares of common stock to the Company's President and CFO/Secretary, respectively, in consideration for services previously provided. The issuance of such shares of Common Stock was not approved by the Company's Stockholders. Refer to "Part II, Item 5, Market for Registrant's Common Equity and Related Stockholder Matters."

     There are no other written agreements between the Company and any other of its Officers and Directors, and there are no agreements with Directors for the payment of Directors fees. The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its Directors, Officers or employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     At the Company's Board Meeting on October 22, 2002, the Board approved the issuance of 100,000 restricted shares of common stock to each of the Company's three Directors in consideration for services previously provided and 399,931 and 299,949 restricted shares of Common Stock to the Company's President and CFO/Secretary, respectively, in consideration for services previously provided. The issuance of such shares of common stock was not approved by the Company's stockholders. Refer to "Part II, Item 5, Market for Registrant's Common Equity and Related Stockholder Matters."

     The following table sets forth, as of December 31, 2002, the end of the Company's fiscal year, information with respect to; (1) any person known by the Company to own beneficially more than five (5%) percent of the Company's common stock, based on 10,998,166 shares issued and outstanding as of the end of December 31, 2002, (2) common stock owned beneficially by each Officer or Director of the Company, and (3) the total of the Company's common stock owned beneficially, directly or indirectly, by the Company's Officers and Directors.

                                                  Number of      Percent of
Name and Address of Beneficial Owner (1)      Shares Owned (2)     Class
-------------------------------------------   ----------------   ----------

James D. Durham and
Sandra J. Durham, JTWROS (2)(4)*                    980,000         9.81 %
455 Market Street, Suite 1220
San Francisco, CA 94105

Paine Weber,
Custodian for the IRA FBO James Durham (2)(5)*       40,000         0.36 %
455 Market Street, Suite 1220
San Francisco, CA 94105

Malahide Investments (6)                            980,000         8.91 %
P.O. Box 170, Churchill Building
Grand Turk
Turks & Caicos Islands

Robert Gordon                                       760,000         6.91 %
444 Madison Avenue, Ste. 2904
New York, NY 10022

Parthian Securities                                 704,286         6.40 %
36 Boulevard Helvetique
1207 Geneva, Switzerland

John Messina (7)                                    616,000         5.60 %
11 Wyman Street
Rye Brook, NY 10573

Pamela Atherton (2)(8)*                             399,931         3.64 %
455 Market Street, Suite 1220
San Francisco, CA 94105

Lawrence M. Davis (2)(8)*                           299,949         2.73 %
455 Market Street, Suite 1220
San Francisco, CA 94105

Robert J. Kenneth (2)(9)*                           100,000         0.91 %
455 Market Street, Suite 1220
San Francisco, CA 94105

Robert P. Oliver (2)(9)*                            100,000         0.91 %
455 Market Street, Suite 1220
San Francisco, CA 94105

Joseph M. DeLuca (2)(9)*                            100,000         0.91 %
455 Market Street, Suite 1220
San Francisco, CA 94105

Officers and Directors as a group (6 persons)(3)  2,019,880        18.37 %

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

(7)	John Messina is the brother of Joseph J. Messina, sole Officer and
      Director of Wilmont Holdings Corp., a corporate shareholder of the Company. John Messina does not have voting or dispositive control over the shares held by Wilmont Holdings Corp.
(8) Shares vest over a four year period, with a vesting start date of November 1, 2002. Refer to PART II, Item 5, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."
(9) Shares vest over a three year period, with a vesting start date of October 22, 2002. Refer to PART II, Item 5, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     During the four-month period ended December 31, 2002, the Company paid consulting fees totaling $20,000 to Ameristar Group Incorporated
("Ameristar"). Ameristar is an affiliate of Remsen Group, Ltd. and Wilmont Holdings Corp., two corporate shareholders of the Company. (See Note 5 to Financial Statements, Related Party Transactions.)

     On October 30, 2002 the Company entered into an agreement with a consulting firm to generate a list of businesses that met the Company's acquisition criteria. The Company agreed to pay the consulting firm $14,250 for these services plus an additional $42,750 for each business identified by the consulting firm that was acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition. The Company paid $5,000 of the $14,250 liability to the consulting firm during the fiscal quarter ended November 30, 2002.

     On November 15, 2002, the Company entered into an agreement with a consultant to identify businesses that met the Company's acquisition criteria. The Company agreed to pay the consultant five per cent of the first $1,000,000 in the aggregate purchase price paid by the Company to the seller. This percentage declines by one per cent for each additional $1,000,000 in aggregate purchase price paid by the Company to the seller at which time the consultant is paid one per cent of the excess of $5,000,000 in aggregate purchase price. To date, no businesses identified by the consultant have resulted in a consummated acquisition, and this agreement was terminated effective February 25, 2003. Should such a transaction occur with a company identified by the consultant during the period of time that this agreement was in effect, the consultant's fee will be paid 75% in cash less the $14,250 paid to the consulting firm previously referenced and 25% in the Company's common stock based upon the average closing price of the stock over the previous 20 days prior to the date of consummation.

     Subsequent to the period covered by this Report, on January 2, 2003, the Company entered into an Agreement with Health Care Investment Visions, LLC ("HCIV"). Under the terms of this Agreement, HCIV will provide non-exclusive advisory services to the Company related to identifying and evaluating potential acquisition candidates. The Company agreed to pay HCIV seven (7%) percent of the first $1,000,000 of the aggregate purchase price paid by the Company to the seller. This percentage declines by one percent for each additional $1,000,000 in aggregate purchase price paid by the Company to the seller at which time HCIV is paid one (1%) percent of any amount in excess of $5,000,000 in aggregate purchase price. Should such a transaction occur, HCIV's fee will be paid with the Company's common stock based upon the average closing price of the stock over the previous 20 days. To date, no business identified by HCIV has resulted in a consummated acquisition. Mr. Joseph M. DeLuca, Chief Executive Officer of HCIV, is also a Director of the Company and a member of its audit committee.

     Also, subsequent to the period covered by this Report, on January 22, 2003 the Company entered into an agreement with a consulting firm to generate a list of businesses headquartered in Florida that met the Company's acquisition criteria. The Company agreed to pay the consulting firm $7,500 for these services plus an additional $22,500 for each business identified by the consulting firm that was acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition, and no portion of the fee has been paid.

     Subsequent to the period covered by this Report, on March 5, 2003 the Company executed a Promissory Note in favor of one of its shareholders, Gable International Holdings, Ltd., in the principal amount of $100,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum, and matures on June 13, 2003, at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default. The Company paid another shareholder, Atlantic International Capital Holdings, $5,000 as a transaction fee for securing this loan.


ITEM 13.  EXHIBITS, LISTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.  The following documents are filed in PART F/S, as a part of this report on pages F-1 to F-13:

       Auditors Report of Sanford Feibusch, C.P.A., P.C. Dated February 5,
       2003;

       Balance Sheet as of December 31, 2002;

       Statement of Operations and Consolidated Statement of Operations for the Four-Month Transition Period Ended December 31, 2002 and 2001, and from Inception, November 10, 1997 to December 31, 2002;

       Statement of Stockholders' Equity and Consolidated Statement of Stockholders' Equity for the Four-Month Transition Period Ended December 31, 2002 and 2001, and from Inception, November 10, 1997 to December 31, 2002;

       Statement of Cash Flow and Consolidated Statement of Cash Flows for the Four-Month Transition Period Ended December 31, 2002 and 2001, and from Inception, November 10, 1997 to December 31, 2002;

 	 Notes to Financial Statements.

       2.  Financial Statement Schedules - None.

       All applicable information is contained in the financial statements or notes thereto.

       3.  Exhibits and Material Contracts.

       Exhibits required to be filed are listed below and except where incorporated by reference, immediately follow the Financial Statements.

       Exhibit
       Number    Description

       3.1 Restated Certificate of Incorporation is incorporated herein by reference from the exhibit with the same number to our current report on Form 8-K filed with the Commission on August 21, 2002.
       3.2 Restated Bylaws are incorporated herein by reference from the exhibit with the same number to our current report on Form 8-K filed with the Commission on August 21, 2002.
       10.1 Restricted Stock Issuance Agreement with Pamela Atherton, President, dated November 1, 2002.
       10.2      Restricted Stock Issuance Agreement with
                 Lawrence M. Davis, Chief Financial Officer and Secretary, dated November 1, 2002.
       10.3 Restricted Stock Issuance Agreement with Robert J. Kenneth, Director, dated October 22, 2002.
       10.4      Restricted Stock Issuance Agreement with Robert
                 P. Oliver, Director, dated October 22, 2002.
       10.5      Restricted Stock Issuance Agreement with Joseph
                 M. DeLuca, Director, dated October 22, 2002.
       10.6      Common Stock Purchase Agreement dated May 15,
                 2002 is incorporated herein by reference from Exhibit Number 10.1 to our current report on Form
                 8-K filed with the Commission on August 21, 2002.
       10.7      Agreement with L.E.K. Consulting LLC dated
                 October 30, 2002 for consulting services regarding identification of acquisition candidates.
       10.8      Agreement with Jeffrey W. Rose dated November
                 15, 2002 for consulting services regarding identification of acquisition candidates.
       10.9 Agreement with Health Care Investment Visions, LLC dated January 2, 2003 for consulting services regarding identification of acquisition candidates.
       10.10     Agreement with L.E.K. Consulting, LLC dated
                 January 22, 2003 for consulting services regarding identification of acquisition candidates in Florida.

       10.11 Promissory Note with Gable International Holdings, Ltd. dated March 5, 2003.

(b)    Reports on Form 8

       Form 8-K filed on November 6, 2002 Re: change of Registrant's fiscal year end from August 31st to December 31st, such change to take effect on December 31, 2002. This change was approved by the Board of Directors on October 22, 2002 and registrant is filing herein on Form 10-KSB the report covering the transition period from September 1, 2002 to December 31, 2002.

ITEM 14. 	CONTROLS AND PROCEDURES

     Subsequent to December 31, 2002 and prior to the filing of this Report, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of, and with the participation of, its management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective at December 31, 2002, and during the period prior to the execution of this Report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                   PART F/S

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Lifen, Inc.


I have audited the accompanying balance sheet of Lifen, Inc. (A Development Stage Company) as of December 31, 2002 and the related statement of operations, stockholders' equity and cash flow for the four months then ended and for the period from November 10, 1997 (inception) to December 31, 2002. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Lifen, Inc. as of December 31, 2002 and results of operations, changes in stockholders' equity and cash flows for the four months then ended and from November 10, 1997 (inception) to December 31, 2002, in conformity with generally accepted accounting principles.

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

                                              /s/ Sanford H. Feibusch
                                              -------------------------------
                                              Certified Public Accountant

Monsey, New York
February 5, 2003

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                --------------

ASSETS
                                                    December 31,  December 31,
Current Assets:                                         2002          2001
                                                    ------------  ------------
Cash                                                $   125,463   $       206
Prepaid Expenses                                         33,126       143,201
                                                    ------------  ------------
     Total Current Assets:                              158,589       143,407
                                                    ------------  ------------
Long Term Assets:

Fixed assets, net of accumulated
  depreciation of $377 and $156                           6,418           864
Prepaid rent                                             36,476             -
Website development, net of amortization of $292          3,208             -
Security deposit                                          9,119             -
                                                    ------------  ------------
     Total Long Term Assets:                             55,221           864
                                                    ------------  ------------
TOTAL ASSETS                                        $   213,810   $   144,271
                                                    ------------  ------------
                                                    ------------  ------------

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
Accounts Payable                                    $    49,569   $         -
Accrued Liabilities                                       4,144         4,865
                                                    ------------  ------------
     Total Liabilities:                                  53,713         4,865
                                                    ------------  ------------
Stockholders' Equity:
Preferred Stock, par value $.0001
   Authorized 10,000,000 shares,
   No shares issued and outstanding                           -             -
Common Stock, par value $.0001
   Authorized 50,000,000 shares
   Issued and outstanding 10,998,166 shares
   and 7,424,000 shares                                   1,100           743
Additional paid in Capital,
   net of costs incurred in obtaining financing         821,344       367,239
Accumulated deficit during development stage           (662,347)     (228,576)
                                                    ------------  ------------
     Total Stockholder's Equity:                        160,097       139,406
                                                    ------------  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $   213,810   $   144,271
                                                    ------------  ------------
                                                    ------------  ------------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                     FOR THE FOUR MONTHS ENDED DECEMBER 31
          AND FROM INCEPTION NOVEMBER 10, 1997 TO DECEMBER 31, 2002
          ---------------------------------------------------------
                                                                            From Inception
                                  Four Months Ended    Four Months Ended    Nov. 10, 1997 to
                                  December 31, 2002    December 31, 2001    December 31, 2002
                                  -----------------    -----------------    -----------------
Revenue:                          $              -     $              -     $              -
                                  -----------------    -----------------    -----------------
Expenses:
Market Research                             17,852                    -               42,852
Consulting                                 131,757                7,337              283,123
Write Off of Offering Costs                      -                    -               15,546
Professional Fees                           29,715                    -               77,770
Rent and Occupancy                           9,236                6,100               41,236
Administrative                              17,703                8,000               87,703
Cancellation of Management
   Service Agreement                             -                    -               94,165
Other Operating Expenses                       915                  143               19,952
                                  -----------------    -----------------    -----------------
     Total Expenses                        207,178               21,580              662,347
                                  -----------------    -----------------    -----------------
Net Loss before Provision
   For Income Taxes                       (207,178)             (21,580)            (662,347)

Provision for Income Taxes                       -                    -                    -
                                  -----------------    -----------------    -----------------
Net Loss                                  (207,178)             (21,580)            (662,347)
                                  -----------------    -----------------    -----------------
                                  -----------------    -----------------    -----------------
Basic Loss per Share              $          (0.02)    $          (0.00)
                                  -----------------    -----------------
                                  -----------------    -----------------
Weighted Average Number
   Shares Outstanding                   10,514,620            7,198,000
                                  -----------------    -----------------
                                  -----------------    -----------------


The Accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION NOVEMBER 10, 1997 TO DECEMBER 31, 2002
            -----------------------------------------------------

                                          Common Stock
                                        Par Value $.0001   Additional
                                      -------------------  Paid-In     Retained
                                        Shares     Amount  Capital     (Deficit)
                                      -----------  ------  ---------- ----------
January 1998 - Shares Issued
   For Services @ $.0001 Per Share     2,250,000   $ 225   $       -  $       -

Loss for Year Ended August 31, 1998            -       -           -       (511)
                                      -----------  ------  ---------- ----------
Balance - August 31, 1998              2,250,000     225           -       (511)

October 1998 Shares Issued
   For Services @ $.0001 Per Share     2,750,000     275           -          -

Cancellation of Shares Issued
   October 1998 @ $.0001 Per Share    (2,750,000)   (275)          -          -

November 1998 Shares Issued
   For Services Net of Expenses
   @ $.05 Per Share                      500,000      50      23,250          -

March 1999 Shares Issued
   For Services @ $.0001 Per Share     2,325,200     232           -          -

Loss for the Year Ended
   August 31, 1999                             -       -           -    (41,133)
                                      -----------  ------  ---------- ----------
Balance - August 31, 1999              5,075,200     507      23,250    (41,644)

March 2000 Shares Issued
   For Services @ $.0001 Per Share     1,219,800     122           -          -

April 2000 Shares Issued Private
   Placement @ $1.00 Per Share            45,000       5      44,995          -

Loss for Year Ended August 31, 2000            -       -           -    (43,733)
                                      -----------  ------  ---------- ----------
Balance - August 31, 2000              6,340,000   $ 634   $  68,245  $ (85,377)
                                      -----------  ------  ---------- ----------
                                      -----------  ------  ---------- ----------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
             FROM INCEPTION NOVEMBER 10, 1997 TO DECEMBER 31, 2002
            -------------------------------------------------------

                                          Common Stock
                                        Par Value $.0001   Additional
                                      -------------------  Paid-In     Retained
                                        Shares     Amount  Capital     (Deficit)
                                      -----------  ------  ---------- ----------
Balance August 31, 2000                6,340,000   $ 634   $  68,245  $ (85,377)

October 2000 Shares Issued
   For Services @ $.0001 Per Share       660,000      66           -          -

October 2000 Shares Issued
   Private Placement @ $1.00 Per Share    10,000       1       9,999          -

November 2000 Shares Issued
   Private Placement @ $.50 per Share     10,000       1       4,999          -

November 2000 Shares Issued
   Private Placement @ $.50 per Share     20,000       2       9,998          -

January 2001 Shares Issued
   Private Placement @ $.50 per Share     48,000       5      23,995          -

May 2001 Shares Issued
   Private Placement @ $.50 per Share    500,000      50     249,950          -

Less Shares Returned
   July 2001 @$.0001 per Share          (530,000)    (53)         53          -

Loss for the Twelve Months
   Ended August 31, 2001                       -       -           -   (121,619)
                                      -----------  ------  ---------- ----------
Balance - August 31, 2001              7,058,000   $ 706   $ 367,239  $(206,996)
                                      -----------  ------  ---------- ----------
                                      -----------  ------  ---------- ----------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
             FROM INCEPTION NOVEMBER 10, 1997 TO DECEMBER 31, 2002
            -------------------------------------------------------

                                          Common Stock
                                        Par Value $.0001   Additional
                                      -------------------  Paid-In     Retained
                                        Shares     Amount  Capital     (Deficit)
                                      -----------  ------  ---------- ----------
Balance August 31, 2001                7,058,000   $ 706   $ 367,239  $(206,996)

November 2001 Shares Issued
   For Services  @ $.0001 per Share      366,000      37           -          -

August 2002 Shares Issued
   Private Placement @ $.70 per Share    574,286      57     402,093          -

August 2002 Shares Issued
   Private Placement @ $.05 per Share  2,000,000     200      99,800          -

Costs of Private Placement                     -       -     (54,455)         -

Loss for the Twelve Months
   Ended August 31, 2002                       -       -           -   (248,173)
                                      -----------  ------  ---------- ----------
Balance - August 31, 2002              9,998,286   $1,000  $ 814,677  $(455,169)
                                      -----------  ------  ---------- ----------
                                      -----------  ------  ---------- ----------
October 2002 Shares Issued
   For Services @ $.07 per Share         300,000       30      2,070          -

November 2002 Shares Issued
   For Services @ $.067 per Share        699,880       70      4,597          -

Loss For The Four Months Ended
December 31, 2002                              -        -          -   (207,178)
                                      -----------  ------  ---------- ----------
Balance - December 31, 2002            10,998,166  $1,100  $ 821,344  $(662,347)
                                      -----------  ------  ---------- ----------
                                      -----------  ------  ---------- ----------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                     FOR THE FOUR MONTHS ENDED DECEMBER 31
          AND FROM INCEPTION NOVEMBER 10, 1997 TO DECEMBER 31, 2002
          ---------------------------------------------------------

                                                                                      From Inception
                                            Four Months Ended    Four Months Ended    Nov. 10, 1997 to
                                            December 31, 2002    December 31, 2001    December 31, 2002
                                            -----------------    -----------------    -----------------
Operating Activities:
Net (Loss)                                  $       (207,178)    $        (21,580)    $       (662,347)
                                            -----------------    -----------------    -----------------
Adjustments to reconcile net (loss) to
   Net cash used in operating activities:
Market Research	                                           -                    -               25,000
Consulting                                             6,767                    -               12,449
Depreciation and amortization                            669                   80                1,081

Changes in operating assets & liabilities:
Accounts payable & accrued expenses                  (28,996)                   -               53,713
Prepaid expenses & other current assets              (30,426)              (8,680)             (33,126)
                                            -----------------    -----------------    -----------------
     Net Cash Flows from
        Operating Activities:                       (259,165)             (30,360)            (603,230)
                                            -----------------    -----------------    -----------------
Investing Activities:
Purchase of fixed assets                              (6,795)                   -               (7,975)
Long term prepaid expenses                           (45,595)                   -              (45,595)
Acquisition of intangible assets                      (3,500)                   -               (3,500)
Disposal  of Equipment                                     -                    -                  767
                                            -----------------    -----------------    -----------------
     Net Cash Flows from
        Investing Activities:                        (55,890)                   -              (56,303)
                                            -----------------    -----------------    -----------------
Financing Activities:
Common Stock Issued                                        -                   37              841,150
Offering Expenses                                          -                    -              (56,155)
                                            -----------------    -----------------    -----------------
     Net Cash Flow from
        Financing Activities                               -                   37              784,995
                                            -----------------    -----------------    -----------------
Net cash (decrease)/increase for period             (315,055)             (30,323)             125,462

Cash at beginning of period                          440,517               30,529                    -
                                            -----------------    -----------------    -----------------
Cash at end of period                       $        125,462     $            206     $        125,462
                                            -----------------    -----------------    -----------------
                                            -----------------    -----------------    -----------------


The accompanying notes are an integral part of these financial statements.

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


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

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


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

Note 3.  Income Taxes
---------------------
There is no provision for Federal or State Income Taxes for the four-month period ended December 31, 2002 and 2001, since the Company has incurred losses from inception. Additionally, the Company has reserved fully for any potential tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 31, 2002 and 2001 consist of the following:

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


                                                  2002          2001
                                              -----------   -----------
Net operating loss carryforward               $  249,700    $  111,000
Valuation allowance                             (249,700)     (111,000)
                                              -----------   -----------
                                                      -0-           -0-

As of December 31, 2002, the Company has net operating loss carryfoward of approximately $662,000 which expire in various years from 2012 through 2017.


Note 4.  Common Stock
---------------------

During January, 1998, the Company issued 2,250,000 shares of its common stock to two founders of the Company for services valued at $225.

During October, 1998, the Company issued 2,750,000 shares of its common stock to four individuals for services to be performed. The agreement was canceled and the shares of common stock were returned and canceled.

During November, 1998, the Company completed a private placement offering of its common stock, Pursuant to Rule 504 under Regulation D, the Company issued 500,000 shares of its common stock in satisfaction of $25,000 owed to four parties who had performed services on behalf of the Company.

During March, 1999, the Company issued 2,325,200 shares of its common stock to eight parties for services performed on behalf of the Company, valued at $232.

During March, 2000, the Company issued 1,219,800 to ten parties for services performed on behalf of the Company, valued at $122.

During April 2000, the Company sold 45,000 shares of its common stock at $1.00 per share to three investors in a private placement, pursuant to Rule 504 under Regulation D, and received total proceeds of $45,000.

During October, 2000, the Company issued 660,000 shares of its common stock to six individuals for consulting services performed, valued at $.0001 per share, or $66. Also during October, 2000, the Company sold 10,000 shares of its Company stock to one investor at $1.00 per share. The Company received $5,000 in cash and services totaling $5,000.

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002



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

In November, 2001, the Company issued 366,000 shares of its common stock to nine parties who had performed services on behalf of the Company. The shares were issued in consideration of debt owed by the Company, at the agreed upon rate of $.0001 per share, and the shares were sold in reliance on the exemption provided by Section 4(2) of the Act.

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

In October, 2002, the Company authorized issuance of 300,000 restricted shares of the Company's common stock, 100,000 shares to each of three directors in exchange for providing services to the Company as a member of the Board of Directors, which were valued at $700 ($0.007 per share) for each of the three directors.

In November, 2002, the Company authorized issuance of 399,931 restricted shares of the Company's common stock to the Company's President and 299,949 restricted shares of the Company's common stock to the Company's Chief Financial Officer and secretary. These shares will be issued in exchange for providing services as officers of the Company, which were valued at $2,666.66 and 2,000.00, respectively.

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


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

On March 5, 2003 the Company executed a Promissory Note in favor of one of its Shareholders in the principal amount of $100,000. This Promissory Note accrues interest at 12% per annum, and matures on June 13, 2003, at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default. The Company paid a different Shareholder $5,000 as a transaction fee for securing this loan.

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


Note 6.  Commitments and Contingencies
--------------------------------------

On August 14, 2002, the Company entered into an Employment Agreement for period of two years with its Chairman and CEO, which provides for a base salary of $200,000 per year. From this date until such date as additional funding may be obtained, the Chairman/CEO will be compensated as an independent consultant at a rate of $8,333.33, payable semi-monthly.

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

On October 30, 2002 the Company entered into an agreement with a consulting firm to generate a list of businesses that met the Company's acquisition criteria. The Company agreed to pay the consulting firm $14,250 for these services plus an additional $42,750 for each business identified by the consulting firm that was acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition. The Company paid $5,000 of the $14,250 liability to the consulting firm during the current reporting period.

On November 15, 2002, the Company entered into an agreement with a consultant to identify businesses that met the Company's acquisition criteria. The Company agreed to pay the consultant five per cent of the first $1,000,000 in the aggregate purchase price paid by the Company to the seller. This percentage declines by one per cent for each additional $1,000,000 in aggregate purchase price paid by the Company to the seller at which time the consultant is paid one per cent of the excess of $5,000,000 in aggregate purchase price. To date, no businesses identified by the consultant has resulted in a consummated acquisition, and this agreement was terminated effective February 25, 2003. Should such a transaction occur with a company identified by the consultant during the period of time that this agreement was in effect, the consultant's fee will be paid 75% in cash less the $14,250 paid to the consulting firm previously referenced and 25% in the Company's common stock based upon the average closing price of the stock over the previous 20 days prior to the date of consummation.


Note 7.  Concentration of Credit Risk
-------------------------------------

The Company maintains a bank account at one bank as of December 30, 2002 with a balance of $125,463 on deposit, only $100,000 of which is insured under Federal law.

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

Note 8.  Going Concern
----------------------

Lifen, Inc. is considered to be a development stage company. Since inception, the Company has been engaged in the development of its business plan, market research, initial website development and seeking financing in order to commence commercial operations. At December 31, 2002, the Company had incurred losses during the development stage of $662,347. $37,499 of the cumulative losses have been non-cash services in exchange for common stock in the Company. The balance of the losses, $624,848, was funded by the private placements of common stock, which totaled $784,995, net of placement costs, as of December 31, 2002.

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


Note 9.  Supplemental Disclosure to Cash Flow Statement
-------------------------------------------------------

                                For Four        For Four        From Inception
                                Months Ended    Months Ended    Nov. 10, 1997 to
                                Dec. 31, 2002   Dec. 31, 2001   Dec. 31, 2002
                                -------------   -------------   ----------------
Cash paid during the period for:
     Interest                         -               -                -
     Income Taxes                     -               -                -

Non Cash Transactions:
     Common stock issued for
       consulting services and       6,767           37              37,449
       market research

                                   LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


Note 10.  Subsequent Events
---------------------------

On January 2, 2003, the Company entered into an Agreement with a consulting firm to identify and evaluate potential acquisition candidates. Should such a transaction occur, the fee will be paid with the Company's stock based upon the average closing price of the stock over the previous 20 days. To date, no business identified by the consulting firm has resulted in a consummated acquisition. The Chief Executive Officer of the consulting firm is also a Director of the Company and a member of its audit committee.

Also, subsequent to the period covered by this Report, on January 22, 2003 the Company entered into an Agreement with a consulting firm to generate a list of businesses headquartered in Florida that met the Company's acquisition criteria. The Company agreed to pay the consulting firm $7,500 for these services plus an additional $22,500 for each business identified by the consulting firm that was acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition, and no portion of the fee has been paid.

On February 21, 2003, the Company received approval from the National Association of Securities Dealers ("NASD") to permit shares of its common stock to be traded on the Over The Counter Bulletin Board. The first trade occurred on February 24, 2003.

On March 5, 2003 the Company executed a Promissory Note in favor of one of its Shareholders in the principal amount of $100,000. This Promissory Note accrues interest at 12% per annum, and matures on June 13, 2003, at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default. The Company paid a different Shareholder $5,000 as a transaction fee for securing this loan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LIFEN, INC.


Dated: March 10, 2003            By:  /s/ James D. Durham
                                      ----------------------------
                                          James D. Durham
                                          Chief Executive Officer and
                                          Chairman of the Board

Dated: March 10, 2003            By:  /s/ Pamela G. Atherton
                                      ----------------------------
                                          Pamela G. Atherton
                                          President

Dated: March 10, 2003            By:  /s/ Lawrence M. Davis
                                      ----------------------------
                                          Lawrence M. Davis
                                          Chief Financial Officer and
                                          Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 10, 2003            By:  /s/ Robert J. Kenneth
                                      ----------------------------
                                          Robert J. Kenneth
                                          Director

Dated: March 10, 2003            By:  /s/ Robert P. Oliver
                                      ----------------------------
                                          Robert P. Oliver
                                          Director

Dated: March 10, 2003            By:  /s/ Joseph M. DeLuca
                                      ----------------------------
                                          Joseph M. DeLuca
                                          Director

                            CERTIFICATE PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Lifen, Inc. (the "Company") on
Form 10-KSB for the transitional four-month period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: March 10, 2003               By:  /s/ James D. Durham
                                        ---------------------------------
                                             James D. Durham
                                             Chief Executive Officer and
                                             Chairman of the Board


Dated: March 10, 2003              By:  /s/ Lawrence M. Davis
                                        ---------------------------------
                                            Lawrence M. Davis
                                            Chief Financial Officer and
                                            Secretary

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

Dated: March 10, 2003               By:  /s/ James D. Durham
                                        ---------------------------------
                                             James D. Durham
                                             Chief Executive Officer and
                                             Chairman of the Board

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

Dated: March 10, 2003              By:  /s/ Lawrence M. Davis
                                        ---------------------------------
                                            Lawrence M. Davis
                                            Chief Financial Officer and
                                            Secretary