Form 10QSB
period 2003-03-31
LIFEN INC
filed 2003-05-05
CIK 1073857

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

              For the quarterly period ended March 31, 2003.


        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______


                        Commission File Number 0-31152


                                  LIFEN, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 Delaware                            76-0585701
     -------------------------------      ---------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


             455 Market Street, Suite 1220, San Francisco, CA 94105
             ------------------------------------------------------
                    (Address of principal executive offices)


                                (415) 543-1535
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

10,998,166 shares of Common Stock, $.0001 par value, outstanding on April 30, 2003.

--------------------------------------------------------------------------------

                                  LIFEN, INC.

                         Form 10-QSB Quarterly Report
                  For Quarterly Period Ended March 31, 2003


                              Table of Contents

                                                                         Page

PART I -- FINANCIAL INFORMATION                                           1


Item 1.   Financial Statements                                            1

          Unaudited Balance Sheet at March 31, 2003 and
          Audited Balance Sheet at December 31, 2002                      1

          Unaudited Statements of Operations
          For Three Months Ended March 31, 2003 and March 31, 2002        2

          Unaudited Statements of Cash Flows
          For Three Months Ended March 31, 2003 and March 31, 2002        3

          Notes to Financial Statements                                   4


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   12

Item 3.   Controls and Procedures                                         15


PART II -- OTHER INFORMATION                                              16


SIGNATURE                                                                 17

CERTIFICATIONS                                                            18

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                --------------

ASSETS                                     March 31, 2003     December 31, 2002
                                             (Unaudited)          (Audited)
                                          ----------------    -----------------
Current Assets:
  Cash                                     $       45,120      $       125,463
  Prepaid Expenses                                 44,627               33,126
                                          ----------------    -----------------
     Total Current Assets:                         89,747              158,589
                                          ----------------    -----------------
Long Term Assets:
  Fixed assets, net of accumulated
     depreciation of $944 and $377                  5,851                6,418
  Prepaid rent                                     22,798               36,476
  Website development, net of
     amortization of $729 and 292                   2,771                3,208
  Security deposit                                  9,119                9,119
                                          ----------------    -----------------
     Total Long Term Assets:                       40,538               55,221
                                          ----------------    -----------------
TOTAL ASSETS                               $      130,285      $       213,810
                                          ----------------    -----------------
                                          ----------------    -----------------

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities:
  Accounts Payable                         $       25,348      $        49,569
  Accrued Liabilities                              21,000                4,144
  Note Payable                                    100,000                    -
                                          ----------------    -----------------
     Total Liabilities:                           146,348               53,713
                                          ----------------    -----------------
Stockholders' (Deficit)/Equity:

  Preferred Stock, par value $.0001
     Authorized 10,000,000 shares,
     No shares issued and outstanding                   -                    -

  Common Stock, par value $.0001
     Authorized 50,000,000 shares
     Issued and outstanding
     10,998,166 shares                              1,100                1,100

  Additional paid in capital,
     net of costs incurred in
     obtaining financing                          821,344              821,344

  Accumulated deficit during
     development stage                           (838,506)            (662,347)

     Total Stockholders' (Deficit)/Equity:        (16,062)             160,097

TOTAL LIABILITIES & STOCKHOLDERS'
(DEFICIT)/EQUITY                           $      130,285      $       213,810
                                          ----------------    -----------------
                                          ----------------    -----------------

The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31
            AND FROM INCEPTION NOVEMBER 10, 1997 TO MARCH 31, 2003

                                                                 From Inception
                                                                Nov. 10, 1997 to
                                     2003            2002         Mar. 31, 2003
                                 -------------   -------------  ----------------
                                  (Unaudited)     (Unaudited)      (Unaudited)

Revenue:                          $         -     $         -    $            -
                                 -------------   -------------  ----------------
Expenses:
  Market Research                      19,100               -            61,952
  Consulting                           96,519           7,500           379,642
  Write Off of Offering Costs               -               -            15,546
  Professional Fees                    29,286               -           107,056
  Rent and Occupancy                   14,064           3,000            55,300
  Administrative                       13,036           6,171           100,739
  Cancellation of Management
    Service Agreement                       -               -            94,165
  Other Operating Expenses              3,174             122            23,126
                                 -------------   -------------  ----------------
     Total Expenses                   175,179          16,793           837,526
                                 -------------   -------------  ----------------
Net Operating Loss                   (175,179)        (16,793)         (837,526)

Interrest Income                           22               -                22

Interest Expense                       (1,000)              -            (1,000)
                                 -------------   -------------  ----------------
Net Loss before Provision
  for Income Taxes                   (176,157)        (16,793)         (838,504)

Provision for Income Taxes                  -               -                 -
                                 -------------   -------------  ----------------
Net Loss                          $  (176,157)    $   (16,793)   $     (838,504)
                                 -------------   -------------  ----------------
                                 -------------   -------------  ----------------
Basic Loss per Share              $     (0.02)    $     (0.00)
                                 -------------   -------------
                                 -------------   -------------
Weighted Average Number
   Shares Outstanding              10,998,166       7,424,000
                                 -------------   -------------
                                 -------------   -------------

The accompanying Notes are an integral part of these Financial Statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31
           AND FROM INCEPTION NOVEMBER 10, 1997 TO MARCH 31, 2003

                                                                 From Inception
                                                                Nov. 10, 1997 to
                                     2003            2002         Mar. 31, 2003
                                 -------------   -------------  ----------------
                                  (Unaudited)     (Unaudited)      (Unaudited)
Operating Activities:

Net Loss                           $ (176,157)    $   (16,793)   $     (838,504)
                                 -------------   -------------  ----------------
Adjustments to reconcile net
   (loss) to net cash used in
   operating activities:

  Market Research                           -               -            25,000
  Consulting                                -               -            12,449
  Depreciation and amortization         1,003              60             2,084

Changes in operating assets &
   liabilities:

  Accounts payable &
     accrued expenses                  (7,366)            171            46,347
  Prepaid expenses &
     other current assets             (11,501)        (16,500)          (44,627)
                                 -------------   -------------  ----------------
     Net Cash Flows from
        Operating Activities:        (194,021)            (62)         (797,251)
                                 -------------   -------------  ----------------
Investing Activities:

  Purchase of fixed assets                  -               -            (7,975)
  Long term prepaid expenses           13,679               -           (31,916)
  Acquisition of intangible assets          -               -            (3,500)
  Disposal of Equipment                     -               -               767
                                 -------------   -------------  ----------------
     Net Cash Flows from
        Investing Activities:          13,679               -           (42,624)

Financing Activities:

  Common Stock Issued                       -               -           841,150
  Acquisition of short term debt      100,000               -           100,000
  Offering Expenses                         -               -           (56,155)
                                 -------------   -------------  ----------------
     Net Cash Flow from
        Financing Activities:         100,000               -           884,995
                                 -------------   -------------  ----------------
Net cash (decrease)/increase
   for period                         (80,342)            (62)           45,120

Cash at beginning of period           125,462             206                 -
                                 -------------   -------------  ----------------
Cash at end of period             $    45,120     $       144    $       45,120
                                 -------------   -------------  ----------------
                                 -------------   -------------  ----------------

The accompanying notes are an integral part of these financial statements.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003


The accompanying financial statements of Lifen, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. For further information, refer to the financial statements and footnotes thereto included in our transitional report on Form 10-KSB for the four months ended December 31, 2002 as filed with the Securities and Exchange Commission on March 11, 2003 and annual report for the former fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission on November 27, 2002.


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

On February 21, 2003, the Company received approval from the National Association of Securities Dealers ("NASD") to permit shares of its common stock to be traded on the Over The Counter Bulletin Board ("OTCBB"). The first trade occurred on February 24, 2003.


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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003


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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003


Note 3.  Income Taxes
---------------------

There is no provision for Federal or State Income Taxes for the four-month period ended December 31, 2002 and 2001, since the Company has incurred losses from inception. Additionally, the Company has reserved fully for any potential tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 31, 2002 and 2001 consist of the following:

                                                        2002         2001
                                                     ----------   ----------
         Net operating loss carryforward             $ 249,700    $ 111,000
         Valuation allowance                          (249,700)    (111,000)
                                                     ----------   ----------
                                                            -0-          -0-

As of March 31, 2003, the Company has net operating loss carryfoward of approximately $838,000 which expire in various years from 2012 through 2017.


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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003


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

In November, 2002, the Company authorized issuance of 399,931 restricted shares of the Company's common stock to the Company's President and 299,949 restricted shares of the Company's common stock to the Company's Chief Financial Officer and Secretary. These shares have been issued in exchange for providing services as officers of the Company, which were valued at $2,667 and 2,000, respectively.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003


Note 5.  Related Party Transactions
-----------------------------------

The Company's Chief Executive Officer and Chief Financial Officer also hold similar positions with First Medical Resources Corporation ("FMRC"). When the Company was relocated to its new office in October, 2002, certain moving and equipment installation costs were incurred. These costs were advanced by the Company for the benefit of itself and FMRC. That portion advanced for the benefit of FMRC was repaid in full to the Company in December 2002. FMRC is not engaged in any business activity, nor does it anticipate doing so in the foreseeable future. A former director of FMRC is attempting to secure a purchaser for it, at which time the CEO and CFO will have no further involvement with this entity.

Ameristar Group Incorporated ("Ameristar") is a corporation that is an affiliate of two corporate shareholders of the Company and is considered to be a related party. During the quarter ended March 31, 2003, the Company paid Ameristar consulting fees totaling $10,000, with an additional $5,000 accrued but unpaid at quarter end.

During the first quarter of fiscal 2002, the Company reached agreement with Ameristar to provide the Company with management services needed for its continuing development. Accordingly, on November 1, 2001, a Management Services Agreement was executed with Ameristar to provide consulting services, office space, and administrative services for a two-year period. The monthly cost of these services was $5,500, consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services included such activities as business plans; introductions to finncial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

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

On January 2, 2003, the Company entered into an Agreement with a consulting firm to identify and evaluate potential acquisition candidates. Should such a transaction occur, the fee will be paid with the Company's stock based upon the average closing price of the stock over the previous 20 days. This Agreement was terminated on April 29, 2003 with neither party incurring any liability to the other. The Chief Executive Officer of the consulting firm is also a Director of the Company and a member of its audit committee.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003


On March 5, 2003 the Company executed a Promissory Note in favor of one of its Shareholders in the principal amount of $100,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matures on June 13, 2003, at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default. The Company paid a different Shareholder $5,000 as a transaction fee for securing this loan, which has been capitalized and will be recognized as an expense over its three month life.

On May 1, 2003, the Company executed a Promissory Note in favor of one of its Shareholders in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matures on July 31, 2003 at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default.

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

On September 26, 2002, the Company entered into a sublease as successor in interest to premises at 455 Market Street, San Francisco, California. The premise includes 2,487 square feet of office space and furniture. The term of the lease is through July 31, 2004 with a monthly rental through the term of the lease of $4,559.50. The first, second, and thirteenth through twentieth months of the lease were prepaid as an inducement to the lessee to enter into this sublease.

On October 30, 2002 the Company entered into an agreement with a consulting firm to generate a list of businesses that met the Company's acquisition criteria. The Company agreed to pay the consulting firm $14,250 for these services plus an additional $42,750 for each business identified by the consulting firm that was acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition. The Company paid the remaining balance of $9,250 to the consulting firm during the current reporting period.

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

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003


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

On January 2, 2003, the Company entered into an Agreement with a consulting firm to identify and evaluate potential acquisition candidates. Should such a transaction occur, the fee will be paid with the Company's stock based upon the average closing price of the stock over the previous 20 days. This Agreement was terminated on April 29, 2003 With neither party incurring any liability to the other. The Chief Executive Officer of the consulting firm is also a Director of the Company and a member of its audit committee.

On January 22, 2003 the Company entered into an Agreement with a consulting firm to generate a list of businesses headquartered in Florida that met the Company's acquisition criteria. The Company agreed to pay the consulting firm a fee of $7,500 plus out-of-pocket expenses for these services plus an additional
$22,500 for each business identified by the consulting firm that was acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition, and the fee has been paid in full.


Note 7.  Concentration of Credit Risk
-------------------------------------

None


Note 8.  Going Concern
----------------------

Lifen, Inc. is considered to be a development stage company. Since inception, the Company has been engaged in the development of its business plan, market research, initial website development and seeking financing in order to commence commercial operations. At March 31, 2003, the Company had incurred losses during the development stage of $838,504. $37,449 of the cumulative losses have been in the form of non-cash services in exchange for common stock in the Company. The balance of the losses, $801,055, was funded by the private placements of common stock, which totaled $784,995, net of placement costs, as of March 31, 2003, and a short term shareholder loan of $95,000, net of transaction fees.

                                  LIFEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003

The audit report accompanying the Company's financial statements for the four month period ended December 31, 2002 and 2001 contains a going concern qualification because the Company is in the development stage and needs additional capital to begin commercial operations. Refer to "RISK FACTORS" and the audit report contained in "PART F/S" of Form 10-KSB for the four month period ended December 31, 2002 and Form 10-KSB for former fiscal year ended August 31, 2002.

Management recognizes the need to raise additional funds to continue its planned
operations.   Primary to the Company's solvency in the coming year is the sale of additional equity in the Company, continuing the Company's strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs.

If additional capital is not readily available, the Company will be forced to scale back its development activities such that its income, if any, will exceed its expenses. Although this will greatly slow the Company's development, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.

Note 9.  Supplemental Disclosure to Cash Flow Statement
-------------------------------------------------------

                                 For Three       For Three      From Inception
                                 Months Ended    Months Ended   Nov. 10, 1997 to
                                 Mar. 31, 2003   Mar. 31, 2003  Mar. 31, 2003
                                 -------------   -------------  ----------------
Cash paid during the period for:
   Interest	                       -               -                -
   Income Taxes                        -               -                -

Non Cash Transactions:
   Common stock issued for
   consulting services and
   market research                   $ -             $ -            $ 37,449

Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and Management's Discussion and Analysis of Financial Conditions and Results of Operations and Risk Factors contained in the Company's transitional report on Form 10-KSB for the four months ended December 31, 2002 as filed with the Securities and Exchange Commission on March 11, 2003 and annual report for the former fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission on November 27, 2002.


Forward-Looking Statements
--------------------------

Some of the information contained in this report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to the Risk Factors contained in the Company's Form 10-KSB for the fiscal year ended August 31, 2002 and transitional report on Form 10-KSB for the four months ended December 31, 2002. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Overview of Crdentia's Business Strategy
----------------------------------------

The Company is operating its medical staffing acquisition business under the trade name "Crdentia".

Crdentia's objective is to capitalize on an opportunity that currently exists in the healthcare industry by targeting the critical nursing shortage issue. There are many small existing medical staffing agencies that are addressing the rapidly expanding needs resulting from the severe shortages of highly skilled, licensed healthcare staff. Due to their relatively small capitalization, they are unable to maximize their potential, obtain outside capital, or expand. By consolidating well-run small private companies into a large public entity, Crdentia intends to facilitate access to capital, the acquisition of technology, and expanded distribution that, in turn, drive internal growth. Crdentia has selected this focus for several reasons, including the significant industry and sector growth, the increased need for skilled healthcare workers, and the potential liquidity inherent in a public company.

Crdentia's web site is currently under development, but may be viewed at www.crdentia.com. The web site contains more information about Crdentia's consolidation strategy in the medical staffing arena and market segment, as well as profiles for Crdentia's management and Board of Directors.


Results of Operations
---------------------

The Company did not have any revenue during the three month period ended March 31, 2003, or during the comparable period for the prior year, and has not had
any revenue since its inception in November 1997.   The Company has been engaged
in the development of its business plan, initial market research activities, discussions with acquisition candidates, initial web site development, and seeking initial funding in order to commence commercial operations.

The audit report accompanying the Company's financial statements for the four month period ended December 31, 2002 and 2001 contains a going concern qualification because the Company is in the development stage and needs additional capital to begin commercial operations. Refer to "RISK FACTORS" and the audit report contained in "PART F/S" of Form 10-KSB for the four month period ended December 31, 2002 and Form 10-KSB for former fiscal year ended August 31, 2002.

The net loss for the three month period ended March 31, 2003 was $176,157 compared to a net loss of $16,793 for the comparable period in the prior year, an increased loss of $159,364 resulting primarily from the payment of consulting fees to the Company's executives and administrative personnel as well as legal fees incurred for both general representation and assistance in various filings with the Securities and Exchange Commission.

The total cash and cash equivalents at March 31, 2003 were $45,103 compared to $125,463 at December 31, 2002, a decrease of $80,060, resulting primarily from the aforementioned payment of consulting and legal fees, business development, and office occupancy.

During this quarter, the Company continued the implementation of its new strategic direction by conducting initial discussions with several medical staffing companies that meet the Company's desired acquisition criteria. Although there can be no assurances that these discussions will result in the consummation of one or more acquisitions, the Company remains confident that the strategic direction chosen remains sound. Toward this end, during the current fiscal quarter, the Company entered into a binding Letter of Intent for an acquisition, as described below; and two additional consulting agreements regarding the identification of potential acquisitions. Refer to Financial Statements, Note 6, "Commitments and Contingencies."


Letter of Intent with New Age Staffing, Inc.
--------------------------------------------

The Company entered into a binding Letter of Intent (the "Letter") on March 17, 2003 for the acquisition of 100% of the issued and outstanding capital stock of New Age Staffing, Inc. ("New Age"), a privately held medical staffing company headquartered in New Orleans, LA. The base purchase price will be an amount equal to 7.75 times New Age's earnings before taxes, depreciation and amortization ("EBITDA") for the fiscal year ended December 31, 2002, as reported by a CPA firm acceptable to the Company in such audited financial statements. The payment terms in accordance with the Letter are to be 35% in cash in immediately available funds and 65% in the form of shares of Company's Common Stock ("Shares"), subject to two post-closing adjustments to account for any incremental cumulative increase in New Age's EBITDA for fiscal years 2003 and 2004. However, in no event shall the total purchase price, including post-closing adjustments, exceed $15 Million in Shares and cash. A number of additional terms and conditions are contained in the Letter and are to be incorporated in the formal agreement currently in the process of being drafted. Among the conditions for the acquisition to proceed is the requirement that Registrant raise additional capital of $2,000,000. To date, management has had discussions with several parties regarding such financing but has not yet secured a commitment therefore.


Plan of Operation
-----------------

The Company's success in achieving profitability will depend upon its ability to consummate acquisitions of healthcare companies, and then to operate them efficiently after consummation. During the implementation of its business plan, the Company will be subject to all of the risks inherent in an emerging business, including the need to provide reliable and effective products and services, to develop marketing expertise, and to generate sales. In the event that the Company's projected market does not develop as anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     .  Develop brand awareness

     .  Build an operations structure to support the business

     . Develop management information systems and technology to support operations

     .  Attract and retain qualified personnel

According to the Company's estimates, from $1,000,000 to $3,000,000 will be needed through the twelve months ending December 31, 2003 to establish these business operations, not including revenues from operations, which are not expected to materialize in significant amounts until the third calendar quarter of 2003 at the earliest. Primary to the Company's solvency in the coming year is raising additional equity.

The Company has received an audit opinion which includes a "going concern" risk. The Company is aware of this risk and is attempting to raise this necessary capital through the sale of additional equity. If additional capital is not readily available, the Company will be forced to scale back its development activities such that its income will exceed its expenses. Although this will slow the Company's development, it will allow for the Company's survival. Notwithstanding the foregoing, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs. The Company's planned business does not require the purchase of plants, factories, extensive capital equipment, or inventory.

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


Related Party Transactions
--------------------------

The Company's Chief Executive Officer and Chief Financial Officer also hold similar positions with First Medical Resources Corporation ("FMRC"). The Company advanced certain moving and equipment installation costs for the benefit of itself and FMRC. That portion advanced for the benefit of FMRC was repaid in full to the Company in December, 2002. (See Note 5 to Financial Statements, Related Party Transactions.) FMRC is not engaged in any business activity, nor does it anticipate doing so in the foreseeable future. A former director of FMRC is attempting to secure a purchaser for it, at which time the CEO and CFO will have no further involvement with this entity.

During the quarter ended March 31, 2003, the Company paid consulting fees totaling $10,000 to Ameristar Group Incorporated ("Ameristar"), with an
additional $5,000 accrued but unpaid at quarter end.   Ameristar is an affiliate
of Remsen Group, Ltd. and Wilmont Holding Corp., two corporate shareholders of the Company. (See Note 5 to Financial Statements, Related Party Transactions.)

Subsequent to the period covered by this Report, on April 29, 2003, the Company and Health Care Investment Visions, LLC ("HCIV") executed an Amendment to Agreement, which terminated the Agreement entered into on January 2, 2003 by the Company and HCIV. Both parties acknowledged that no consideration is or has been due to one another, and that there is no further obligation on the part of HCIV to render services to Lifen, Inc. (Refer to Exhibit 10.12.)


Liquidity and Capital Resources
-------------------------------

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

On May 1, 2003 the Company executed a Promissory Note in favor of one of its shareholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum, and matures on July 31, 2003, at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default.

At March 31, 2003, the Company had cash totaling $45,103. There is no assurance that the Company will be able to raise the amount of capital required to meet its working capital needs.


Item 3.  Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         There have been no matters submitted to a vote of security holders during the period from January 1, 2003 to March 31, 2003 through the solicitation of proxies or otherwise.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports of Form 8-K

        (a) Exhibits

        Exhibit No.    Description

           10.12 Amendment to Agreement with Health Care Investment Visions, LLC dated April 29, 2003, terminating the original Agreement dated January 2, 2003.

           99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

           99.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

        (b) Reports on Form 8-K

        Form 8-K was filed on March 19, 2003 to report that the Registrant has entered into a binding Letter of Intent with New Age Staffing, Inc. for the acquisition of 100% of the issued and outstanding capital stock of New Age Staffing, Inc.

                                  SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2003			By: /s/ James D. Durham
                                            ---------------------------------
                                                James D. Durham
                                                Chief Executive Officer

Date: May 5, 2003			By: /s/ Lawrence M. Davis
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

Date: May 5, 2003			By: /s/ James D. Durham
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

Date: May 5, 2003			By: /s/ Lawrence M. Davis
                                            ---------------------------------
                                                Lawrence M. Davis
                                                Chief Financial Officer
                                                and Secretary