Form 10QSB
period 2003-06-30
CRDENTIA CORP
filed 2003-08-12
CIK 1073857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 2003

[   ]     Transition report under Section 13 or 15(d) of the Exchange Act
           For the transition period from                         to

Commission File Number 0-31152

CRDENTIA CORP. (Exact Name of Small Business Issuers as Specified in its Charter) (Formerly Lifen, Inc.)
Delaware (State of Incorporation)	76-0585701 (IRS Employer Identification Number)
455 Market Street, Suite 1220, San Francisco, CA 94105 (Address of Principal Executive Offices)
(415) 543-1535 (Issuer's Telephone Number, Including Area Code)

7,950,166 shares of Common Stock, $.0001 par value, outstanding on August 8, 2003.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

CRDENTIA CORP.

Form 10-QSB Quarterly Report
For Quarterly Period Ended June 30, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements:
	Unaudited Balance Sheet at June 30, 2003 and Audited Balance Sheet at December 31, 2002	1
	Unaudited Statements of Operations For Three and Six Months Ended June 30, 2003 and June 30, 2002 and From Inception, November 10, 1997 to June 30, 2003	2
	Unaudited Statements of Cash Flows For Six Months Ended June 30, 2003 and June 30, 2002 and From Inception, November 10, 1997 to June 30, 2003	3
	Notes to Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Controls and Procedures	15
PART II - OTHER INFORMATION		16
SIGNATURE		8

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
Current Assets:
Cash	$ 6,214	$ 125,463
Prepaid expenses	46,974	33,126
Other receivables	1,750	-
Total Current Assets:	54,938	158,589
Long Term Assets:
Fixed assets, net of accumulated depreciation of $1,510 and $377	5,285	6,418
Prepaid rent	4,560	36,476
Website development, net of amortization of $1,167 and $292	2,333	3,208
Security deposit	9,119	9,119
Total Long Term Assets:	21,297	55,221
TOTAL ASSETS	$ 76,235	$ 213,810
LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Liabilities:
Accounts payable	$ 189,831	$ 49,569
Accrued liabilities	30,389	4,144
Notes payable	180,000	-
Total Liabilities:	400,220	53,713
Stockholders' (Deficit)/Equity:
Common stock, par value $.0001 Authorized 50,000,000 shares Issued and outstanding 10,998,166 shares	1,100	1,100
Additional paid in capital, net of costs incurred in obtaining financing	902,165	821,344
Accumulated deficit during development stage	(1,227,250)	(662,347)
Total Stockholders' (Deficit)/Equity:	(323,985)	160,097
TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)/EQUITY	$ 76,235	$ 213,810

The accompanying notes are an integral part of these financial statements.

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
AND FROM INCEPTION NOVEMBER 10, 1997 TO JUNE 30, 2003

	2003 (Unaudited)		2002 (Unaudited)		From Inception Nov. 10, 1997 to June 30, 2003 (Unaudited)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Revenue:	$ -	$ -	$ -	$ -	$ -
Expenses:
Market research	21,791	40,893	-	-	83,743
Consulting	253,720	350,240	32,500	40,000	633,362
Write off of offering costs	-	-	-	-	15,546
Professional fees	77,470	106,755	-	-	184,526
Rent and occupancy	21,695	44,572	3,000	6,000	76,995
Administrative	5,258	9,259	6,009	12,180	105,997
Cancellation of management service agreement	-	-	-	-	94,165
Other operating expenses	4,930	8,324	108	231	28,056
Total expenses	384.864	560,043	41,617	58,411	1,222,390
Loss from operations	(384,864)	(560,043)	(41,617)	(58,411)	(1,222,390)
Interest expense, net	(3,881)	(4,858)	-	-	(4,860)
Net loss before provision for income taxes	(388,745)	(564,901)	(41,617)	(58,411)	(1,227,250)
Provision for income taxes	-	-	-	-	-
Net loss	$ (388,745)	$ (564,901)	$ (41,617)	$ (58,411)	$ (1,227,250)
Basic loss per share	$ (0.04)	$ (0.06)	$ (0.01)	$ (0.01)
Weighted average number shares outstanding	10,123,271	10,036,728	7,424,000	7,424,000

The accompanying notes are an integral part of these financial statements.

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
AND FROM INCEPTION NOVEMBER 10, 1997 TO JUNE 30, 2003

	2003 (Unaudited)	2002 (Unaudited)	From Inception Nov. 10, 1997 to June 30, 2003 (Unaudited)
Operating Activities:
Net loss	$(564,901)	$ (58,411)	$(1,227,250)
Adjustments to reconcile net (loss) to Net cash used in operating activities:
Market research	-	-	25,000
Stock based compensation	80,822	-	93,271
Depreciation and amortization	2,007	120	3,088
Changes in operating assets & liabilities:
Accounts payable & accrued liabilities	166,507	25,171	133,381
Prepaid expenses & other current assets	(15,598)	33,000	38,115
Net Cash Flows Used In Operating Activities:	(331,163)	(120)	(934,395)
Investing Activities:
Purchase of fixed assets	-	-	(7,975)
Long term prepaid expenses	31,917	-	(13,678)
Acquisition of intangible assets	-	-	(3,500)
Disposal of equipment	-	-	767
Net Cash Flows Provided By/(Used In) Investing Activities:	31,917	-	(24,386)
Financing Activities:
Common stock issued	-	-	841,150
Issuance of short term debt	180,000	-	180,000
Offering expenses	-	-	(56,155)
Net Cash Provided By Financing Activities:	180,000	-	964,995
Net cash (decrease)/increase for period	(119,246)	(120)	6,216
Cash at beginning of period	125,463	206	-
Cash at end of period	$6,214	$86	$6,214

The accompanying notes are an integral part of these financial statements.

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

The accompanying financial statements of Crdentia Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. For further information, refer to the financial statements and footnotes thereto included in our transitional report on Form 10-KSB for the four months ended December 31, 2002 as filed with the Securities and Exchange Commission on March 11, 2003 and annual report for the former fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission on November 27, 2002.

Note 1. Organization

Crdentia Corp. (the "Company") was incorporated under the laws of the State of Delaware on November 10, 1997 under the name Digivision International, Ltd. The Company's name was changed to Lifen, Inc. on June 22, 2000 and changed to Crdentia Corp. on May 28, 2003. To date, the Company has had no commercial operations and has been engaged in the development of its business plan, market research, initial website development, and seeking initial financing in order to commence commercial operations. The Company has only one operating segment.

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

Fixed Assets
Fixed assets are stated at cost. Depreciation is provided for utilizing the straight-line method over the three year estimated useful life of the asset. The cost of maintenance and repairs is charged to operations as incurred.

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

Accounting for Impairment of Long-Lived Assets
In accordance with SFAS 142 and 144, the Company has adopted a policy of recording an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Website Development
In accordance with SOP 98-1, the Company expensed costs incurred in the preliminary project stage and most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs are capitalized once certain criteria are met.

Income Taxes
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of our assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized.

Per Share Data
The Company adopted the standards set by the Financial Accounting Standards Board and compute earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basis per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. Excluded from basic earnings per share data is the unvested portion of restricted stock grants totaling 833,233 shares. The Company does not report fully diluted loss per share as to do so would be anti-dilutive as a result of the net losses from inception.

Note 3. Income Taxes

There is no provision for Federal or State Income Taxes for the four-month period ended December 31, 2002 and 2001, since the Company incurred losses from inception. Additionally, the Company has reserved fully for any potential tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 31, 2002 and 2001 consist of the following:

	2002	2001
Net operating loss carryforward	$ 249,700	$ 111,000
Valuation allowance	(249,700)	(111,000)
	-0-	-0-

As of June 30, 2003, the Company has a net operating loss carryfoward of approximately $1,227,250 which expires in various years from 2012 through 2017. Should the Company

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

undergo an ownership change as defined in Section 382 of the Internal Revenue Code, utilization of its tax net operating loss carryforwards may be limited.

Note 4. Common Stock

During January, 1998 the Company issued 2,250,000 shares of its common stock to two founders of the Company for services valued at $225.

During November, 1998 the Company completed a private placement offering of its common stock. Pursuant to Rule 504 under Regulation D, the Company issued 500,000 shares of its common stock in satisfaction of $25,000 owed to four parties who had performed services for the Company.

During March, 1999 the Company issued 2,325,200 shares of its common stock to eight parties for services performed for the Company, valued at $232.

During March, 2000 the Company issued 1,219,800 to ten parties for services performed for the Company, valued at $122.

During April, 2000 the Company sold 45,000 shares of its common stock at $1.00 per share to three investors in a private placement, pursuant to Rule 504 under Regulation D, and received total proceeds of $45,000.

During October, 2000 the Company issued 660,000 shares of its common stock to six individuals for consulting services performed, valued at $.0001 per share, or $66. Also during October, 2000 the Company sold 10,000 shares of its common stock to one investor at $1.00 per share. The Company received $5,000 in cash and $5,000 in services rendered to the Company.

In November, 2000 the Company sold 30,000 shares of its common stock to two individual investors at a price of $.50 per share and received total proceeds of $15,000.

In January, 2001 the Company sold 48,000 shares of its common stock to five individual investors at a price of $.50 per share and received total proceeds of $24,000.

In May, 2001 the Company sold 500,000 shares of its common stock to one individual investor at a price of $.50 per share. The Company received proceeds in the amount of $100,000 in May, 2001, $50,000 in June, $50,000 in July, and $50,000 in August, 2001, for a total of $250,000. These shares were sold in reliance on the exemption provided by Section 4(2) of the Act.

In July, 2001 530,000 shares of the Company's common stock were returned to the Company for no consideration and were cancelled.

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

In November, 2001 the Company issued 366,000 shares of its common stock to nine parties who had performed services on behalf of the Company. The shares were issued in consideration of debt owed by the Company, at the agreed upon rate of $.0001 per share, and the shares were sold in reliance on the exemption provided by Section 4(2) of the Act.

In August, 2002 the Company sold 574,286 shares of its common stock to one foreign investor at a price of $.70 per share and received total proceeds of $402,000. The shares were sold pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

In August, 2002 the Company sold 2,000,000 shares of its common stock to two investors at a price of $.05 per share and received total proceeds of $100,000, pursuant to a Common Stock Purchase Agreement, executed effective May 15, 2002.

In October, 2002 the Company authorized issuance of 100,000 restricted shares of its common stock to three directors for a total of 300,000 shares in exchange for providing services to the Company. The shares were valued at $700 ($0.007 per share) for each of the three directors for a total value of $2,100, and are subject to a three year vesting period commencing at the date of authorization of issuance.

In November, 2002 the Company authorized issuance of 399,931 restricted shares of its common stock to its President and 299,949 restricted shares of its common stock to its Chief Financial Officer and Secretary for $0.0067 per share. These shares have been issued in exchange for providing services as consultants to the Company. The shares are subject to a four year vesting period beginning in July, 2002. In accordance with the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" the Company records these awards at their fair value on the measurement date, generally based upon the Black-Scholes valuation model. Because these awards have a four year vesting (service) period, the measurement date is the date performance by the consultant is complete. The Company measures the fair value of the award at each vesting date to determine the stock compensation expense. As a result, management must make frequent assumptions regarding the market value of its common stock given that only several thousand shares have traded since February 24, 2003. Other variables in the Black-Scholes valuation model (volatility, expected future dividend yield and risk free interest rate) must also be frequently estimated by management. Therefore any significant changes in any of these assumptions could have significant impact on the amount of expense recorded in current or future period.

On August 6, 2003, a number of our stockholders agreed to return an aggregate of 3,048,000 shares of our common stock to us for no consideration, thus reducing the total number of our issued and outstanding common stock from 10,998,166 to 7,950,166. These stockholders determined in consultation with our management that, in connection with our acquisition program and on-going financing efforts, it would be in our best interests to reduce the overall

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

number of shares of our common stock that are issued and outstanding. We have cancelled these 3,048,000 shares of common stock and returned them to our treasury. Refer to Form 8-K filed on August 6, 2003.

On August 7, 2003, the Company completed the acquisition of Baker Anderson Christie, Inc. pursuant to which 480,000 shares of the Company's common stock were issued to the stockholders of Baker Anderson Christie, Inc. as an advance payment of the merger consideration and the Company may be obligated to issue additional shares of its common stock as merger consideration in subsequent fiscal quarters. As a result of the completion of the acquisition, Mr. Durham will have the right to purchase 120,000 shares of the Company's common stock at $0.0001 per share and he may be entitled to purchase additional shares of the Company's common stock in subsequent fiscal quarters.

Note 5. Related Party Transactions

The Company's Chief Executive Officer and Chief Financial Officer have held similar positions with First Medical Resources Corporation ("FMRC"). Effective July 24 and 14, 2003 respectively, both officers resigned their positions with FMRC and transferred their stock in FMRC to one of that company's principal investors. Neither officer will have any further involvement with FMRC. When the Company relocated to its new office in October, 2002 certain moving and equipment installation costs were incurred. These costs were advanced by the Company for the benefit of the Company and FMRC. That portion advanced for the benefit of FMRC was repaid in full to the Company in December, 2002.

Ameristar Group Incorporated ("Ameristar") is a corporation that is an affiliate of two corporate shareholders of the Company's common stock and is considered to be a related party. During the six months ended June 30, 2003, the Company paid Ameristar financial consulting fees totaling $10,000, with an additional $20,000 accrued but unpaid at period end.

On November 1, 2001, the Company reached an agreement with Ameristar to provide the Company with management services needed for its continuing development. A Management Services Agreement was executed on that date with Ameristar to provide consulting services, office space, and administrative services for a two-year period. The monthly cost of these services was $5,500, consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services included such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

Effective August 15, 2002, the Management Services Agreement with Ameristar was terminated in accordance with a Termination Agreement executed between the Company and Ameristar on that date. As part of the Termination Agreement, the debt owed to the Company by Ameristar in

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

the amount of $94,165 was cancelled in full payment of compensation owed to Ameristar for additional services provided to the Company.

On January 2, 2003, the Company entered into an agreement with a consulting firm to identify and evaluate potential acquisition candidates. Had such a transaction occurred, the resulting fee would have been paid in shares of the Company's common stock based upon the average closing price of the stock over the previous 20 days. This agreement was terminated on April 29, 2003 with neither party incurring any liability to the other. The Chief Executive Officer of the consulting firm is also one of the Company's directors and is a member of its audit committee.

On March 5, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Gable International Holdings, Ltd., in the principal amount of $100,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum, and matured on June 13, 2003, at which time the principal plus accrued interest were payable in full. On June 13, 2003, the maker of this note agreed to extend the scheduled repayment date until July 14, 2003 at the same interest rate. On July 14th, the scheduled repayment date was extended by the maker until August 31, 2003. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default. The Company paid another stockholder, Atlantic International Capital Holdings, $5,000 as a transaction fee for securing this loan.

On May 1, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matured on July 31, 2003 at which time the principal plus accrued interest were payable in full. On August 1, 2003, the maker of this note agreed to extend the scheduled repayment date until August 21, 2003 at the same interest rate. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default.

On May 23, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Gable International Holdings, Ltd., in the principal amount of $30,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matures on August 21, 2003 at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default.

On June 30, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Atlantic International Capital Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matures on August 13, 2003 at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default.

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

On July 16, 2003, the Company entered into an Agreement and Plan of Reorganization with Nurses Network, Inc., ("NN"). Upon the terms and subject to the conditions in the merger agreement, NN will become a subsidiary of the Company. NN is based in San Francisco, California and provides licensed staff for medical clinics as well as skilled home healthcare visits. Refer to Form 8-K filed on July 16, 2003. A 50% stockholder of NN also serves as one of the Company's directors and a member of its audit committee.

On July 21, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matures on September 3, 2003 at which time the principal plus accrued interest are payable in full. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default.

6. Commitments and Contingencies

On August 14, 2002, the Company entered into an Agreement for period of two years with its current Chairman and CEO, which provides for fees of $200,000 per year. From this date until such date as additional funding may be obtained, the Company's Chairman will be compensated as an independent consultant at a rate of $8,333, payable semi-monthly.

On September 26, 2002, the Company entered into a sublease as successor in interest to premises at 455 Market Street, San Francisco, California. The premise includes 2,487 square feet of office space and furniture. The term of the lease is through July 31, 2004 with a monthly rental through the term of the lease of $4,560. The first, second, and thirteenth through twentieth months of the lease were prepaid as an inducement to the lessee to enter into this sublease.

On October 30, 2002, the Company entered into an agreement with a consulting firm to generate a list of businesses that met the Company's acquisition criteria. The Company paid the consulting firm $14,250 for these services, and has agreed to pay an additional $42,750 for each business identified by the consulting firm if acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition.

On November 15, 2002, the Company entered into an agreement with a consultant to identify businesses that met its acquisition criteria. The Company agreed to pay the consultant five per cent of the first $1,000,000 in the aggregate purchase price paid by us to the seller. This percentage declines by one per cent for each additional $1,000,000 in aggregate purchase price paid by us to the seller at which time the consultant is paid one per cent of the excess of $5,000,000 in aggregate purchase price. To date, no businesses identified by the consultant have resulted in a consummated acquisition, and this agreement was terminated effective February 25,

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

2003. Should such a transaction occur with a company identified by the consultant during the period of time that this agreement was in effect, the consultant's fee will be paid 75% in cash less the $14,250 paid to the consulting firm previously referenced and 25% in shares of the Company's common stock based upon the average closing price of the stock over the previous 20 days prior to the date of consummation.

On January 2, 2003, the Company entered into an agreement with a consulting firm to identify and evaluate potential acquisition candidates. Should such a transaction occur, the fee will be paid by issuing shares of the Company's common stock based upon the average closing price of the common stock over the previous 20 days. This Agreement was terminated on April 29, 2003 with neither party incurring any liability to the other. The Chief Executive Officer of the consulting firm is also one of the Company's directors and serves as a member of its audit committee.

On January 22, 2003, the Company entered into an agreement with a consulting firm to generate a list of businesses headquartered in Florida that met its acquisition criteria. The Company agreed to pay the consulting firm a fee of $7,500 plus out-of-pocket expenses for these services plus an additional $22,500 for each business identified by the consulting firm that was acquired by the Company. To date, no businesses identified by the consulting firm have resulted in a consummated acquisition, and the fee has been paid in full.

Note 7. Concentration of Credit Risk

None.

Note 8. Going Concern

The Company is considered to be a development stage company. Since inception, the Company has been engaged in the development of its business plan, market research, initial website development and seeking financing in order to commence commercial operations. At June 30, 2003, the Company has incurred losses during the development stage of $1,227,250. $93,271 of the cumulative losses has been in the form of non-cash services in exchange for its common stock. The balance of the losses, $1,133,979, was funded by the private placements of common stock, which totaled $822,443, net of placement costs, as of June 30, 2003, and five short term shareholder loans totaling $205,000, net of transaction fees.

The audit report accompanying the Company's financial statements for the four month period ended December 31, 2002 and 2001 contains a going concern qualification because the Company is in the development stage and need additional capital to continue as an entity until the Company begin commercial operations. Refer to "RISK FACTORS" and the audit report contained in "PART F/S" of Form 10-KSB for the four month period ended December 31, 2002 and Form 10-KSB for former fiscal year ended August 31, 2002.

CRDENTIA CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

Management recognizes the need to raise additional funds to continue planned operations. Primary to the Company's solvency is the sale of additional equity in the Company and continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund ongoing development costs. If additional capital is not readily available, the Company will be forced to scale back our development activities and identify other sources of funding. Should the Company not be able to obtain additional financing, there is substantial doubt regarding its ability to continue as a going concern and, as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.

Note 9. Supplemental Disclosure to Cash Flow Statement
	For Three Months Ended Jun. 30, 2003	For Three Months Ended Jun. 30, 2002	From Inception Nov. 10, 1997 to Jun. 30, 2003
Cash paid during the period for:
Interest	-	-	-
Income Taxes	-	-	-
Non Cash Transactions:
Common stock issued for consulting services and market research	-	-	$93,271

Item 2. Management's Discussion and Analysis of
Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and Management's Discussion and Analysis of Financial Conditions and Results of Operations and Risk Factors contained in our transitional report on Form 10-KSB for the four months ended December 31, 2002 as filed with the Securities and Exchange Commission on March 11, 2003 and annual report for the former fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission on November 27, 2002.

Forward-Looking Statements

Some of the information contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to those risks and uncertainties set forth below under the heading "Risk Factors," as well as those risk factors discussed in our Form 10-KSB for the former fiscal year ended August 31, 2002 and transitional report on Form 10-KSB for the four months ended December 31, 2002. Actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties, and we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview of Crdentia's Business Strategy

Our objective is to capitalize on an opportunity that currently exists in the healthcare industry by targeting the critical nursing shortage issue. There are many small existing medical staffing agencies that are addressing the rapidly expanding needs resulting from the severe shortages of highly skilled, licensed healthcare staff. Due to their relatively small capitalization, these agencies are unable to maximize their potential, obtain outside capital, or expand. By consolidating well-run small private companies into a large public entity, we intend to facilitate access to capital, the acquisition of technology, and expanded distribution that, in turn, drive internal growth. We have selected this focus for several reasons, including the significant industry and sector growth, the increased need for skilled healthcare workers, and the potential access to public capital markets.

Our web site is currently under development, but may be viewed at www.crdentia.com. The web site contains more information about our consolidation strategy in the medical staffing arena and market segment, as well as profiles of our management and Board of Directors.

Annual Meeting of Stockholders

We held our annual meeting of stockholders on May 28, 2003. At this meeting, stockholders ratified the Board of Directors' resolution to change our name to Crdentia Corp. and also the selection of the Board of Directors to engage BDO Seidman, LLP as our independent auditors for the year 2003. Refer to Part II, Other Information, Item 4. "Submission of Matters to a Vote of Security Holders" and Form 8-K filed on May 30, 2003. In regard to the change of our name to Crdentia Corp., our OTCBB trading symbol was changed from "LFEN" to "CRNC."

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operation is based on our financial statements, which we prepare in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions also require the application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We periodically review our accounting policies and estimates and make adjustments when facts and circumstances dictate.

Stock-Based Compensation

We have granted and issued 699,880 shares of our common stock to two consultants acting as our president and chief financial officer. The shares are subject to a four year vesting period beginning in July, 2002. In accordance with the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" we record these awards at their fair value on the measurement date, generally based upon the Black-Scholes valuation model. Because these awards have a four year vesting (service) period, the measurement date is the date performance by the consultant is complete. We measure the fair value of the award at each vesting date to determine the stock compensation expense. As a result, management must make frequent assumptions regarding the market value of our common stock given that only several thousand shares have traded since February 24, 2003. Other variables in the Black-Scholes valuation model (volatility, expected future dividend yield and risk free interest rate) must also be frequently estimated by management. Therefore any significant changes in any of these assumptions could have significant impact on the amount of expense recorded in current or future period.

Results of Operations

We did not generate any revenue during the three month period ended June 30, 2003, or during the comparable period for the prior year, and we have never generated revenue since our inception in November 1997. We have been engaged in the development of our business plan, initial market research activities, discussions with acquisition candidates, initial web site development, and seeking initial funding in order to commence commercial operations.

The audit report accompanying our financial statements for the four month period ended December 31, 2002 and 2001 contains a going concern qualification because we are in the development stage and need additional capital to fund our operations until we can begin commercial operations. In this regard, please refer to those risks and uncertainties set forth below under the heading "Risk Factors," as well as the "RISK FACTORS" and the audit report contained in "PART F/S" of Form 10-KSB for the four month period ended December 31, 2002 and Form 10-KSB for former fiscal year ended August 31, 2002.

The net loss for the three month period ended June 30, 2003 was $294,950 compared to a net loss of $41,617 for the comparable period in the prior year, an increased loss of $253,333 resulting primarily from the payment of consulting fees to our executives, legal and accounting fees incurred for general representation, services performed for potential acquisitions, and assistance in various filings with the Securities and Exchange Commission, and payment of our executives' expenses incurred in traveling to meet potential sellers of businesses to us.

During the three month period ended June 30, 2003, we incurred borrowing costs of $4,237 compared to $0 for the comparable period in the prior year. These borrowing costs were the result of obtaining financing for insurance premiums and short term loans from stockholders to meet working capital requirements.

The total cash and cash equivalents at June 30, 2003 were $6,214 compared to $125,463 at December 31, 2002, a decrease of $119,249, resulting primarily from the aforementioned payment of consulting and legal fees, business development, and office occupancy.

Plan of Operation

Our success in achieving profitability will depend upon our ability to consummate acquisitions of healthcare staffing companies, and then to operate them efficiently after consummation. During the implementation of our business plan, we will be subject to all of the risks inherent in an emerging business, including the need to provide reliable and effective products and services, to develop marketing expertise, and to generate sales. In the event that our projected market does not develop as anticipated, our business, financial condition and results of operations could be materially adversely affected.

During the next twelve months, we intend to perform the activities required to establish our business operations. In executing our current plans, our objectives will include the following:

  Finding healthcare companies to acquire and consummate acquisitions

  Raising the necessary funding for our business operations

  Developing brand awareness

  Building an operations structure to support the business

  Developing management information systems and technology to support operations

  Attracting and retaining qualified personnel

According to our estimates, from $500,000 to $1,500,000 will be needed through the six months ending December 31, 2003 to establish these business operations. At June 30, 2003, we had cash totaling $6,214. As a result, our ability to establish these business operations in the coming six months on the terms proposed will therefore depend upon our ability to raise additional equity for working capital purposes. In the event that we fail to raise this necessarily working capital, our ability to establish these business operations as proposed, will be materially and adversely affected.

We have received an audit opinion which includes a "going concern" emphasis. We are aware of this risk and are attempting to raise the necessary capital to fund our operations through the sale of additional equity. If additional capital is not readily available, we will be forced to scale back our development activities and attempt to develop other sources of revenue. Notwithstanding the foregoing, there is substantial doubt regarding our ability to continue as a going concern without additional working capital investment and, as such, we are substantially dependent upon our ability to raise sufficient capital to cover our development costs. Our planned business does not require the purchase of plants, factories, extensive capital equipment, or inventory.

We had no employees at June 30, 2003. On August 7, 2003, we completed the acquisition of Baker Anderson Christie, Inc., a company that has approximately 25 employees. We intend to hire additional employees during the next six months as our business plan is executed, which will be dependent on our ability to raise the required funds. In the interim, we will rely on our management to perform the activities required for preliminary business development. The failure to attract and retain the additional required personnel would have a material adverse effect on our business and results of operations.

Completed and Pending Transactions

On August 7, 2003, we completed the acquisition of Baker Anderson Christie, Inc. pursuant to an Agreement and Plan of Reorganization, dated June 19, 2003 and amended July 31, 2003, by and among us, Baker Anderson Christie, Inc., BAC Acquisition Corporation, our wholly owned subsidiary and the stockholders of Baker Anderson Christie, Inc. Baker Anderson Christie, Inc. is based in San Francisco, California and provides total clinical staffing for both residential care facilities and hospices. Upon the terms and subject to the conditions in the merger agreement, BAC Acquisition Corporation was merged with and into Baker Anderson Christie, Inc. and Baker Anderson Christie, Inc. survived the merger as our subsidiary. The total merger consideration is equal to six times the sum of Baker Anderson Christie, Inc.'s earnings before interest, taxes, depreciation and amortization for the six consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2003 and will be payable solely in shares of our common stock. At the closing, we issued an aggregate of 480,000 shares of our common stock to the stockholders of Baker Anderson Christie, Inc. as an advance payment of the merger consideration and we may issue additional shares of our common stock as merger consideration in subsequent fiscal quarters.

We entered into a binding letter of intent on March 17, 2003, which was amended on May 5, 2003, for the acquisition of 100% of the issued and outstanding capital stock of New Age Staffing, Inc., a privately held medical staffing company headquartered in Nashville, TN for a total purchase price of $11 million. The initial purchase price will be an amount equal to 7.75 times New Age Staffing, Inc.'s earnings before taxes, depreciation and amortization for the twelve months ended December 31, 2002, as reported by a certified public accounting firm acceptable to us in such audited financial statements. The payment terms in accordance with the letter of intent are to be 17.5% in cash in immediately available funds, 17.5% in the form of a note payable to the sellers, and 65% in the form of shares of our common stock. The difference between the total purchase price and the initial purchase price will be payable in equal installments on the first and second anniversaries of the closing of this transaction, with 10% of the payment to be made in cash and 90% to be made in the form of shares of our common stock. A number of additional terms and conditions are contained in the letter of intent and are to be incorporated in the formal agreement currently in the process of being drafted. Among the conditions for the acquisition to proceed is the requirement that we raise additional financing sufficient to pay the sellers the cash portion of the initial purchase price and our diligence review. To date, management has had discussions with several parties regarding such financing but has not yet secured any commitments.

On July 16, 2003, the Company, Nurses Network, Inc., NNI Acquisition Corporation, our wholly owned subsidiary and certain stockholders of Nurses Network, Inc. entered into an Agreement and Plan of Reorganization. Nurses Network, Inc. is based in San Francisco, California and provides licensed staff for medical clinics as well as skilled home healthcare visits. Upon the terms and subject to the conditions in the merger agreement, NNI Acquisition Corporation will be merged with and into Nurses Network, Inc. and Nurses Network, Inc. will survive the merger as our subsidiary. The transaction has been approved by our board of directors and the board of directors and the shareholders of Nurses Network, Inc. The closing of the transaction is subject to customary closing conditions and due diligence. The merger consideration will equal sixty percent (60%) of the sum of Nurses Network, Inc.'s revenue for the six consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2003 and will be payable solely in shares of our common stock. A 50% shareholder of Nurses Network, Inc. also serves as one of our directors and as a member of our audit committee

Related Party Transactions

Our Chief Executive Officer and Chief Financial Officer have held similar positions with First Medical Resources Corporation ("FMRC"). Effective July 24 and 14, 2003 respectively, both officers resigned their positions with FMRC and transferred their stock in FMRC to one of that company's principal investors. Neither officer will have any further involvement with FMRC. When we relocated to our new office in October, 2002, certain moving and equipment installation costs were incurred. These costs were advanced by us for the benefit of ourselves and FMRC. That portion advanced for the benefit of FMRC was repaid in full to us in December 2002.

During the six months ended June 30, 2003, we paid consulting fees totaling $10,000 to Ameristar Group Incorporated ("Ameristar"), with an additional $20,000 accrued but unpaid at period end. Ameristar is an affiliate of Remsen Group, Ltd. and Wilmont Holding Corp., two of our stockholders. (See Note 5 to Financial Statements, Related Party Transactions.)

On January 2, 2003, we entered into an agreement with a consulting firm to identify and evaluate potential acquisition candidates. Should such a transaction have occurred, the fee would have been paid by issuing shares of our common stock based upon the average closing price of the common stock over the previous 20 days. This Agreement was terminated on April 29, 2003 with neither party incurring any liability to the other. The Chief Executive Officer of the consulting firm is also one of our directors and serves as a member of our audit committee.

As previously described, on July 16, 2003, we entered into an Agreement and Plan of Reorganization with Nurses Network, Inc. Upon the terms and subject to the conditions in the merger agreement, Nurses Network, Inc. will become our subsidiary. Nurses Network, Inc. is based in San Francisco, California and provides licensed staff for medical clinics as well as skilled home healthcare visits. Refer to Form 8-K filed on July 18, 2003. A 50% shareholder of Nurses Network, Inc. also serves as one of our directors and as a member of our audit committee.

On August 6, 2003, a number of our stockholders agreed to return an aggregate of 3,048,000 shares of our common stock to us for no consideration, thus reducing the total number of our issued and outstanding common stock on that date from 10,998,166 to 7,950,166. These stockholders determined in consultation with our management that, in connection with our acquisition program and on-going financing efforts, it would be in our best interests to reduce the overall number of shares of our common stock that are issued and outstanding. We have cancelled these 3,048,000 shares of common stock and returned them to our treasury. Refer to Form 8-K filed on August 6, 2003.

Liquidity and Capital Resources

On March 5, 2003, we executed a Promissory Note in favor of one of our stockholders, Gable International Holdings, Ltd., in the principal amount of $100,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum, and matured on June 13, 2003, at which time the principal plus accrued interest were payable in full. On June 13, 2003, the maker of this note agreed to extend the scheduled repayment date until July 14, 2003 at the same interest rate. On July 14th, the scheduled repayment date was extended by the maker until August 31, 2003. If we should default on this Note, interest will accrue at 18% per annum as of the date of default. We paid another stockholder, Atlantic International Capital Holdings, $5,000 as a transaction fee for securing this loan.

On May 1, 2003, we executed a Promissory Note in favor of one of our stockholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matured on July 31, 2003 at which time the principal plus accrued interest were payable in full. On August 1, 2003, the maker of this note agreed to extend the scheduled repayment date until August 21, 2003 at the same interest rate. If we should default on this Note, interest will accrue at 18% per annum as of the date of default.

On May 23, 2003, we executed a Promissory Note in favor of one of our stockholders, Gable International Holdings, Ltd., in the principal amount of $30,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matures on August 21, 2003 at which time the principal plus accrued interest are payable in full. If we should default on this Note, interest will accrue at 18% per annum as of the date of default.

On June 30, 2003, we executed a Promissory Note in favor of one of our stockholders, Atlantic International Capital Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matures on August 13, 2003 at which time the principal plus accrued interest are payable in full. If we should default on this Note, interest will accrue at 18% per annum as of the date of default.

On July 21, 2003, we executed a Promissory Note in favor of one of our stockholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matures on September 3, 2003 at which time the principal plus accrued interest are payable in full. If we should default on this Note, interest will accrue at 18% per annum as of the date of default.

At June 30, 2003, we had cash totaling $6,214. There is no assurance that we will be able to raise the amount of capital required to meet our working capital needs.

Risk Factors

   Lack of Operating History and Earnings. We were formed in November, 1997, and have no operating history or revenues. Most recently, we have been engaged in the development of a new business plan and the search for funding in order to commence commercial operations. Therefore, we must be considered to be a "start-up" operation and subject to all the risks inherent in a new business venture, many of which are beyond our control, including the inability to implement successful operations, lack of capital to finance acquisitions and failure to achieve market acceptance.

   Reliance Upon Management. Presently, we are totally dependent upon the personal efforts of our management team. The loss of any officer or director of the Company could have a material adverse effect upon the business and future prospects of the Company. We do not presently have key-person life insurance upon the life of any of our officers or directors. Further, all decisions with respect to management of our affairs will be made exclusively by current management. We will also employ independent consultants to provide business and marketing advice. Such consultants have no fiduciary duty to us or our stockholders, and may not perform as expected. Our success will, in significant part, depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as we implement our planned expansion of commercial operations, we will require the services of additional skilled personnel. There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.

   The Company's Financial Statements Contain a "Going Concern Qualification". We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in the development stage and need additional funds to implement our plan of operations. As of June 30, 2003, we had cash totaling $6,214. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise this additional working capital would materially and adversely affect our ability to continue as a going concern.

   Short Term Promissory Notes. At June 30, 2003, we had a cash balance of $6,214. As discussed previously under the heading "Liquidity and Capital Resources," we have borrowed approximately $205,000 from two of our stockholders to finance our operations pursuant to Promissory Notes. Depending upon their respective terms, the Promissory Notes mature between August 13th and September 3rd, 2003, at which point the respective Promissory Notes become immediately payable in full and interest will accrue at an applicable default rate. We can make no assurances that we will be able to raise the necessary working capital to repay these Promissory Notes prior to their maturity date or that the noteholders will agree to extend the terms of the Promissory Notes on terms acceptable to us. Our inability to repay these Promissory Notes when due would have a material, adverse affect upon our business and operations.

   Ability to Fund Business and Acquisition Strategy. Our business strategy will require that substantial capital investment and adequate financing be available to us for the completion of acquisitions, development and integration of operations and technology as needed. In the event that we cannot obtain the necessary capital to fund our operations as planned, we may need to limit our operations and development activities. We cannot guarantee that such capital investment will be available to us at all or on terms that are acceptable to us. Our failure to obtain the necessary amount of working capital to fund our operations as currently anticipated could have a material, adverse effect upon our capacity to continue operations.

   Issuance of Additional Shares of Common Stock or Incurrence of Additional Indebtedness. Our ability to continue as a going concern and to fund our planned operations will require that we obtain substantial capital investment and financing. We may raise these funds by selling additional shares of our common stock or by incurring additional debt. Depending on the terms negotiated with potential investors, such shares of common stock may be issued at a price per share significantly less than the trading prices listed for our common stock on the OTC Bulletin Board and thus may be significantly dilutive to our current stockholders. In addition, such dilution could likely have a depressive effect on the market price of our common stock, should a public market continue for our shares of common stock. In addition, any debt financing that we are able to obtain, if any, may involve significant interest expense or restrictive covenants that may limit our operations.

   Ability To Complete Acquisitions. Our acquisition plan depends on our ability to identify suitable acquisition candidates, effectively integrate acquired companies into our organization, retain personnel and customers in the acquired companies and obtain necessary financing on acceptable terms. As previously described under the heading "Completed and Pending Transactions," in addition to our acquisition of Baker Anderson Christie, Inc., we have entered into a binding letter of intent and an additional agreement and plan of reorganization to acquire two nurse staffing agencies. Additionally, we entered into two consulting agreements regarding the identification of potential acquisitions. However, there can be no assurances that any or all of these transactions will be consummated on the terms proposed. Our failure to consummate these transactions on the terms proposed could have a material, adverse effect on our business and operations.

   Risk Associated with Acquisitions. As previously described under the heading "Completed and Pending Transactions," we recently completed our acquisition of Baker Anderson Christie, Inc., and we have entered into a binding letter of intent and an agreement and plan of reorganization to acquire two nurse staffing agencies. However, any acquisition that we complete or will contemplate, including Baker Anderson Christie, Inc., is accompanied by risks which include difficulty assimilating the operations and personnel of acquired businesses, maximizing our financial and strategic position through the successful incorporation and integration of acquired personnel and customers, maintaining uniform standards and preventing the impairment of relationships with employees and customers. Additionally, as we implement our business plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such acquisition plan. Our failure to integrate these businesses satisfactorily, including Baker Anderson Christie, Inc., or to consummate these transactions on the terms proposed could have a material, adverse effect on our business and operations.

   Uncertainty As To Management's Ability To Control Costs And Expenses. With respect to our planned operations, management cannot accurately project or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future. Consequently, even if we are successful in implementing our planned commercial operations (of which there can be no assurance), management still may not be able to control costs and expenses adequately, and such operations may generate losses.

   Possible Adverse Effect of Government Regulations and Future Regulatory Changes Regarding Healthcare. Although our planned operations are currently not subject to any regulations governing the acquisition of healthcare companies, it is possible that, in the future, such regulations may be legislated. Although we cannot predict the extent of any such future regulations, a possibility exists that future or unforeseen changes may have an adverse impact upon our ability to continue or expand our operations as presently planned.

   No Dividends. We have not paid any dividends to date nor, by reason of our present financial status and contemplated financial requirements, do we anticipate paying any dividends in the foreseeable future.

   Competition. We are a start-up venture with no established commercial operations. As such, in all aspects of our planned operations, we will face significant competition from many companies virtually all of which are larger, better financed and have significantly greater market recognition than us.

   Lack of Public Market For Securities. We received approval to list our common stock on the OTC Bulletin Board and trading of shares began on February 24, 2003. There can be no assurances, however, that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue.

   Risks of Low-Priced Stocks And Possible Effect of "Penny Stock" Rules on Liquidity. Our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

   Shares Eligible for Future Sale. A total of 7,950,166 shares of common stock were issued and outstanding as of August 6, 2003, of which in excess of 4,376,000 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. Sales under Rule 144 may have a depressive effect on the market price of our common stock, should a public market develop or continue for our common stock.

   Shares Eligible for Purchase. Subject to the terms and conditions of a Common Stock Purchase Agreement dated May 15, 2002 with James Durham, during the one year period beginning on the closing date of our first acquisition of an operating company, he has the right to purchase at a purchase price of $0.0001 per share, up to a number of additional shares of our common stock equal to twenty-five (25%) of the aggregate number of additional shares of our common stock and other securities convertible into common stock issued in connection with any Acquisition. On August 7, 2003, we completed the acquisition of Baker Anderson Christie, Inc. pursuant to which we issued an aggregate of 480,000 shares of our common stock to the stockholders of Baker Anderson Christie, Inc. as an advance payment of the merger consideration and we may be obligated to issue additional shares of our common stock as merger consideration in subsequent fiscal quarters. As a result of the completion of the acquisition, Mr. Durham will have the right to initially purchase 120,000 shares of our common stock at $0.0001 per share and he may be entitled to purchase additional shares of our common stock in subsequent fiscal quarters. In the event that we are required to issue additional shares of common stock to Mr. Durham in connection with the closing of the Baker Anderson Christie, Inc. acquisition or in connection with any other completed acquisition, such issuances may cause substantial dilution to our stockholders and may have a depressive effect on the market price of our securities, should a public market continue for our shares of common stock.

Item 3. Controls and Procedures

Based on their evaluation, as of the end of the three month period covered by this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. Due to the limited number of personnel, we do not fully segregate a number of core business processes or control activities.

There has been no change in our internal controls over financial reporting that occurred during the three month period covered by this Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation currently pending against us.

Item 2. Change in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     An annual meeting of stockholders was held on May 28, 2003.

(b)     The annual meeting of stockholders did not involve the election of directors.

(c)     The following matters were approved at the aforementioned annual meeting of stockholders:

1.     An amendment to our Certificate of Incorporation, changing our corporate name from Lifen, Inc. to Crdentia Corp. A total of 7,205,952 votes were cast for this proposal, no votes against, no abstentions, and no broker non-votes.

2.     The selection of BDO Seidman, LLP as our independent auditors for the year 2003. A total of 7,205,952 votes were cast for this proposal, no votes against, no abstentions, and no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.     Description

2.1(1)	Letter of Intent dated March 17, 2003 by and between Crdentia Corp. and New Age Staffing, Inc., as amended May 5, 2003.
2.2(2)

Agreement and Plan of Reorganization, dated as of June 19, 2003, by and among Crdentia Corp., Baker Anderson Christie, Inc., BAC Acquisition Corporation and certain stockholders of Baker Anderson Christie, Inc. (the "BAC Merger Agreement"). Certain schedules and exhibits referenced in the BAC Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.3	Amendment No. 1, dated as of July 31, 2003, to the BAC Merger Agreement.
2.4(3)

Agreement and Plan of Reorganization, dated as of July 16, 2003, by and among Crdentia Corp., Nurses Network, Inc., NNI Acquisition Corporation and certain stockholders of Nurses Network, Inc. (the "NNI Merger Agreement"). Certain schedules and exhibits referenced in the NNI Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1(4)	Restated Certificate of Incorporation.
3.2	Certificate of Amendment to Restated Certificate of Incorporation.
3.2(4)	Restated Bylaws.
4.0	Specimen Stock Certificate.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

___________________________________________________________________

(1)     Previously filed on Form 8-K on March 18, 2003.
(2)     Previously filed on Form 8-K on June 20, 2003.
(3)     Previously filed on Form 8-K on July 18, 2003.
(4)     Previously filed on Form 8-K on August 21, 2002.

(b)     Reports on Form 8-K

Form 8-K was filed on May 30, 2003 regarding the change of the corporation name to Crdentia Corp. and ratification of the selection of BDO Seidman, LLP as the Company's independent auditors for the year 2003.

Form 8-K was filed on June 3, 2003 regarding a press release announcing that, at its annual meeting on May 28, 2003, shareholders ratified a Board of Directors resolution to change the company's name to Crdentia Corp. and also ratified their recommendation to engage BDO Seidman, LLP as independent accountants for the year 2003.

Form 8-K/A was filed on June 4, 2003 amending the Form 8-K filed on May 30, 2003 to amend Item 4, Changes in Registrant's Certifying Accountant, to include a statement that the disclosure regarding the Registrant's former independent auditor includes the subsequent interim period from February 5, 2003 through the date of dismissal on May 28, 2003.

Form 8-K was filed on June 20, 2003 regarding an Agreement and Plan of Reorganization the Company entered into with Baker Anderson Christie, Inc., BAC Acquisition Corporation, a wholly owned subsidiary of Crdentia Corp. and certain stockholders of Baker Anderson Christie, Inc.

Form 8-K was filed on July 18, 2003 regarding an Agreement and Plan of Reorganization the Company entered into with Nurses Network, Inc., NN Acquisition Corporation, a wholly owned subsidiary of Crdentia Corp. and certain stockholders of Nurses Network, Inc.

Form 8-K was filed on August 6, 2003 regarding the return to the Company's Treasury of 3,048,000 shares of its common stock.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2003

By:  /s/ James D. Durham
               James D. Durham
              Chief Executive Officer

Dated: August 8, 2003

By:  /s/ Lawrence M. Davis
               Lawrence M. Davis
              Chief Financial Officer

EXHIBIT INDEX

Exhibit No.     Description

2.1(1)	Letter of Intent dated March 17, 2003 by and between Crdentia Corp. and New Age Staffing, Inc., as amended May 5, 2003.
2.2(2)

Agreement and Plan of Reorganization, dated as of June 19, 2003, by and among Crdentia Corp., Baker Anderson Christie, Inc., BAC Acquisition Corporation and certain stockholders of Baker Anderson Christie, Inc. (the "BAC Merger Agreement"). Certain schedules and exhibits referenced in the BAC Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.3	Amendment No. 1, dated as of July 31, 2003, to the BAC Merger Agreement.
2.4(3)

Agreement and Plan of Reorganization, dated as of July 16, 2003, by and among Crdentia Corp., Nurses Network, Inc., NNI Acquisition Corporation and certain stockholders of Nurses Network, Inc. (the "NNI Merger Agreement"). Certain schedules and exhibits referenced in the NNI Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1(4)	Restated Certificate of Incorporation.
3.2	Certificate of Amendment to Restated Certificate of Incorporation.
3.2(4)	Restated Bylaws.
4.0	Specimen Stock Certificate.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

___________________________________________________________________

(1)     Previously filed on Form 8-K on March 18, 2003.
(2)     Previously filed on Form 8-K on June 20, 2003.
(3)     Previously filed on Form 8-K on July 18, 2003.
(4)     Previously filed on Form 8-K on August 21, 2002.