Form 10QSB
period 2003-09-30
CRDENTIA CORP
filed 2003-11-14
CIK 1073857

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

              For the quarterly period ended September 30, 2003.


        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______


                        Commission File Number 0-31152


                                CRDENTIA CORP.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                            (Formerly Lifen, Inc.)

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


15,432,864 shares of Common Stock, $.0001 par value, outstanding on November 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

--------------------------------------------------------------------------------

                                CRDENTIA CORP.

                         Form 10-QSB Quarterly Report
                For Quarterly Period Ended September 30, 2003


                              Table of Contents

                                                                         Page
                                                                         ----

PART I -- FINANCIAL INFORMATION                                           1


Item 1.   Consolidated Financial Statements (Unaudited)                   1

          Consolidated Balance Sheet at September 30, 2003 and
          Consolidated Balance Sheet at December 31, 2002                 1

          Consolidated Statements of Operations
          For Three and Nine Months Ended
          September 30, 2003 and September 30, 2002                       2

          Consolidated Statements of Cash Flows
          For Nine Months Ended
          September 30, 2003 and September 30, 2002                       3

          Notes to Financial Statements                                   4


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   17

Item 3.   Controls and Procedures                                         31


PART II -- OTHER INFORMATION                                              32


SIGNATURE                                                                 36

EXHIBIT INDEX                                                             37

                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                CRDENTIA CORP.

                         Consolidated Balance Sheets

                                        September 30, 2003   December 31, 2002
                                            (unaudited)
                                        ------------------   -----------------
Current assets:
   Cash                                  $        367,779     $       125,463
   Accounts receivable, net                     1,088,810                   -
   Other current assets                           187,763              33,126
                                        ------------------   -----------------
Total current assets                            1,644,352             158,589


Property and equipment, net                        39,201               6,418
Goodwill                                        3,727,545                   -
Other identifiable intangible assets, net         466,729                   -
Other assets                                      167,771              48,803
                                        ------------------   -----------------
Total assets                             $      6,045,598    $        213,810
                                        ==================   =================

Current liabilities:
   Accounts payable and
     accrued expenses                    $        807,868    $         53,713
   Accrued employee compensation
     and benefits                                 127,568                   -
   Revolving lines of credit                      422,337                   -
   Current portion of notes
     payable to lenders                           916,667                   -
   Current portion of notes
     payable to sellers                         1,290,000                   -
   Other current liabilities                       24,419                   -
                                        ------------------   -----------------
Total current liabilities                       3,588,859              53,713
                                        ------------------   -----------------

Long term debt:
   Notes payable to lenders                        74,216                   -
   Notes payable to sellers                       360,000                   -
                                        ------------------   -----------------
                                                  434,216                   -
                                        ------------------   -----------------
Total liabilities                               4,023,075              53,713
                                        ------------------   -----------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $0.0001
     Authorized 50,000,000 shares
     Issued and outstanding
     15,314,780 shares                             1,837                1,100
   Additional paid in capital,
     net of cost of issuing
     common stock and debt                    18,014,366              821,344
   Accumulated deficit                       (15,993,680)            (662,347)
                                        ------------------   -----------------
Total stockholders' equity                     2,022,523              160,097
                                        ------------------   -----------------

Total liabilities and
  stockholders' equity                   $      6,045,598     $       213,810
                                        ==================   =================

The accompanying notes are an integral part of these consolidated financial statements.


                                CRDENTIA CORP.

                     Consolidated Statements of Operations
                                 (unaudited)


                                           Three Months Ended                 Nine Months Ended
                                              September 30,                     September 30,
                                    --------------------------------  --------------------------------
                                          2003             2002             2003             2002
                                    ---------------  ---------------  ---------------  ---------------
Revenue from services                $     589,108    $           -    $     589,108    $           -
Direct operating expenses                  430,234                -          430,234                -
                                    ---------------  ---------------  ---------------  ---------------
   Gross profit                            158,874                -          158,874                -
                                    ---------------  ---------------  ---------------  ---------------

Operating expenses
   Selling, general, and
     administrative expenses               431,640          190,275          911,065          248,566
   Bad debt expense                          3,488                -            3,488                -
   Depreciation and amortization             1,556               40            2,085              160
   Non-cash compensation                14,475,099                -       14,555,921                -
                                    ---------------  ---------------  ---------------  ---------------
Total operating expenses                14,911,783          190,315       15,472,559          248,726
                                    ---------------  ---------------  ---------------  ---------------

Loss from operations                   (14,752,909)        (190,315)     (15,313,685)        (248,726)
Other expenses:
   Interest expense, net                    12,789                -           17,648                -
                                    ---------------  ---------------  ---------------  ---------------
Loss from operations
  before income taxes                  (14,765,698)        (190,315)     (15,331,333)        (248,726)
Income tax expense                               -                -                -                -
                                    ---------------  ---------------  ---------------  ---------------

Net loss                             $ (14,765,698)   $    (190,315)   $ (15,331,333)   $    (248,726)
                                    ===============  ===============  ===============  ===============
Basic and diluted loss per share     $       (1.48)   $       (0.02)   $       (1.44)   $       (0.03)
                                    ===============  ===============  ===============  ===============
Weighted number of shares
  outstanding- basic and diluted         9,981,561        8,683,162       10,655,574        7,848,333
                                    ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.


                                CRDENTIA CORP.

                     Consolidated Statements of Cash Flows
                    For The Nine Months Ended September 30

                                                    2003              2002
                                                 (unaudited)       (unaudited)
                                               ---------------   ---------------
Operating activities

Net loss                                        $ (15,331,333)    $    (248,726)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation                                         2,085               160
   Bad debt expense                                     3,488                 -
   Non-cash compensation                           14,555,921                 -
   Changes in operating assets and
     liabilities, net of effects of
     purchases of subsidiaries:
       Accounts receivable                            122,858            (4,050)
       Other current assets                           111,758           143,201
       Accounts payable and accrued expenses          534,384            11,569
       Accrued employee compensation
         and benefits                                (129,587)                -
                                               ---------------   ---------------
Net cash used by operating activities                (130,426)          (97,846)
                                               ---------------   ---------------

Investing activities

Purchases of property and equipment                    (2,063)                -
Disposal of fixed assets                                    -               705
Cash paid for acquisition of
  subsidiaries, net of cash received                 (269,862)                -
Other investing acitivites                            (44,161)                -
                                               ---------------   ---------------
Net cash used in investing activities                (316,086)              705
                                               ---------------   ---------------

Financing activities

Proceeds from issuance of common stock                      -           447,695
Repayment of debt                                    (168,889)                -
Repayment of revolving lines of credit               (128,394)                -
Proceeds from issuance of notes payable               986,111                 -
                                               ---------------   ---------------
Net cash used in financing activities                 688,828           447,695
                                               ---------------   ---------------

Change in cash                                        242,316           350,554
Cash at beginning of period                           125,463               206
                                               ---------------   ---------------
Cash at end of period                           $     367,779     $     350,760
                                               ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.


                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

The accompanying consolidated financial statements of Crdentia Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. For further information, refer to the financial statements and footnotes thereto included in our transitional report on Form 10-KSB for the four months ended December 31, 2002 as filed with the Securities and Exchange Commission on March 11, 2003 and annual report for the former fiscal year ended August 31, 2002 as filed with the Securities and Exchange Commission on November 27, 2002.


Note 1.  Organization
---------------------

Crdentia Corp. (the "Company") was incorporated under the laws of the State of Delaware on November 10, 1997 under the name Digivision International, Ltd. The Company's name was changed to Lifen, Inc. on June 22, 2000 and changed to Crdentia Corp. on May 28, 2003. The Company commenced commercial operations on August 7, 2003 when it acquired Baker Anderson Christie, Inc., a San Francisco based home health care agency. On September 22, 2003, the Company acquired New Age Staffing, Inc., a Nashville, TN and New Orleans, LA based travel nurse and per diem staffing company. The accompanying financial statements include the results of operations of these two wholly owned subsidiaries from their respective dates of acquisition through the end of this reporting period. All material intercompany transactions have been eliminated in consolidation. As more fully described in Note 12, the Company acquired Nurses Network, Inc. on October 2, 2003 and on November 4, 2003 executed an Agreement and Plan of Reorganization to acquire PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. The Company has only one operating segment.

On February 21, 2003, the Company received approval from the National Association of Securities Dealers ("NASD") to permit shares of its common stock to be traded on the Over The Counter Bulletin Board ("OTCBB"). The first trade occurred on February 24, 2003. The Company's common stock is thinly traded, with little or average daily trading volume.


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

                               CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

Fixed Assets
------------
Fixed assets are stated at cost. Depreciation is provided for utilizing the straight-line method over the three year estimated useful life of the asset. The cost of maintenance and repairs is charged to operations as incurred.


Identifiable Intangible Assets
------------------------------
Certain assets acquired through the purchase of the Company's subsidiaries are amortized over their estimated useful lives of five years. During the three month period ended September 30, 2003, the Company recognized approximately $3.7 million in goodwill related to its purchases of Baker Anderson Christie, Inc. and New Age Staffing, Inc. Goodwill is not amortized to expense. However, the Company periodically reviews the value of goodwill for impairment.


Non-Cash Compensation
---------------------
Shares of the Company's common stock have been granted to certain of its directors and consultants for services rendered to it. The Company recognizes as compensation expense that portion of the respective grants that vest during the quarter multiplied by the difference between the per share fair market value of the common stock and the per share grant price. An offsetting entry is recorded to additional paid-in capital.


Accounting for Impairment of Long-Lived Assets
----------------------------------------------
In accordance with SFAS 142 and 144, the Company has adopted a policy of recording an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.


Website Development
-------------------
In accordance with SOP 98-1, the Company expensed costs incurred in the preliminary project stage and most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs are capitalized once certain criteria are met.


Income Taxes
------------
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of our assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized


Per Share Data
--------------
The Company adopted the standards set by the Financial Accounting Standards Board and compute earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basis per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. Excluded from basic earnings

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

per share data is the unvested portion of restricted stock grants totaling 747,824 shares. The Company does not report fully diluted loss per share as to do so would be anti-dilutive as a result of the net loss for each of the respective periods included herein.


Note 3.  Acquisitions
---------------------

During the quarter ended September 30, 2003, the Company commenced commercial operations as the result of closing two acquisitions. Significant account policies regarding these acquisitions are as follows:


Baker Anderson Christie, Inc.

On August 7, 2003, the Company acquired Baker Anderson Christie, Inc. ("BAC") in exchange for 480,000 shares of its common stock, which was valued at $0.36 per share based upon the appraisal performed by an independent, third party professional valuation firm. The primary purpose of the acquisition was to enable the Company to enter the home health care segment of the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

          Cash acquired                              $      77,257
          Tangible assets acquired                         171,395
          Customer related intangible assets                 5,000
          Goodwill                                         109,873
                                                     -------------
               Total assets acquired                       363,525

          Liabilities assumed                              126,296
                                                     -------------
               Net assets acquired                   $     237,229
                                                     =============

The acquisition will be accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by management's estimate. As the merger consideration was paid entirely in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The Company may issue additional shares of its common stock to the former stockholders of BAC should its results of operations exceed performance standards established in the merger agreement.

New Age Staffing, Inc.

On September 22, 2003, the Company acquired New Age Staffing, Inc. ("NAS") in exchange for $400,000 in cash, $1,290,000 in notes payable during the next year, a $360,000 note payable in two years, and 6,884,614 shares of the Company's common stock, which was valued at $0.36 per share based upon the appraisal performed by an independent, third party professional valuation firm. The primary purpose of the acquisition was to enable the Company to enter the travel

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

nurse segment of the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

          Cash acquired                              $      61,887
          Tangible assets acquired                       1,410,491
          Customer related intangible assets               460,000
          Goodwill                                       3,617,672
                                                     -------------
               Total assets acquired                     5,550,050

          Liabilities assumed                              904,504
                                                     -------------
               Net assets acquired                   $   4,645,546
                                                     =============

The acquisition will be accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by the independent, third party professional valuation firm. As a material portion of the merger consideration was paid in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes.


Note 4.  Income Taxes
---------------------

There is no provision for federal or state income taxes for the nine-month periods ended September 30, 2003 and 2002, since the Company incurred losses from inception. Additionally, the Company has reserved fully for any potential tax benefits resulting from its carryforward operating losses.

As of September 30, 2003, the Company has a net operating loss carryfoward of approximately $1.5 million which expires in various years from 2012 through 2017. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, utilization of its tax net operating loss carryforwards may be limited.


Note 5.  Common Stock
---------------------

In August, 2002 the Company sold 2,000,000 shares of its common stock to two investors at a price of $0.05 per share and received total proceeds of $100,000, pursuant to a Common Stock Purchase Agreement, executed effective May 15, 2002. Pursuant to this Agreement, James D. Durham, the Company's Chairman and Chief Executive Officer, has the right to purchase at a per share price of $0.0001 a number of shares of common stock from the Company equal to 25% of the number of shares of the Company's common stock issued or issuable in connection with certain acquisitions completed by the Company on or before August 7, 2004. Mr. Durham's right to purchase such additional shares of common stock will expire on August 7, 2005.

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

In August, 2002 the Company sold 574,286 shares of its common stock to one foreign investor at a price of $0.70 per share and received total proceeds of $402,000. The shares were sold pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

In October, 2002 the Company authorized the issuance of 100,000 restricted shares of its common stock to three directors for a total of 300,000 shares in exchange for providing services to the Company. The shares were valued at $700 ($0.007 per share) for each of the three directors for a total value of $2,100, and are subject to a three year vesting period commencing at the date of authorization of issuance.

In November, 2002 the Company authorized the issuance of 399,931 restricted shares of its common stock to its President and 299,949 restricted shares of its common stock to its Chief Financial Officer and Secretary for $0.0067 per share. These shares have been issued in exchange for providing services as consultants to the Company. The shares are subject to a four year vesting period beginning in July, 2002. In accordance with the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" the Company records these awards at their fair value on the measurement date, generally based upon the Black-Scholes valuation model. Because these awards have a four year vesting (service) period, the measurement date is the date performance by the consultant is complete. The Company measures the fair value of the award at each vesting date to determine the stock compensation expense. As a result, management must make frequent assumptions regarding the market value of its common stock given that only several thousand shares have traded since February 24, 2003. Other variables in the Black-Scholes valuation model (volatility, expected future dividend yield and risk free interest rate) must also be frequently estimated by management. Therefore any significant changes in any of these assumptions could have significant impact on the amount of expense recorded in current or future period.

On August 6, 2003, a number of the Company's stockholders agreed to return an aggregate of 3,048,000 shares of the Company's common stock to treasury for no consideration, thus reducing the total number of the Company's issued and outstanding shares of common stock from 10,998,166 to 7,950,166. These stockholders determined in consultation with the Company's management that, in connection with the Company's acquisition program and on-going financing efforts, it would be in the Company's best interests to reduce the overall number of shares of the Company's issued and outstanding common stock. The Company cancelled these 3,048,000 shares of common stock and returned them to treasury. Refer to Form 8-K filed on August 6, 2003. In accordance with the provisions of APB Statement No. 25, the effect of this return of shares to the Company's treasury is to generate non-cash compensation expense of $5.7 million as the imputed increase in the value of the Company's stock to its officers and directors.

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

On August 7, 2003, the Company completed the acquisition of Baker Anderson Christie, Inc. pursuant to which 480,000 shares of the Company's common stock were issued to the stockholders of Baker Anderson Christie, Inc. as an advance payment of the merger consideration and the Company may be obligated to issue additional shares of its common stock as merger consideration in subsequent fiscal quarters. As a result of the completion of the acquisition, Mr. Durham, the Company's Chairman and Chief Executive Officer, will have the right to purchase 120,000 shares of the Company's common stock at $0.0001 per share and he may be entitled to purchase additional shares of the Company's common stock in subsequent fiscal quarters. Mr. Durham's right to purchase such additional shares of common stock will expire on August 7, 2005. The Company recognized non-cash compensation expense on the closing date of this acquisition of $600,000 related to Mr. Durham's purchase right.

On September 2, September 29, and October 16, 2003, the Company issued convertible subordinated notes in the aggregate amount of $820,000 to eight investors. The conversion privilege enables the noteholders to exchange their notes for the Company's common stock at a price of at least $1.50 per share. To date, no noteholder has exercised its conversion privileges, but should all of the note holders elect to do so, a total of at least 466,667 shares of the Company's common stock would be issued.

On September 22, 2003, the Company completed the acquisition of New Age Staffing, Inc. pursuant to which 6,884,614 shares of the Company's common stock were issued to the stockholders of New Age Staffing, Inc. As a result of the completion of the acquisition, Mr. Durham, the Company's Chairman and Chief Executive Officer, will have the right to purchase 1,721,154 shares of the Company's common stock at $0.0001 per share. Mr. Durham's right to purchase such additional shares of common stock will expire on August 7, 2005. The Company recognized non-cash compensation expense on the closing date of this acquisition of $8.2 million related to Mr. Durham's purchase right.

The Company's Chairman and Chief Executive Officer has the right to purchase at a per share price of $0.0001 a number of shares of common stock from the Company equal to 25% of the number of shares of the Company's common stock issued or issuable in connection with certain acquisitions completed by the Company on or before August 7, 2004. The Company recognizes compensation expense equal to the number of shares eligible for purchase multiplied by the closing price of the Company's common stock on the date the merger is consummated. An offsetting entry is recorded to additional paid-in capital.

On August 6, 2003, a number of the Company's stockholders agreed to return an aggregate of 3,048,000 shares of the Company's common stock to treasury for no consideration, thus reducing the total number of the Company's issued and outstanding shares of common stock from 10,998,166 to 7,950,166 on that date. The Company cancelled these 3,048,000 shares of common stock and returned them to treasury. In accordance with the provisions of APB Statement No. 25, the effect of this return of shares to the Company's treasury was to generate non-cash compensation expense of $5.7 million as the imputed increase in the value of the

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

Company's stock to its officers and directors. An offsetting entry was recorded to additional paid-in capital.


Note 6.  Debt
-------------

The Company has lines of credit with a financial institution and a commercial factor for the financing of eligible accounts receivable. Interest accrues at the financial institution's Prime Rate plus 1% (5% at September 30, 2003) and 24% respectively, and is payable monthly. Terms of these two facilities are as follows:

     The financial institution's collateral includes all of the Company's tangible and intangible assets. Customer payments are remitted directly to the Company. The Company may, at its option and within the covenants of the loan agreement, repay principal at its discretion. On a quarterly basis, the Company must comply with certain financial and operating covenants.

     Customers whose receivables have been financed by the factor remit their payments to a lock box controlled by the factor. These proceeds are used to repay the advance from the factor after deducting charges for bad debts, reserves for chargebacks, and interest expense.

Approximately $422,000 was payable by the Company on these two lines at September 30, 2003. The commercial factor's obligation to purchase accounts receivable from the Company expires on November 30, 2003.

On August 18, 2003, the Company executed a variable rate installment note with a financial institution in the amount of $250,000. On September 12, 2003, the Company received a loan for this amount. Under the terms of the note, the Company is required to make monthly payments of $13,889 plus accrued interest on the unpaid principal at a rate of the institution's Prime Rate plus 2% (6% at September 30, 2003).

On September 2, 2003, the Company issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. On September 29, 2003 and October 16, 2003, the Company issued additional Notes in the principal amounts of $25,000 and $120,000, respectively, to two additional investors. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments.

As partial consideration for the acquisition of New Age Staffing, Inc. on September 22, 2003, the Company issued an unsecured subordinated note to the former stockholders as more fully described below:

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

     $265,000 payable upon the earlier of the closing of additional financing or October 15, 2003. The Company rendered a payment of approximately $97,000 on October 15, 2003, and the noteholders agreed to defer the remaining balance of $168,000 until such time as the Company secures additional financing.

     $665,000 payable in equal installments on March 19, 2004 and September 22, 2004. Interest accrues at a rate of 5% per annum, and is payable semi-annually.

     $720,000 payable in equal installments on September 22, 2004 and 2005, respectively. This obligation is non-interest bearing.


Note 7.  Related Party Transactions
-----------------------------------

Ameristar Group Incorporated ("Ameristar") is a corporation that is an affiliate of two corporate shareholders of the Company's common stock and is considered to be a related party. During the nine months ended September 30, 2003, the Company paid Ameristar financial consulting fees totaling $40,000, with an additional $5,000 accrued but unpaid at period end.

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

On September 9, 2003, the audit committee of the Company's board of directors approved a Consulting Agreement with Ameristar pursuant to which they will provide the Company with assistance relating to the Company's filing requirements with the Securities and Exchange Commission in exchange for a fee of $5,000 per month. This Agreement expires on March 31, 2004.

On June 30, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Atlantic International Capital Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matured

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

on August 13, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default.

On July 16, 2003, the Company entered into an Agreement and Plan of Reorganization with Nurses Network, Inc., ("NN"). Upon the terms and subject to the conditions in the merger agreement, NN will become a subsidiary of the Company. NN is based in San Francisco, California and provides licensed staff for medical clinics as well as skilled home healthcare visits. Refer to Form 8-K filed on July 16, 2003. The merger was consummated on October 3, 2003. Robert Kenneth, a 50% stockholder of NN, also serves as one of the Company's directors.

On July 21, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matured on September 3, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. If the Company should default on this Note, interest will accrue at 18% per annum as of the date of default.

On September 2, 2003, the Company issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. The Company issued additional Notes in the principal amounts of $25,000 and $120,000 on September 29, 2003 and October 16, 2003, respectively. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. Three of the investors included Joseph M. DeLuca, Robert P. Oliver and James D. Durham. Messrs. DeLuca and Oliver are current members of the Company's Board of Directors and its audit committee. Each of them purchased, together with an affiliate of Mr. DeLuca's, Notes in the aggregate principal amount of $125,000. James D. Durham, a member of the Company's board of directors and its Chairman and Chief Executive Officer, purchased a Note in the principal amount of $50,000.

On September 22, 2003, the Company issued 6,884,614 shares of its common stock to the stockholders of New Age Staffing, Inc. This transaction resulted in several stockholders becoming related parties for financial reporting purposes. These transactions are summarized as follows:

     Two of New Age Staffing's stockholders each own common stock in excess of 10% of the total number of the Company's issued and outstanding common stock. Approximately 70% of the $1,650,000 in notes payable to sellers is payable to these two stockholders.

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

     The Company assumed liability for a factoring agreement utilized by New Age Staffing. Under the terms of this agreement, the factor will advance a certain amount to the Company based upon the computation of eligible accounts receivable. Customer payments are made directly to a lockbox controlled by the factor. Collected funds, less discounts for bad debts, reserves for charge backs and monthly interest charges, are remitted to the Company. At September 30, 2003, the factor had advanced $360,000 to the Company. The factor's principal stockholder is also a stockholder in the Company. The commercial factor's obligation to purchase accounts receivable from the Company expires November 30, 2003.


Note 8.  Commitments and Contingencies
--------------------------------------

On August 14, 2002, the Company entered into an Agreement for period of two years with James D. Durham, its Chairman and Chief Executive Officer, which provides for fees of $200,000 per year. From August 14, 2002 until such date as additional funding may be obtained, Mr. Durham will be compensated as an independent consultant at a rate of $8,333, payable semi-monthly. Pursuant to the Common Stock Purchase Agreement dated May 15, 2002, Mr. Durham has the right to purchase at a per share price of $0.0001 a number of shares of common stock from the Company equal to 25% of the number of shares of the Company's common stock issued or issuable in connection with certain acquisitions completed by the Company on or before August 7, 2004. His right to acquire these shares expires on August 7, 2005.

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

On October 30, 2002, the Company entered into an agreement with a consulting firm to generate a list of businesses that met the Company's acquisition criteria. The Company paid the consulting firm $14,250 for these services, and has agreed to pay an additional $42,750 for each business identified by the consulting firm if acquired by the Company. The Company consummated the merger with one such identified business, and has recorded a liability of $42,750 in the accompanying financial statements.

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

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

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


Note 9.  Accounts Receivable and Concentration of Credit Risk
-------------------------------------------------------------

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides services to various public and private medical facilities such as hospitals, nursing care facilities, etc. Management performs continuing credit evaluations of the customers' financial condition.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. A reserve for uncollectible
accounts is established and reviewed for adequacy.   After all attempts to
collect a receivable have failed, the receivable is written off against the allowance. Based upon the information available to the Company's management team, we believe the allowance for doubtful accounts as of September 30, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Approximately 45% of the Company's accounts receivable is due from one customer. Management does not believe that there is undue risk of collection of the amount owed to the Company.


Note 10.  Going Concern
-----------------------

The audit report accompanying the Company's financial statements for the four month period ended December 31, 2002 and 2001 contains a going concern qualification because the Company was in the development stage and needed additional capital to continue as an entity until the Company begin commercial operations. Refer to "RISK FACTORS" and the audit report contained in "PART F/S" of Form 10-KSB for the four month period ended December 31, 2002 and Form 10-KSB for former fiscal year ended August 31, 2002. Management recognizes the need to raise additional funds to continue planned operations. Primary to the Company's solvency is the sale of additional equity in the Company and continuing its strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund enhancements to its administrative operations. If additional capital is not readily available, the Company will be forced to scale back acquisition

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

opportunities and identify other sources of funding. Should the Company not be able to obtain additional financing, there is substantial doubt regarding its ability to continue as a going concern and, as such, the Company is substantially dependent upon its ability to raise sufficient capital to cover its development costs.


Note 11.  Supplemental Disclosure to Cash Flow Statement
--------------------------------------------------------

                                  For Three Months Ended  For Three Months Ended
                                    September 30, 2003      September 30, 2002
                                  ----------------------  ----------------------

Cash paid during the period for:
  Interest	                       $     14,407            $          -
  Income taxes                         $          -            $          -
Non Cash Transactions:
  Common stock and notes
    payable issued and liabilities
    assumed in acquisitions:
      Tangible assets acquired         $  1,721,030
      Intangible assets acquired          4,192,545
      Liabilities assumed                 1,030,800
      Common stock issued                 2,651,261
      Notes payable issued                1,650,000


Note 12.  Subsequent Events
---------------------------

On October 2, 2003, the Company completed the acquisition of Nurses Network, Inc. pursuant to an Agreement and Plan of Reorganization dated July 16, 2003, as amended on September 9, 2003, by and among the Company, Nurses Network, Inc., NNI Acquisition Corporation, a wholly owned subsidiary of the Company, and certain shareholders of Nurses Network, Inc. Nurses Network is based in San Francisco, California and provides licensed staff for medical clinics as well as skilled home healthcare visits. Upon the terms and subject to the conditions in the merger agreement, Nurses Network will become a subsidiary of the Company. Pursuant to the merger, 118,084 shares of the Company's common stock were issued to the stockholders of Nurses Network, Inc. As a result of the completion of the acquisition, Mr. Durham, the Company's Chairman and Chief Executive Officer, will have the right to purchase 29,252 shares of the Company's common stock at $0.0001 per share. Robert Kenneth, a director, officer, and shareholder of Nurses Network, also serves as one of the Company's directors.

On October 16, 2003, the Company issued an additional $120,000 in principal amount of a Convertible Subordinated Promissory Note (the "Note") to one investor. Subject to the conversion provisions set forth in the Note, the unpaid principal together with all accrued interest on the Note is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum and is payable in quarterly installments.

                                CRDENTIA CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             SEPTEMBER 30, 2003
	                     ------------------

On November 4, 2003, the Company entered into an agreement to acquire PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., pursuant to an Agreement and Plan of Reorganization by and among the Company, PSR Acquisition Corporation, its wholly owned subsidiary, PSR Holdings Acquisition Corporation, its wholly owned subsidiary, PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. Upon the terms and subject to the conditions in the merger agreement, (i) PSR Acquisition Corporation will be merged with and into PSR Nurse Recruiting, Inc., and PSR Nurse Recruiting, Inc. will survive the merger as the Company's subsidiary and (ii) PSR Holdings Acquisition Corporation will be merged with and into PSR Nurses Holdings Corp. and PSR Nurses Holdings Corp. will survive the merger as the Company's subsidiary. The Company's officers assumed management and control of PSR Nursing, Inc. and PSR Nurses Holdings Corp. effective October 15, 2003. The transaction, which is expected to close on or before November 17, 2003, has been approved by the Company's board of directors and the board of directors of each of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. The closing of the transaction is subject to customary closing conditions. Upon completion of each of the mergers, all outstanding shares of capital stock of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. will be exchanged for aggregate consideration in an amount equal to 0.55 multiplied by the sum of the gross revenues for PSR Nurses, Ltd. for the three year fiscal period beginning September 30, 2002 and will be payable solely in shares of Crdentia's common stock.

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


Overview of Crdentia's Business Strategy

Our objective is to capitalize on an opportunity that currently exists in the healthcare industry by targeting the critical shortage of available nurses. There are many small existing medical staffing agencies that are attempting to address the rapidly expanding needs resulting from the severe shortages of highly skilled, licensed healthcare staff. Due to their relatively small capitalization, these agencies are unable to maximize their potential, obtain outside capital, or expand. By consolidating well-run small private companies into a large public entity, we intend to facilitate access to capital, the acquisition of technology, and expanded distribution that, in turn, drive internal growth. We have selected this focus for several reasons, including the significant industry and sector growth, the increased need for skilled healthcare workers, and the potential access to public capital markets.

Our web site is currently under development, but may be viewed at www.crdentia.com. Our web site and the information contained therein, however, are not part of this quarterly report. For more detailed information regarding our operations, we direct to our transitional report on Form 10-KSB for the four month period ended December 31, 2002 filed on November 27, 2002 and our annual report on Form 10-KSB for the former fiscal year ended August 31, 2002 filed on March 11, 2003.


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


Stock-Based Compensation

Several events have required us to record non-cash compensation expense (or credit) in these financial statements:

     We have granted and issued 299,949 shares of our common stock to one consultant acting as our chief financial officer. The shares are subject to a four year vesting period beginning in July, 2002. Additionally, we have granted 300,000 shares to three directors for past services. The shares are subject to a three year vesting schedule beginning in November, 2002. In accordance with the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" we record these awards at their fair value on the measurement date, generally based upon the Black-Scholes valuation model. Because these awards have a four year vesting (service) period, the measurement date is the date performance by the consultant is complete. We measure the fair value of the award at each vesting date to determine the stock compensation expense. As a result, management must make frequent assumptions regarding the market value of our common stock given that only several thousand shares have traded since February 24, 2003. Other variables in the Black-Scholes valuation model (volatility, expected future dividend yield and risk free interest rate) must also be frequently estimated by management. Therefore any significant changes in any of these assumptions could have significant impact on the amount of expense recorded in current or future period. Based upon the preliminary results of an appraisal performed by a third party professional valuation firm of our share price, we have utilized $0.36 per share for valuing these grants. Accordingly, we have recognized a non-cash credit of $50,792 against our stock compensation expense in these financial statements to offset the higher share price estimated in our quarterly report on Form 10-QSB filed on August 12, 2003.

     As more fully described in Note 5 to the accompanying financial statements, certain of our stockholders voluntarily returned 3,048,000 shares to our treasury on August 6, 2003. These shareholders determined in consultation with our management that, in connection with our acquisition program and on-going financing efforts, it would be in our best interests to reduce the overall number of shares that are issued and outstanding. The effect of this return was to increase the stock compensation expense for the three month period ended September 30, 2003 by approximately $5.7 million as the imputed increase in the value of our common stock to our officers and directors.

     As more fully described in Note 5 to the accompanying financial statements, our Chairman and Chief Executive Officer has the right to purchase at a per share price of $0.0001 a number of shares of common stock equal to 25% of the number of shares of our common stock issued in connection with certain acquisitions completed by us on or before August 7, 2004. As a result of our completed acquisitions of Baker Anderson Christie, Inc. and New Age Staffing, Inc., on August 7, 2003 and September 27, 2003, respectively, Mr. Durham has the right to acquire 1,841,154 shares of common stock, which has given rise to a non-cash compensation expense of approximately $8.8 million.


Revenue Recognition

We recognize revenue and the corresponding cost of revenue at the time staffing services are provided to our customers. Allowances are recorded for potential uncollectible receivables based upon management's estimate of their collectibility. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers's credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.


Results of Operations

We commenced operations on August 7, 2003 with the closing of our acquisition of Baker Anderson Christie, Inc. Revenue of $589,108 was generated this quarter through the operating results of this entity for approximately two months along with the operating results of our acquisition of New Age Staffing, Inc. for a period of eight days.

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

The net loss for the three month period ended September 30, 2003 was $14,765,698 compared to a net loss of $190,315 for the comparable period in the prior year, an increased loss of $14,575,383 as a result of incurring non-cash compensation expense of $14,475,099. This charge resulted from (1) the return of common shares to treasury by certain shareholders which resulted in imputed compensation to our officers and directors, and (2) the value of the stock purchase rights granted to our Chairman and Chief Executive Officer.

During the three month period ended September 30, 2003, we incurred borrowing costs of $12,789 compared to $-0- for the comparable period in the prior year. These borrowing costs were the result of obtaining financing for insurance premiums, short term loans from stockholders, and the issuance of convertible subordinated notes to meet working capital requirements and to close our second acquisition.

The total cash and cash equivalents at September 30, 2003 were $367,779 compared to $125,463 at December 31, 2002, an increase of $242,316, resulting primarily from proceeds received through our debt financing facilities.

During 2003, we continued the implementation of our new strategic direction by conducting additional discussions with several medical staffing companies that meet our desired acquisition criteria. As more fully described below under the heading entitled "Completed and Pending Transactions," we have completed three acquisitions and have entered into an agreement to complete another. Additionally, we entered into two consulting agreements regarding the identification of potential acquisitions. Refer to Financial Statements, Note 8, "Commitments and Contingencies."


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

As more fully described below under the heading entitled "Completed and Pending Transactions," we have completed three acquisitions and have entered into an agreement to complete another. During the next twelve months, we intend to perform the activities required to further establish our business operations. In executing our current plans, our objectives will include the following:


     o Finding and acquiring additional healthcare companies that complement our current operations and consummating these acquisitions

     o Integrating the businesses that we have acquired business into an operating entity

     o  Raising the necessary funding for our business operations

     o  Developing brand awareness

     o  Building an operations structure to support the business

     o Developing management information systems and technology to support operations

     o  Attracting and retaining qualified personnel

At September 30, 2003, we had cash totaling $367,779. As a result, our ability to establish these business operations in the coming twelve months on the terms proposed will therefore depend upon our ability to raise additional equity for working capital purposes. In the event that we fail to raise this necessarily working capital, our ability to establish these business operations as proposed, will be materially and adversely affected.

We have received an audit opinion which includes a "going concern" emphasis. We are aware of this risk and are attempting to raise the necessary capital to fund our operations through the sale of additional equity. If additional capital is not readily available, we will be forced to scale back our development activities and will attempt to develop other sources of revenue.
Notwithstanding the foregoing, there is substantial doubt regarding our ability to continue as a going concern without additional working capital investment and, as such, we are substantially dependent upon our ability to raise sufficient capital to cover our development costs. Our planned business does not require the purchase of plants, factories, extensive capital equipment, or inventory.

During the three month period ended September 30, 2003, we completed two acquisitions, giving us approximately 50 full time employees and approximately 250 nurses on assignment for customers. In addition, we intend to hire additional employees during the next twelve months as our business plan is executed, which will be dependent on our ability to raise the required funds.
In the interim, we will rely on our management to perform the activities required for preliminary business development. The failure to attract and retain the additional required personnel would have a material adverse effect on our business and results of operations.


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

On September 22, 2003, we completed the acquisition of New Age Staffing, Inc. pursuant to an Agreement and Plan of Reorganization dated September 15, 2003 by and among us, New Age Staffing, Inc., NAS Acquisition Corporation, our wholly owned subsidiary, and the shareholders of New Age Staffing. New Age Staffing is a New Orleans based healthcare agency which provides temporary medical staffing services to hospitals and other medical facilities. Upon the terms and subject to the conditions in the merger agreement, New Age Staffing was merged with and into NAS Acquisition Corporation and NAS Acquisition Corporation survived the merger as our subsidiary. In connection with the merger all outstanding shares of capital stock of New Age Staffing were converted into the right to receive a ratable portion of the aggregate merger consideration. The aggregate merger consideration consists of 6,884,614 shares of Crdentia Corp. common stock and $2,050,000 in cash, $400,000 of which was paid on the closing date, $97,000 of which was paid on October 15, 2003, $168,000 of which shall be payable when we close our next round of financing, $332,500 of which shall be paid on or before 180 days from the closing date, $332,500 of which shall be paid on or before the first anniversary of the closing date, $360,000 of which shall be paid on the first anniversary of the closing date and $360,000 of which shall be paid on the second anniversary of the closing date. We funded the acquisition from the proceeds received from the issuance of convertible notes on September 2, 2003. Future cash payments required by this agreement are anticipated to be funded through a combination of operating cash flow and the sale of our common stock.

On October 2, 2003, we completed the acquisition of Nurses Network, Inc. pursuant to an Agreement and Plan of Reorganization dated July 16, 2003, as amended on September 9, 2003, by and among us, Nurses Network, Inc., NNI Acquisition Corporation, our wholly owned subsidiary, and certain shareholders of Nurses Network, Inc. Nurses Network, Inc. is a San Francisco based nurse staffing agency which provides licensed staff for medical clinics as well as skilled home healthcare visits. In connection with the merger all outstanding shares of capital stock of Nurses Network, Inc. were converted into the right to receive a ratable portion of the merger consideration. The merger consideration is equal to sixty percent of the sum of Nurses Network, Inc.'s revenue for the six consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2003 and will be payable solely in shares of Crdentia common stock. Subject to the terms and conditions of the merger agreement, as amended, an advance closing payment of 118,084 shares of Crdentia common stock was issued to the former Nurses Network, Inc. shareholders at the closing. The consideration for and the other terms and conditions of the merger were determined by arms-length negotiations between us and Nurses Network, Inc. Robert Kenneth, a member of our board of directors, was a director, officer and shareholder of Nurses Network, Inc.

As more fully described in Note 3 to the accompanying financial statements, based upon the number of shares of our common stock issued in connection with these three acquisitions, our Chairman and Chief Executive Officer has the right to purchase up to 1,762,675 shares of our Company's common stock at a price of $0.0001 per share. As more fully discussed under the heading entitled Stock Based Compensation, the difference between the closing price of our common stock as quoted on the Over-The-Counter Bulletin Board as of the date of the closing of each acquisition and $0.0001 is accounted for as non-cash compensation expense. As of the date of this quarterly report on Form 10-QSB, Mr. Durham has not exercised his right to purchase any of these shares.

On November 4, 2003, we entered into an agreement to acquire PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., pursuant to an Agreement and Plan of Reorganization by and among us, PSR Acquisition Corporation, our wholly owned subsidiary, PSR Holdings Acquisition Corporation, our wholly owned subsidiary, PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. Upon the terms and subject to the conditions in the merger agreement, (i) PSR Acquisition Corporation will be merged with and into PSR Nurse Recruiting, Inc., and PSR Nurse Recruiting, Inc. will survive the merger as our subsidiary and (ii) PSR Holdings Acquisition Corporation will be merged with and into PSR Nurses Holdings Corp. and PSR Nurses Holdings Corp. will survive the merger as our subsidiary. Our officers assumed management and control of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. effective October 15, 2003. The transaction, which is expected to close on or before November 17, 2003, has been approved by our board of directors and the board of directors of each of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. The closing of the transaction is subject to customary closing conditions. Upon completion of each of the mergers, all outstanding shares of capital stock of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. will be exchanged for aggregate consideration in an amount equal to 0.55 multiplied by the sum of the gross revenues for PSR Nurses, Ltd. for the three year fiscal period beginning September 30, 2002 and will be payable solely in shares of our common stock.


Related Party Transactions

Ameristar Group Incorporated ("Ameristar") is a corporation that is an affiliate of two of our corporate shareholders and is considered to be a related party. During the nine months ended September 30, 2003, we paid Ameristar financial consulting fees totaling $40,000, with an additional $5,000 accrued but unpaid at period end.

On November 1, 2001, we reached an agreement with Ameristar to provide us with management services needed for our continuing development. A Management Services Agreement was executed on that date with Ameristar to provide consulting services, office space, and administrative services for a two-year period. The monthly cost of these services was $5,500, consisting of $2,500 for consulting services, $1,000 for rent, and $2,000 for administrative services. The consulting services included such activities as business plans; introductions to financial community; strategic planning; evaluation of potential business relationships, such as joint ventures, mergers and acquisitions; business projections; review of marketing plans; and general advisory and management services as required.

Effective August 15, 2002, the Management Services Agreement with Ameristar was terminated in accordance with a Termination Agreement executed between us and Ameristar on that date. As part of the Termination Agreement, indebtedness owed to us by Ameristar in the amount of $94,165 was cancelled in full payment of compensation owed to Ameristar for additional services provided to us.

On September 9, 2003, the audit committee of our board of directors approved a Consulting Agreement with Ameristar in which they will provide us with assistance relating to our filing requirements with the Securities and Exchange Commission in exchange for a fee of $5,000 per month. This Agreement expires on March 31, 2004.

On June 30, 2003, we executed a Promissory Note in favor of one of our stockholders, Atlantic International Capital Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matured on August 13, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. If we should default on this Note, interest will accrue at 18% per annum as of the date of default.

On July 21, 2003, we executed a Promissory Note in favor of one of our stockholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matured on September 3, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. If we should default on this Note, interest will accrue at 18% per annum as of the date of default.

On August 6, 2003, a number of our stockholders agreed to return an aggregate of 3,048,000 shares of our common stock to us for no consideration, thus reducing the total number of our issued and outstanding common stock on that date from 10,998,166 to 7,950,166. These stockholders determined in consultation with our management that, in connection with our acquisition program and on-going financing efforts, it would be in our best interests to reduce the overall number of shares of our common stock that are issued and outstanding. We have cancelled these 3,048,000 shares of common stock and returned them to our treasury. Refer to Form 8-K filed on August 6, 2003. In accordance with the provisions of APB Statement No. 25, the effect of this return of shares to our treasury is to generate non-cash compensation expense of $5.7 million as the imputed increase in the value of our stock to our officers and directors.

On September 2, 2003, we issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. We issued additional Notes in the principal amounts of $25,000 and $120,000 on September 29, 2003 and October 16, 2003, respectively. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. Three of the investors included Joseph M. DeLuca, Robert P. Oliver and James D. Durham. Messrs. DeLuca and Oliver are current members of our Board of Directors and our audit committee. Each of them purchased, together with an affiliate of Mr. DeLuca's, Notes in the aggregate principal amount of $125,000. James D. Durham, a member of our board of directors and our Chairman and Chief Executive Officer, purchased a Note in the principal amount of $50,000.

On September 22, 2003, we issued 6,884,614 shares of our common stock to the stockholders of New Age Staffing, Inc. This transaction resulted in several stockholders becoming related parties for financial reporting purposes. These transactions are summarized as follows:

     Two of New Age Staffing's stockholders each own common stock in excess of 10% of the total number of our issued and outstanding common stock. Approximately 70% of the $1,650,000 in notes payable to sellers is payable to these two stockholders.

     We assumed liability for a factoring agreement utilized by New Age. Under the terms of this agreement, the factor will advance a certain amount to us based upon the computation of eligible accounts receivable. Customer payments are made directly to a lockbox controlled by the factor.
     Collected funds, less discounts for bad debts, reserves for charge backs and monthly interest charges, are remitted to us. At September 30, 2003, the factor had advanced $360,000 to us. The factor's principal shareholder is also a shareholder of ours. The commercial factor's obligation to purchase accounts receivable from us expires November 30, 2003.

As previously described, on October 2, 2003, we consummated our acquisition of Nurses Network, Inc. Upon the terms and subject to the conditions in the merger agreement, Nurses Network, Inc. became our subsidiary. Nurses Network, Inc. is based in San Francisco, California and provides licensed staff for medical clinics as well as skilled home healthcare visits. Refer to Form 8-K filed on October 8, 2003. Robert Kenneth, a member of our board of directors, was a director, officer and shareholder of Nurses Network, Inc.


Liquidity and Capital Resources

The audit report accompanying the Company's financial statements for the four month period ended December 31, 2002 and 2001 contains a going concern qualification because the Company was in the development stage and needed additional capital to continue as an entity until the Company begin commercial operations. Refer to "RISK FACTORS" and the audit report contained in "PART F/S" of Form 10-KSB for the four month period ended December 31, 2002 and Form 10-KSB for former fiscal year ended August 31, 2002. Management recognizes the need to raise additional funds to continue planned operations. Primary to our solvency is the sale of additional equity and continuing our strategy of funding development through additional equity financing. These funds will be used to manage working capital requirements and to fund enhancements to our administrative operations. If additional capital is not readily available, we will be forced to scale back acquisition opportunities and identify other sources of funding. Should we not be able to obtain additional financing, there is substantial doubt regarding our ability to continue as a going concern and, as such, we are substantially dependent upon our ability to raise sufficient capital to cover our development costs.

On June 30, 2003, we executed a Promissory Note in favor of one of our stockholders, Atlantic International Capital Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matured on August 13, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. If we should default on this Note, interest will accrue at 18% per annum as of the date of default.

On July 21, 2003, we executed a Promissory Note in favor of one of our stockholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrues interest at 12% per annum and matured on September 3, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. If we should default on this Note, interest will accrue at 18% per annum as of the date of default.

On August 18, 2003, we executed a variable rate installment note with a financial institution in the amount of $250,000. On September 12, 2003, we received a loan for this amount. Under the terms of the note, we are required to make monthly payments of $13,889 plus accrued interest on the unpaid principal at a rate of the institution's Prime Rate plus 2% (6% at September 30, 2003).

On August 18, 2003, we executed a loan and security agreement with a financial institution in the amount of $1,250,000. Our ability to receive advances under this agreement is determined by the balance of eligible accounts receivable. Interest is payable monthly at the institution's Prime Rate plus 1% (5% at September 30, 2003). At September 30, 2003, we had borrowed $62,000 under the terms of this agreement.

On September 2, 2003, we issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. We issued additional Notes in the principal amount of $25,000 and $120,000 on September 29, 2003 and October 16, 2003, respectively. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. Three of the investors included Joseph M. DeLuca, Robert P. Oliver and James D. Durham. Messrs. DeLuca and Oliver are current members of the Company's Board of Directors and its audit committee. Each of them purchased, together with an affiliate of Mr. DeLuca's, Notes in the aggregate principal amount of $125,000. James D. Durham, a Director of Crdentia and its Chairman and Chief Executive Officer, purchased a Note in the principal amount of $50,000.

On September 22, 2003, at the closing of our acquisition of New Age Staffing, Inc., we assumed liability for a factoring agreement utilized by them. Under the terms of this agreement, the factor will advance a certain amount to us based upon the computation of eligible accounts receivable. Customer payments are made directly to a lockbox controlled by the factor. Collected funds, less discounts for bad debts, reserves for charge backs and monthly interest charges, are remitted to us. At September 30, 2003, the factor had advanced $360,000 to us. The principal stockholder of the factor is also a stockholder of ours. The commercial factor's obligation to purchase accounts receivable from us expires November 30, 2003.

At September 30, 2003, we had cash totaling $367,779. We currently plan to raise additional working capital by issuing additional shares of our common stock or by issuing debt. There is no assurance, however, that we will be able to raise the amount of capital required to meet our working capital needs.


Risk Factors

We were formed in November, 1997, and have recently commenced operations. Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this quarterly report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this quarterly report including those contained in the section captioned "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 2. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

     We have a lack of operating history and earnings.

     We were formed in November, 1997 and recently commenced operations on August 7, 2003 with our acquisition of Baker Anderson Christie, Inc. Most recently, we have been engaged in the development of a new business plan and the search for funding in order to commence commercial operations. Therefore, we must be considered to be a "start-up" operation and subject to all the risks inherent in a new business venture, many of which are beyond our control, including the inability to implement successful operations, lack of capital to finance acquisitions and failure to achieve market acceptance. In addition, as a start-up venture we will face significant competition from many companies virtually all of which are larger, better financed and have significantly greater market recognition than us.

     The ability to attract and retain highly qualified personnel to operate and manage our operations is extremely important and our failure to do so could adversely affect us.

     Presently, we are totally dependent upon the personal efforts of our management team. The loss of any of our officers or directors could have a material adverse effect upon our business and future prospects. We do not presently have key-person life insurance upon the life of any of our officers or directors. Further, all decisions with respect to management of our affairs will be made exclusively by current management. We will also employ independent consultants to provide business and marketing advice. Such consultants have no fiduciary duty to us or our stockholders, and may not perform as expected. Our success will, in significant part, depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as we implement our planned expansion of commercial operations, we will require the services of additional skilled personnel. There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.

     Our financial statements contain a "going concern" qualification and our operations are dependent upon our ability to raise additional working capital.

     We may not be able to operate as a going concern. The independent auditor's report accompanying our financial statements contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. We are in the development stage and need additional funds to implement our plan of operations. As of September 30, 2003, we had cash totaling $367,779. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, our ability to continue to operate as a going concern will depend upon our ability to raise additional working capital. Our failure to raise this additional working capital would materially and adversely affect our ability to continue as a going concern.

     Our inability to repay short term indebtedness would materially affect our business and operations.

     At September 30, 2003, we had a cash balance of $367,779. As discussed previously under the heading "Liquidity and Capital Resources," we have borrowed approximately $50,000 from two of our stockholders to finance our operations pursuant to Promissory Notes. These Notes mature November 30, 2003, at which point the respective Promissory Notes become immediately payable in full and interest will accrue at an applicable default rate. Additionally, on November 30, 2003, our factoring facility matures. Although we will attempt to have the maturity date extended, there can be no assurance that the lender will agree to do so. We may be forced to obtain a revolving line of credit on terms and conditions that are not as favorable as those of our existing facility. We currently plan to raise additional working capital by issuing additional shares of our common stock or by issuing debt. However, we can make no assurances that we will be able to raise the necessary working capital to repay these Promissory Notes prior to their maturity date or that the noteholders will agree to extend the terms of the Promissory Notes on terms acceptable to us. Our inability to repay these Promissory Notes when due would have a material, adverse affect upon our business and operations.

     Our ability to execute upon our strategy of acquiring companies will require us to obtain additional working capital.

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

     The means by which we raise additional working capital could cause substantial dilution to stockholders or result in significant interest expense or restrictive covenants.

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

     Our business strategy depends upon our ability to acquire operating companies and our failure to successfully do so would have a material adverse affect upon our operations.

     Our acquisition plan depends on our ability to identify suitable acquisition candidates, effectively integrate acquired companies into our organization, retain personnel and customers in the acquired companies and obtain necessary financing on acceptable terms. As previously described under the heading "Completed and Pending Transactions," we have completed three acquisitions and have entered into an agreement to complete another. Additionally, we entered into two consulting agreements regarding the identification of potential acquisitions. However, there can be no assurances that any additional transactions will be consummated on the terms proposed. Our failure to consummate these transactions on the terms proposed could have a material, adverse effect on our business and operations.

     Our failure to successfully integrate any companies that we acquire into our operations would materially and adversely affect our business and operations.

     As previously described under the heading "Completed and Pending Transactions," we recently completed three acquisitions and have entered into an agreement to complete another. However, any acquisition that we complete or will contemplate, is accompanied by risks which include difficulty assimilating the operations and personnel of acquired businesses, maximizing our financial and strategic position through the successful incorporation and integration of acquired personnel and customers, maintaining uniform standards and preventing the impairment of relationships with employees and customers. Additionally, as we implement our business plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such acquisition plan. Our failure to integrate these businesses satisfactorily or to consummate these transactions on the terms proposed could have a material, adverse effect on our business and operations.

     The successful implementation of our business strategy depends upon the ability of our management to monitor and control costs.

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

     We may become subject to governmental regulations and oversight, which could adversely affect our ability to continue or expand our business strategy.

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

     We do not foresee issuing any cash dividends.

     We have not paid any dividends to date nor, by reason of our present financial status and contemplated financial requirements, do we anticipate paying any dividends in the foreseeable future.

     There is a lack of an active public market for our common stock.

     We received approval to list our common stock on the OTC Bulletin Board and trading of shares began on February 24, 2003. There can be no assurances, however, that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue. In addition, our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

     Sales by our existing stockholders of shares of our common stock could cause our stock price to decline.

     A total of 15,432,864 shares of common stock were issued and outstanding as of November 14, 2003, of which 11,292,864 shares thereof were "restricted securities" as that term is defined under the Securities Act of 1933, as amended. All such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company's shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.

     Purchases of additional shares of common stock by our Chief Executive Officer could cause significant dilution to our stockholders and cause our stock price to decline.

     Subject to the terms and conditions of a Common Stock Purchase Agreement dated May 15, 2002 with James Durham, Mr. Durham has the right to purchase at a purchase price of $0.0001 per share, up to a number of additional shares of our common stock equal to twenty-five (25%) of the aggregate number of additional shares of our common stock and other securities convertible into common stock issued or issuable in connection with any acquisitions we complete on or before

August 7, 2004. We have issued an aggregate of 7,482,698 shares as consideration for our three completed acquisitions of Baker Anderson Christie, Inc., New Age Staffing, Inc. and Nurses Network, Inc. As a result of the completion of these acquisitions, Mr. Durham will have the right to purchase up to 1,870,675 shares of our common stock at $0.0001 per share and he may be entitled to purchase additional shares of our common stock in subsequent fiscal quarters. In addition, the difference between $0.0001 and the closing price of our common stock as quoted on the OTC Bulletin Board is currently accounted for as a non-cash compensation expense. In the event that we are required to issue additional shares of common stock to Mr. Durham in connection with the closing of these three acquisitions or in connection with any other completed acquisition, such issuances may cause substantial dilution to our stockholders, cause us to account for additional non-cash compensation expense and may have a depressive effect on the market price of our securities, should a public market continue for our shares of common stock.


Item 3.  Controls and Procedures

Based on their evaluation, as of the end of the three month period covered by this quarterly report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) are effective. Due to the limited number of personnel, we do not fully segregate a number of core business processes or control activities.

There has been no change in our internal controls over financial reporting that occurred during the three month period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         There is no material litigation currently pending against us.


Item 2.  Change in Securities and Use of Proceeds

     (c) On August 7, 2003, we completed the acquisition of Baker Anderson Christie, Inc., pursuant to which Baker Anderson Christie, Inc. became a wholly-owned subsidiary of ours. In connection with the merger, we issued an aggregate of 480,000 shares of our common stock to three stockholders of Baker Anderson Christie, Inc. as an advance payment of the merger consideration and we may issue additional shares of our common stock as merger consideration in subsequent fiscal quarters. Such issuances were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933, as amended. The issuances were made without general solicitation or advertising. Each of the stockholders of Baker Anderson Christie, Inc. had access to all relevant information necessary to evaluate the investment and represented that the securities were being acquired for investment.

     On September 2, 2003, September 29, 2003 and October 16, 2003, we issued $820,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to eight investors, three of which were members of our board of directors. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note.
Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. The outstanding principal balance under the Note plus accrued and unpaid interest on the Notes is convertible at the investor's option prior to the maturity date into shares of our common stock at a conversion price equal to lesser of (i) $1.50 or (ii) the per share price of the equity securities issued in connection with the closing of our next private equity financing. If, however, we issue certain shares of our common stock at a per share price less than the then effective conversion price, the conversion price then in effect will be adjusted to the price paid per share for such additional stock. Such issuances were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933, as amended. The issuances were made without general solicitation or advertising. Each of the investors had access to all relevant information necessary to evaluate the investment and represented that the securities were being acquired for investment.

     On September 22, 2003, we completed the acquisition of New Age Staffing, Inc., pursuant to which New Age Staffing became a wholly-owned subsidiary of ours. In connection with the merger, we issued an aggregate of 6,884,614 shares of our common stock to 12 stockholders of New Age Staffing, Inc. Such issuances were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933, as amended. The issuances were made without general solicitation or advertising. Each of the stockholders of New Age Staffing had access to all relevant information necessary to evaluate the investment and represented that the securities were being acquired for investment.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit No.   Description
         -----------   -----------
         2.1(1)        Agreement and Plan of Reorganization, dated as of June
                       19, 2003, by and among Crdentia Corp., Baker Anderson
                       Christie, Inc., BAC Acquisition Corporation and certain stockholders of Baker Anderson Christie, Inc. (the "BAC
                       Merger Agreement"). Certain schedules and exhibits referenced in the BAC Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange
                       Commission upon request.

         2.2(2) Amendment No. 1 made and entered into effective as of July 31, 2003, to the BAC Merger Agreement dated June 19, 2003.

         2.3(3) Agreement and Plan of Reorganization, dated as of July 16, 2003, by and among Crdentia Corp., Nurses Network, Inc., NNI Acquisition Corporation and certain shareholders of Nurses Network, Inc. (the "NNI Merger Agreement"). Certain schedules and exhibits referenced in the NNI Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

         2.4(4) Agreement and Plan of Reorganization, dated as of September 15, 2003, by and among Crdentia Corp., New Age Staffing, Inc., NAS Acquisition Corporation and the shareholders of New Age Staffing, Inc. (the "NAS Merger Agreement"). Certain schedules and exhibits referenced in the NAS Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

         2.5(5) Amendment No. 1 made and entered into effective as of September 9, 2003, by and among Crdentia Corp., NNI Acquisition Corporation, Nurses Network, Inc. and certain shareholders of Nurses Network, Inc., to the NNI Merger Agreement dated July 16, 2003.

         3.1(6)        Restated Certificate of Incorporation.

         3.2(7)        Certificate of Amendment to Restated Certificate of
                       Incorporation.

         3.3(8)        Restated Bylaws.

         10.2 Agreement to Purchase Accounts and Security Agreement dated February 8, 2002 between New Age Staffing, Inc. and Katz Factoring, Inc.

         10.3 Amendment to Agreement to Purchase Accounts and Security Agreement, dated effective as of August 8, 2003, made by and between New Age Staffing, Inc. and Katz Factoring, Inc.

         10.4          Omitted

         10.5 Variable Rate Installment Note dated August 18, 2003 in the principal amount of $250,000.00 made payable by Crdentia Corp. to Comerica Bank-California.

         10.6 Subordinated Promissory Note dated September 22, 2003 in the principal amount of $1,650,000.00 made payable by Crdentia Corp. to Nick Luizza, Jr.

         31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

         32.1          Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2          Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

________________________________________

         (1) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.

         (2) Previously filed as Exhibit 2.3 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

         (3) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on July 18, 2003 and incorporated herein by reference.

         (4) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2003 and incorporated herein by reference.

         (5) Previously filed as Exhibit 2.2 to the Form 8-K filed with the Securities and Exchange Commission on October 8, 2003 and incorporated herein by reference.

         (6) Previously filed as Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

         (7) Previously filed as Exhibit 3.2 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

         (8) Previously filed as Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

         (9) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 3, 2003 and incorporated herein by reference.


     (b) Reports on Form 8-K

         On August 6, 2003, we filed a Form 8-K under Item 5, Other Events and Required FD Disclosure, to report the return to our treasury of 3,048,000 shares of common stock.

         On August 14, 2003, we filed a Form 8-K under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to report the completion of the acquisition of Baker Anderson Christie, Inc.

         On September 3, 2003, we filed a Form 8-K under Item 5, Other Events and Required FD Disclosure and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits, to report the issuance of $675,000 in principal amount of Convertible Subordinated Promissory Notes to six investors.

         On September 16, 2003, we filed a Form 8-K under Item 5, Other Events and Required FD Disclosure and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits, to report the execution of an Agreement and Plan of Reorganization to acquire New Age Staffing, Inc.



                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2003          By:  /s/ James D. Durham
                                      ----------------------------------------
                                           James D. Durham
                                           Chief Executive Officer

Date:  November 14, 2003          By: /s/  Lawrence M. Davis
                                      ----------------------------------------
                                           Lawrence M. Davis
                                           Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

         Exhibit No.   Description
         -----------   -----------
         2.1(1)        Agreement and Plan of Reorganization, dated as of June
                       19, 2003, by and among Crdentia Corp., Baker Anderson
                       Christie, Inc., BAC Acquisition Corporation and certain stockholders of Baker Anderson Christie, Inc. (the "BAC
                       Merger Agreement"). Certain schedules and exhibits referenced in the BAC Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange
                       Commission upon request.

         2.2(2) Amendment No. 1 made and entered into effective as of July 31, 2003, to the BAC Merger Agreement dated June 19, 2003.

         2.3(3) Agreement and Plan of Reorganization, dated as of July 16, 2003, by and among Crdentia Corp., Nurses Network, Inc., NNI Acquisition Corporation and certain shareholders of Nurses Network, Inc. (the "NNI Merger Agreement"). Certain schedules and exhibits referenced in the NNI Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

         2.4(4) Agreement and Plan of Reorganization, dated as of September 15, 2003, by and among Crdentia Corp., New Age Staffing, Inc., NAS Acquisition Corporation and the shareholders of New Age Staffing, Inc. (the "NAS Merger Agreement"). Certain schedules and exhibits referenced in the NAS Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

         2.5(5) Amendment No. 1 made and entered into effective as of September 9, 2003, by and among Crdentia Corp., NNI Acquisition Corporation, Nurses Network, Inc. and certain shareholders of Nurses Network, Inc., to the NNI Merger Agreement dated July 16, 2003.

         3.1(6)        Restated Certificate of Incorporation.

         3.2(7)        Certificate of Amendment to Restated Certificate of
                       Incorporation.

         3.3(8)        Restated Bylaws.

         10.2 Agreement to Purchase Accounts and Security Agreement dated February 8, 2002 between New Age Staffing, Inc. and Katz Factoring, Inc.

         10.3 Amendment to Agreement to Purchase Accounts and Security Agreement, dated effective as of August 8, 2003, made by and between New Age Staffing, Inc. and Katz Factoring, Inc.

         10.4          Omitted

         10.5 Variable Rate Installment Note dated August 18, 2003 in the principal amount of $250,000.00 made payable by Crdentia Corp. to Comerica Bank-California.

         10.6 Subordinated Promissory Note dated September 22, 2003 in the principal amount of $1,650,000.00 made payable by Crdentia Corp. to Nick Luizza, Jr.

         31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

         32.1          Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2          Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

________________________________________

         (1) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.

         (2) Previously filed as Exhibit 2.3 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

         (3) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on July 18, 2003 and incorporated herein by reference.

         (4) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2003 and incorporated herein by reference.

         (5) Previously filed as Exhibit 2.2 to the Form 8-K filed with the Securities and Exchange Commission on October 8, 2003 and incorporated herein by reference.

         (6) Previously filed as Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

         (7) Previously filed as Exhibit 3.2 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

         (8) Previously filed as Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

         (9) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 3, 2003 and incorporated herein by reference.