Form 10KSB
period 2003-12-31
CRDENTIA CORP
filed 2004-03-30
CIK 1073857

----------------------------------------------------------------------------

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Fiscal Year Ended December 31, 2003.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number: 0-31152

                                 CRDENTIA CORP.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                   76-0585701
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

           14114 Dallas Parkway, Suite 600, Dallas, Texas 75254
(Address of Principal Executive Offices)                (Zip Code)

                                 (972)850-0780
                          (Issuer's Telephone Number)

  Securities registered under Section 12(b) of the Exchange Act:  None

  Securities registered under Section 12(g) of the Exchange Act:
       Title of class:                   Name of each exchange on which
       Common Stock, $.0001 par value    registered:          None

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Registrant had revenues for its most recent fiscal year of  $4,711,972.

  Indicate the number of shares outstanding of each issuer's classes of Common Stock, as of the latest practicable date. At March 23, 2004, 18,838,057 shares of Common Stock, $.0001 par value, were outstanding.

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on March 23, 2004, was $19,254,500. [as of date within 60 days]

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Registrant's 2004 Annual Meeting of Stockholder to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end, December 31, 2003 and incorporated by reference into Part III of this Report.

----------------------------------------------------------------------------

                              CRDENTIA CORP.
                               FORM 10-KSB
                            December 31, 2003


                            TABLE OF CONTENTS

PART I

    ITEM 1.  Description of Business                                 1
    ITEM 2.  Description of Properties                               11
    ITEM 3.  Legal Proceedings                                       11
    ITEM 4.  Submission of Matters to a Vote of Security Holders     11

PART II

    ITEM 5.  Market for Equity and Related Stockholder Matters       12
    ITEM 6.  Management's Discussion and Analysis of  Operations     13
    ITEM 7.  Financial Statements                                    16
    ITEM 8.  Changes in and Disagreements with Accountants           17
    ITEM 8A. Controls and Procedures                                 17

PART III

    ITEM 9.  Directors and Executive Officers of the Registrant      18
    ITEM 10. Executive Compensation                                  18
    ITEM 11. Security Ownership of Certain Beneficial Owners
             and Management                                          18
    ITEM 12. Certain Relationships and Related Transactions          18
    ITEM 13. Exhibits, Lists and Reports on Form 8-K                 18
    ITEM 14. Principal Accountant Fees and Services                  22

    Signatures                                                       23
    Certifications Pursuant to Section 906 of
      Sarbanes-Oxley Act of 2002                                     24


PART F/S

    Financial Statements                                    F-1 to F-24

    Exhibits

                                 PART I

ITEM 1.  BUSINESS

Company Overview and History

    We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, and private duty home care. Our travel nurses are recruited domestically as well as internationally and placed on temporary assignments at healthcare facilities across the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments. Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home.

    At the beginning of the reporting period covered by this report, we were a development stage company with no commercial operations. We did not have any revenue in 2002 and did not have any revenue in 2003 until we completed our first acquisition in August 2003. During the year, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. As a result, we are now providing temporary healthcare workers in 25 states and have contracts with approximately 150 healthcare facilities. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

    In August 2003, we completed our acquisition of Baker Anderson Christie, Inc., a California corporation, which operated a healthcare staffing business in Northern California. The transaction, for which we paid 480,000 shares of our common stock, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated June 19, 2003, as amended on July 31, 2003.

    In September 2003, we completed our acquisition of New Age Staffing, Inc., a Delaware corporation, which operated healthcare staffing operations in Louisiana, Alabama and Tennessee. The transaction, for which we paid 6,884,614 shares of our common stock, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated September 15, 2003. This acquisition provided us entry into the area of travel nursing and resulted in our first significant revenue.

    In October 2003, we completed our acquisition of Nurses Network, Inc, a California corporation, which operated a healthcare staffing operation in Northern California. The transaction, for which we paid 118,084 shares of our common stock, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated July 16, 2003, as amended on September 9, 2003.

    In December 2003, we completed our acquisition of PSR Nurse Recruiting, Inc., a Texas corporation, and PSR Nurses Holdings Corp., a Texas corporation, which hold the limited partner and general partner interests in PSR Nurses, Ltd., which operated a healthcare staffing business in Texas. The transactions, for which we paid 3,418,789 shares of our common stock, were consummated pursuant to the terms of the Agreement and Plan of Reorganization dated November 4, 2003. This acquisition expanded our presence in travel nursing and provided us with a complete back-office operation.

    We were incorporated under the laws of the State of Delaware on November 10, 1997 under the name of Digivision International, Ltd. Our name was changed to Lifen, Inc. on June 22, 2000 and to Crdentia Corp. on May 28, 2003. Our principal executive offices are located at 14114 Dallas Parkway, Suite 600, Dallas, Texas 75254 and our telephone number is 972/850-0780

Industry Overview

    The Staffing Industry Report, an independent staffing industry publication, estimates that the healthcare segment of the temporary staffing industry was $10.6 billion in 2002, an increase of 25% from $8.5 billion in 2001. Nurse staffing represents over 70% of the revenue generated in the temporary medical staffing industry.

    The most common temporary nurse staffing alternatives available to hospital administrators are travel nurses and per diem nurses.

    - Travel nurse staffing involves placement of registered nurses on a contracted, fixed-term basis. Assignments may range from several weeks to one year, but are typically 13 weeks long and involve temporary relocation to the geographic area of the assignment. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating and providing travel and housing arrangements.

    - Per diem staffing involves placement of locally based healthcare professionals on very short-term assignments, often for daily shift work, with little advance notice of assignments by the client.

Supply and Demand Factors

    Beginning in the mid-1990s, changes in the healthcare industry prompted a fundamental shift in staffing models that led to an increased usage of temporary staffing at hospitals and other healthcare facilities. We believe that these changes in the healthcare industry will continue over the long-term because of the following factors:

    Shortage of Nurses.    There is a pronounced shortage of registered
nurses, especially experienced acute care specialty nurses, who staff operating rooms, emergency rooms, intensive care and pediatric units. This shortage is expected to grow over the coming decades to an estimated 20% below requirements by the year 2015 and 29% below requirements by the year 2020, according to a July 2002 report by the U.S. Department of Health and Human Services (HHS). Similarly, a 2002 report to the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) titled "Health Care at the Crossroads-Strategies for Addressing the Evolving Nursing Shortage," quantified this shortage by stating that by the year 2020 there will be at least 400,000 fewer nurses available to provide care than will be needed.

    Several factors have contributed to the decline in the supply of nurses:

    - The nurse pool is getting older and approaching retirement age. Several factors contribute to the aging of the registered nurse workforce: (1) the decline in number of nursing school graduates, (2) the higher age of recent graduates, and (3) the aging of the existing pool of licensed nurses. The largest source of new registered nurses, associate-degreed nurses, are on average 33 years old when they graduate , which is considerably older than in 1980 when the average age was 28. The JCAHO report outlined the average age of a working registered nurse at 43.3 and increasing at a rate more than twice that of other workforces in this country. By the year 2010, it is projected that the average age of working registered nurses will be 50.

    - Approximately 60% of nurses work in hospitals. Many registered nurses are leaving the hospital workforce through retirement, death or by choosing careers outside of acute care hospitals or in professions other than direct patient care. There are currently more than 500,000 licensed nurses not employed in nursing. Generally, the primary reasons nurses leave patient care, besides retirement, is to seek a job that is less stressful and less physically demanding, to seek more regular hours and more compensation.

    - Enrollment levels in nursing schools declined in the last half of the 1990s, resulting in 26% fewer registered nurse graduates in 2000 than in 1995. Similarly, the number of domestically educated candidates taking the registered nurse licensing examination (NCLEX) for the first time has declined at an average of 5.5% for each of the past six years, as reported by the National Council of State Boards of Nursing, Inc.

    - There is an increasing shortage of nursing faculty. As a result of the faculty shortage, nursing schools turned away 5,000 qualified baccalaureate program applicants in 2001.

    We believe the shortage of nurses increases demand for our services. Hospitals are increasingly turning to temporary nurses as a flexible way to manage changes in demand of their permanent staff and make up for budgeted shortfalls in staffing.

    Increasing Demand for Healthcare Services. There are a number of factors driving an increase in the demand for healthcare services, including:

    - A projected 18% increase in population in the United States between the year 2000 and 2020, resulting in an additional 50 million people who will require health care -19 million of which will be in the 65-and-over age group (according to the July 2002 Report by U.S. Department of Health and Human Services).

    - The aging of America. Baby boomers are just entering the 55 to 64 age group, where inpatient days per thousand are 58% higher than in the 45 to 54 age group, and 121% higher than in the 35 to 44 age group.

    - Advances in medical technology and healthcare treatment methods that attract a greater number of patients with complex medical conditions requiring higher intensity of care.

    Legislative Changes that will Increase Demand.    In response to
concerns by consumer groups over the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures on nurses, a number of states have either passed or introduced legislation related to prohibiting mandatory overtime and addressing nurse-to-patient ratios. The passage of such legislation is expected to increase the demand for nurses. California, in particular, has passed legislation requiring minimum nurse-to-patient ratios at all hospitals. Maine, New Jersey and Oregon have passed legislation limiting mandatory overtime for nurses. Several states are considering, or have already introduced similar legislation.

Business Overview

    We are primarily a provider of healthcare staffing services to hospitals and other healthcare facilities throughout the United States. The majority of our assignments are at acute care hospitals in major metropolitan areas. In 2003, approximately 61% of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. In 2003, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities. While per diem services provided less than 11% of our revenue in 2003, we believe this market presents a significant growth opportunity. The balance of our revenue in 2003 came from providing clinical management and staffing to healthcare facilities and private duty home care. We anticipate there are growth opportunities in these areas as well and intend to pursue such opportunities as they arise.

    With the existing and growing shortage of nurses in the United States, we believe there is an opportunity to build a significant company in the field of healthcare staffing services. We intend to pursue this opportunity through organic growth of our existing businesses and through the continued acquisition of complementary companies in this sector. We believe that temporary staffing companies must consolidate in order to survive. The success of the large industry leaders is indicative of the efficiency, both in operations as well as capital formation, of this strategy. Smaller companies in this sector will increasingly be at a competitive disadvantage in the marketplace because technology, operating efficiency and breadth of service will soon be the key to survival.

Growth Strategy

    Our goal is to expand our position within the temporary healthcare staffing sector in the United States. The key components of our business strategy include:

    - Expanding Our Network of Qualified Temporary Healthcare Professionals. Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified temporary healthcare professionals. We have a staff of professional recruiters who establish contact with qualified healthcare professionals by phone, by email and through the internet. Our best source, however, is by referals from satisfied healthcare professionals already associated with our company.

    - Strengthening and Expanding Our Relationships with Hospitals and
      Healthcare Facilities.    We continue to strengthen and expand our
      relationships with our hospital and healthcare facility clients, and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing who can fulfill the quantity and quality of their staffing needs and help them develop strategies for the most cost-effective staffing methods. We believe we are well positioned to offer our hospital and healthcare facility clients effective solutions to meet their staffing needs.

    - Increasing Our Market Presence in the Per Diem Staffing Market. We intend to expand our per diem services to the acute care hospital market by opening or acquiring new per diem staffing offices in selected markets . While we have not historically had a significant presence in per diem staffing services, we believe that this market presents a substantial growth opportunity.

    - Acquiring Complementary Businesses. We continually evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence and suite of products.

    - Expanding Service Offerings Through New Staffing Solutions. In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to explore new service offerings. In addition, we believe there are opportunities for growth in allied health (technicians and therapists) and we have begun to pursue new initiatives in this area as well.

Competition

    The healthcare staffing industry is highly competitive, with low barrier s to entry. We compete with both national firms as well as local and regional firms to attract nurses and other healthcare professionals as temporary healthcare professionals and to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of service and expertise, the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to a temporary healthcare professional while they are on an assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with requisite skills, the quality, scope and price of our services, our recruitment expertise and the geographic reach of our services. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

    We also compete with national, regional and local firms who also seek to acquire temporary healthcare companies. Many of these firms have greater financial resources and market recognition than we do. However, we believe that the combination of our management team and the growth plan that we have established will be attractive to many of the acquisition candidates that we encounter and that we will compete favorably in this environment.

Regulatory Issues

    The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not generally impacted because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients.

    Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We have applied for or are currently licensed in all states in which we do business that require such licenses.

    Most of the temporary healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our employees possess all necessary licenses and certifications in all material respects.

    With respect to our recruitment of international temporary healthcare professionals, we must comply with certain United States immigration law requirements, including the Illegal Immigration Reform and Immigrant Responsibility Act of 1996.

Employees

    At December 31, 2003, we employed 41 full-time employees, including corporate office and field office employees. During the year ended December 31, 2003, we employed approximately 400 temporary healthcare professionals. None of our employees, including our temporary healthcare professionals, are represented by a labor union. We believe we have excellent relations with our employees.

Available Information

   We maintain a corporate website at www.crdentia.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to these reports, are made available, free of charge, through this website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission. In addition, on or before the date of our annual stockholders meeting in 2004, our Code of Business Conduct, charters of the Audit Committee and Compensation Committee will each be available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

Forward Looking Statements

    This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding our expectations, hopes, beliefs or intentions regarding the future, including but not limited to statements regarding our market, strategy, competition, development plans (including acquisitions and expansion), availability of temporary professionals, financing, revenue, operations, and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Market data used throughout this report, including information relating to our relative position in the independent staffing industry, is based on published third party reports or the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information.

Risk Factors

    We were formed in November, 1997, and commenced operations on August 7, 2003 following our acquisition of Baker Anderson Christie, Inc. Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report including those contained in the section captioned "Management's Discussion and Analysis of Operations" under Item 6. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

    The ability to attract and retain highly qualified personnel to operate and manage our operations is extremely important and our failure to do so could adversely affect us.

    Presently, we are dependent upon the personal efforts of our management team. The loss of any of our officers or directors could have a material adverse effect upon our business and future prospects. We do not presently have key-person life insurance upon the life of any of our officers or directors. Additionally, as we continue our planned expansion of commercial operations, we will require the services of additional skilled personnel. There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.

    Our ability to execute upon our strategy of acquiring companies will require us to obtain additional working capital.

    Our business strategy will require substantial capital investment and adequate financing for the completion of acquisitions, development and integration of operations and technology as needed. In the event that we cannot obtain the necessary capital to fund our operations as planned, we may need to limit our operations and development activities. We cannot guarantee that such capital investment will be available to us at all or on terms that are acceptable to us. Our failure to obtain the necessary amount of working capital to fund our operations as currently anticipated could have a material, adverse effect upon our capacity to grow our operations.

    The means by which we raise additional working capital could cause substantial dilution to stockholders or result in significant interest expense or restrictive covenants.

    Our ability to fund our planned operations will require that we obtain substantial capital investment and financing. We may raise these funds through public or private debt or equity offerings. Depending on the terms negotiated with potential investors, such securities may be issued at a price per share significantly less than the trading prices listed for our common stock on the OTC Bulletin Board and thus may be significantly dilutive to our current stockholders. In addition, such dilution could likely have a depressive effect on the market price of our common stock, should a public market continue for our shares of common stock. In addition, any debt financing that we are able to obtain, if any, may involve significant interest expense or restrictive covenants that may limit our operations.

    We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

    We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies. In addition, last year we acquired four businesses.

    These acquisitions involve numerous risks, including:

    - potential loss of key employees or clients of acquired companies;

    - difficulties integrating acquired personnel and distinct cultures into our business;

    - difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

    - diversion of management attention from existing operations; and

    - assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

    - These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could seriously harm our financial condition and results of operations. We may fail to achieve expected efficiencies and synergies. Any acquisition may ultimately have a negative impact on our business and financial condition.

    We have had a short operating history and no earnings.

    We were formed in November, 1997 and commenced operations on August 7, 2003 with our acquisition of Baker Anderson Christie, Inc. Although we acquired three more companies during the balance of the year, we only operated each of those companies for a portion of the year. Therefore, we are a "start-up" operation and subject to all the risks inherent in a new business venture, many of which are beyond our control, including the ability to implement successful operations, lack of capital to finance acquisitions and failure to achieve market acceptance. In addition, as a start-up venture we will face significant competition from many companies virtually all of which are larger, better financed and have significantly greater market recognition than us.

    The successful implementation of our business strategy depends upon the ability of our management to monitor and control costs.

    With respect to our planned operations, management cannot accurately roject or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future. Consequently, as we expand our commercial operations, management may not be able to control costs and expenses adequately, and such operations may generate losses.

    We may become subject to governmental regulations and oversight, which could adversely affect our ability to continue or expand our business strategy.

    Although our operations are currently not subject to any significant government regulations, it is possible that, in the future, such regulations may be legislated. Although we cannot predict the extent of any such future regulations, a possibility exists that future or unforeseen changes may have an adverse impact upon our ability to continue or expand our operations as presently planned.

    There is a lack of an active public market for our common stock.

    We received approval to list our common stock on the OTC Bulletin Board and trading of shares began on February 24, 2003. There can be no assurances, however, that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue and is likely to experience significant price fluctuations. In addition, our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

    Purchases of additional shares of common stock by our Chief Executive Officer could cause significant dilution to our stockholders and cause our stock price to decline.

    Subject to the terms and conditions of a Common Stock Purchase Agreement dated May 15, 2002 with James Durham, Mr. Durham had the right to purchase at a purchase price of $0.0001 per share, up to a number of additional shares of our common stock equal to twenty-five (25%) of the aggregate number of additional shares of our common stock and other securities convertible into common stock issued or issuable in connection with any acquisitions we complete on or before August 7, 2004. We have issued an aggregate of 11,069,110 shares as consideration for our four completed acquisitions of Baker Anderson Christie, Inc., New Age Staffing, Inc., Nurses Network, Inc. and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. As a result of the completion of these acquisitions, Mr. Durham has the right to purchase up to 2,767,278 shares of our common stock at $0.0001 per share. On December 31, 2003 the Common Stock Purchase Agreement dated May 15, 2002 was modified such that Mr. Durham relinquished his rights to purchase additional shares of common stock that were to accrue to him in connection with acquisitions that occurred either before or after December 31, 2003. In consideration for this modification and based on extensive analysis and review of our planned acquisition program, with the assistance of a third-party compensation specialist, our board of directors granted
Mr. Durham an option to purchase up to

7,000,000 shares of common stock at an exercise price of $.10 per share. Mr. Durham is fully vested in the option, which expires December 31, 2018. One hundred percent (100%) of the shares of our common stock subject to the option shall be exercisable by Mr. Durham on December 31, 2008. Notwithstanding the foregoing, a certain number of shares subject to the option may be exercised prior to December 31, 2008 upon the closing of certain acquisitions by us. The difference between the purchase price of the common stock and option ($0.0001 and $0.10 per share, respectively) and the closing price of our common stock on the respective grant date, as quoted on the OTC Bulletin Board, has been accounted for as a non-cash compensation expense. The exercise by Mr. Durham of his right to purchase our common stock per the Common Stock Purchase Agreement or to exercise the option issued on December 31, 2003 may cause substantial dilution to our stockholders and may have a depressive effect on the market price of our securities, should a public market continue for our shares of common stock. The effect of these purchase rights and options may also serve to make financings or acquisitions more difficult to consummate or to make the terms of such financings or acquisitions more onerous.

    If we are unable to attract qualified nurses and healthcare professionals for our healthcare staffing business, our business could be negatively impacted.

    We rely significantly on our ability to attract and retain nurses and healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients' needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

    The temporary staffing industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in obtaining and retaining temporary staffing clients.

    The temporary staffing industry is highly competitive and fragmented, with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors include
AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing
Network Holdings, Inc. and On Assignment, Inc. All of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turns depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients' requirements and the skills and experience of our temporary employees. Our ability to attract skilled, experienced temporary professionals is based on our ability to pay competitive wages, to provide competitive benefits, to provide multiple, continuous assignments and thereby increase the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

    Our business depends upon our continued ability to secure and fill new orders from our hospital and healthcare facility clients, because we do not have long-term agreements or exclusive contracts with them.

    We generally do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients. The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our hospital and healthcare facility clients are free to place orders with our competitors and may choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

    Fluctuations in patient occupancy at our clients' hospitals and healthcare facilities may adversely affect the demand for our services and therefore the profitability of our business.

    Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare clients' facilities. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our clients' hospitals and healthcare facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

    Healthcare reform could negatively impact our business opportunities, revenues and margins.

    The U.S. government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

    State governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has recently implemented a regulation that limits the hourly rate payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses' aides. The state of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and margins.

    Furthermore, third party payers, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payers could reduce the demand or the price paid for our staffing services.

    We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

    The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

    Our business is generally not subject to the extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs. However, these laws and regulations could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil or criminal penalties or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

    Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations

    Our business strategy includes increasing our market share and presence in the temporary healthcare staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, such competition could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less attractive to us.

    Significant legal actions could subject us to substantial uninsured liabilities.

    In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals. In some instances, we are required to indemnify our clients against some or all of these risks. A failure of any of our employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.

    We may be legally liable for damages resulting from our hospital and healthcare facility clients' mistreatment of our healthcare personnel.

    Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment, negligence and other similar activities by our hospital and healthcare facility clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified healthcare professionals in the future.

    Execution of our business strategy and growth of our business are substantially dependent upon our ability to attract, develop and retain qualified and skilled sales personnel.

    Execution of our business strategy and continued growth of our business are substantially dependent upon our ability to attract, develop and retain qualified and skilled sales personnel who engage in selling and business development for our services. The available pool of qualified sales personnel candidates is limited. We commit substantial resources to the recruitment, training, development and operational support of our sales personnel. There can be no assurance that we will be able to recruit, develop and retain qualified sales personnel in sufficient numbers or that our sales personnel will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive sales personnel could adversely affect our business, financial condition and results of operations.

    We have a substantial amount of goodwill and other intangible assets on our balance sheet. Our level of goodwill and other intangible assets may have the effect of decreasing our earnings or increasing our losses.

    As of December 31, 2003, we had $11.9 million of unamortized goodwill and other intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2003, goodwill and other intangible assets represented 68% of our total assets.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142. Although it does not affect our cash flow, amortization of goodwill or an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected.

    Demand for medical staffing services is significantly affected by the general level of economic activity and unemployment in the United States.

    When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies, including our hospital and healthcare facility clients, reduce their use of temporary employees before laying off full-time employees. In addition, we may experience more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse impact on our financial position and results of operations.

ITEM 2.  PROPERTIES

    We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. We currently lease office space in four locations, as identified in the chart below:

Location                                                         Square Feet
-----------                                                        ---------
Dallas, Texas (corporate headquarters and staffing administration)    16,522
San Francisco, California (staffing administration)                    2,487
Birmingham, Alabama (staffing administration)                          1,100
Newport, Rhode Island (staffing administration)                          300
                                                                   ---------

Total                                                                 20,409
                                                                   ---------

ITEM 3.  LEGAL PROCEEDINGS

    We are parties to various legal proceedings arising in the ordinary course of business. We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    There is no organized or established trading market for our company stock. We received approval to list our common stock on the OTC Bulletin Board, and trading of such shares began on February 24, 2003 under the symbol "LFEN". On June 3, 2003, we changed our name from Lifen, Inc. to Crdentia Corp. and began trading under the symbol "CRNC". There currently is a very limited public market for our common stock and no assurance can
be given that a large public market will develop in the future.   The
trading market for the common stock is extremely thin. In view of the lack of an organized or established trading market for the common stock and the extreme thinness of whatever trading market may exist, the prices reflected on the chart as reported on the OTC Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the common stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

  The following table sets forth the high and low bid price for our common stock for each quarter for the period from inception of trading under the symbol "CRNC" on June 3, 2003 through December 31, 2003, as quoted on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   High        Low
    Year Ended December 31, 2003                   ------      ------
    ----------------------------

    Quarter ended June 30, 2003                    $5.10       $5.00
    Quarter ended September 30, 2003               $5.05       $4.75
    Quarter ended December 31, 2003                $5.30       $2.00

    As of the date of this report, there were approximately 130 record holders of our common stock. Since inception, we have not paid and do not expect to pay any dividends on our shares of common stock for the foreseeable future as all earnings will be retained for use in the business.

    Subject to the terms and conditions of a Common Stock Purchase
Agreement, executed effective May 15, 2002 and modified on December 31, 2003, James Durham was granted the right, in 2003, to purchase up to 2,767,278 shares of our common stock at $0.0001 per share. On December 31, 2003, Mr. Durham was granted an option to purchase up to 7,000,000 shares of common stock at an exercise price of $0.10 per share. In 2003, we granted options to purchase up to 818,224 shares of common stock at a weighted average exercise price of approximately $.96 per share to various directors and certain senior managers.

    On December 3 and December 12, 2003, we issued $90,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to four investors. This issuance was in addition to the issuance of $820,000 of Notes discussed in our Form 10-QSB filed on November 14, 2003. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per year and is payable in quarterly payments. The Notes are convertible into shares of our common stock at the holder's option, prior to the maturity date, at an initial conversion price of $1.50 per share. The conversion price was subsequently adjusted to $1.00 per share upon the issuance of the Series A Convertible Preferred Stock discussed below.

    On December 17, 2003, we issued an aggregate of 1,750,000 shares of Series A Convertible Preferred Stock at a per share price of $1.00 to two investors. The holders of the Series A Convertible Preferred Stock are entitled to receive a quarterly dividend in an amount equal to .025 shares of common stock for each share of outstanding Series A Convertible Preferred Stock held by them. Unless previously voluntarily converted prior to such time, the Series A Convertible Preferred Stock will automatically convert into shares of our common stock at an initial conversion ratio of one-to-one, one year from the date of issuance of such shares, subject to certain conversion price adjustments.

    On December 2, 2003, we completed the acquisition of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., pursuant to an Agreement and Plan of Reorganization dated November 4, 2003. The aggregate merger consideration is an amount equal to 0.55 multiplied by the sum of the gross revenues for PSR Nurses, Ltd., a Texas limited partnership, for the three year fiscal period ending September 30, 2005 and will be payable solely in shares of our common stock in up to three installments. At the closing, we issued an aggregate of 3,418,789 shares of our common stock to the former stockholders of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. as the initial installment of the merger consideration. We also issued an additional 167,623 shares of our common stock in exchange for the cancellation of some prior indebtedness of PSR Nurses, Ltd.

    With respect to equity compensation plans as of December 31, 2003, see table below:



                                                                               Number of securities
                                                                               remaining available for
                     Number of securities to be                                future issuance under
                     issued upon exercise of     Weighted-average exercise     equity compensation plans
                     outstanding options,        price of outstanding options  (excluding securities
                     warrants and rights         warrants and rights           reflected in column (a))
Plan Category                (a)                          (b)                             (c)
-------------------  --------------------------  ----------------------------  --------------------------

Equity compensation
plans approved by
security holders            None                          N/A                            None

Equity compensation
plans not approved
by security holders       10,585,502                     $ .14                           N/A
-------------------  --------------------------  ----------------------------  --------------------------
     Total                10,585,502                     $ .14                           None
-------------------  --------------------------  ----------------------------  --------------------------

    The unregistered securities set forth above were sold or granted in reliance on an exemption in the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

GENERAL

    We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, and private duty home care. Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments.
Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home. We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

    At the beginning of 2003, we were a development stage company with no commercial operations. During the year, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four companies. As a result, we are now providing temporary healthcare in 25 states and have contracts with approximately 150 healthcare facilities. Approximately 61% of our revenue in 2003 was derived from the placement of travel nurses and approximately 11% from per diem services.
The balance came from a mix
of private duty nursing and complete clinical management. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

    The companies we acquired in 2003 -- Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd. -- provide the foundation for our continued growth. During the year we began operating the acquired companies, combining the various back offices and support staff into a central location and began streamlining the operations. By the end of 2003 we were recording revenue at a monthly rate that is equivalent to $24 million per year.


PLAN OF OPERATIONS

    Our success in achieving profitability will depend on our ability to consummate acquisitions of healthcare companies, to implement our marketing strategy and to achieve a revenue stream from the sale of services, while not exceeding budgeted expenses. During the implementation of our business plan, we will be subject to all of the risks inherent in an emerging business, including the need to provide reliable and effective services, to develop marketing expertise, and to generate sales. In the event that our market declines significantly or fails to grow as anticipated, our business, financial condition and results of operations could be materially adversely affected.

    During 2003, most of our customers were acute care hospitals located throughout the continental United States. As we grow, we anticipate that acute care facilities will continue to be the majority of our customer base but that the overall percentage will decline as we increase our presence in the home health and nursing home areas.

    Our overall gross profit margin in 2003 was approximately 24.2%, which we anticipate will increase in 2004. Our gross margin is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage. Any increase in margin will be the result of our continuing efforts to enhance our margins by increasing the number of international nurses under contract and to slightly alter our overall product mix to include more home health and allied health services, which generally have higher margins.

    In 2003, our selling, general and administrative expense was comprised, primarily, of personnel costs, legal and audit fees related to being a public company, the long-term bonus payable to our Chief Executive Officer and various other office and administrative expenses. Approximately 17.5% or $595,000 of the selling, general and administrative expense in 2003 was incurred when the company was still in its formative stage, prior to the completion of our first acquisition. We consider the long-term payable to be a one-time event that is unlikely to be repeated.

    In 2003, we incurred significant non-cash compensation expense primarily from a compensation agreement with our Chairman and Chief Executive Officer, related to our initial acquisitions. For a more extensive explanation of this agreement, see Item 5. Market for Registrants Common Equity and Related Stockholders Matters. In the future we intend to use stock options as an incentive to our employees and, therefore, could incur additional non-cash compensation expense. However, we do not believe that such additional expense will be at the level incurred in 2003.

    During the next twelve months, we intend to continue growing the businesses acquired in 2003 and to further expand our operations through acquisitions. Our goal is to acquire at least four additional companies in 2004, generally in the areas of travel nursing, per diem staffing and private duty home care. We are also exploring opportunities in the allied health and home health areas. As we acquire companies, we expect to realize immediate savings in their operations as we integrate them into our operations and as we decrease their general and administrative costs by merging their back office and support operation into ours. We have engaged an independent consulting firm to assist us in identifying acquisition targets that meet general guidelines with regard to revenue, gross profit margin and projected earnings. We have begun the process of contacting the companies that have been so identified.

    In 2003 the cash flow generated by our operations was not sufficient to fund our operations and was supplemented by $910,000 of convertible debt raised in September through December 2003 and by $1.75 million of convertible preferred stock sold in December 2003. We currently utilize several factoring relationships and one banking relationship to fund our cash needs on a short-term basis. We intend to consolidate these into a single relationship that we have identified, early in the second quarter of 2004, to simplify the record keeping and decrease the overall cost. At December 31, 2003, we owed approximately $5.4 million to the selling shareholders of several of the companies we acquired in 2003, of which approximately $1.8 million will be repaid in 2004. Although at December 31, 2003 we had negative working capital of $1,220,865, several mitigating factors should be considered: (i) in February 2004 we raised an additional $1 million of Series A Convertible Preferred Stock, and (ii) of the $910,000 convertible debt outstanding, we believe that the holders of a majority of this debt will convert to equity in 2004, even though we cannot compel such conversion. At December 31, 2003, our cash balance was $1,469,076. We believe that these funds plus the anticipated cash flow from operations in 2004, the sale of additional Series A Convertible Preferred Stock and the anticipated conversion of at least a portion of the convertible debt will be sufficient to service the selling shareholder debt and fund our operations for the foreseeable future, except for the cash required to prospect for and complete the anticipated acquisitions discussed above.

    Based on our current acquisition pipeline, we believe that additional capital will be required to acquire additional companies. We are currently exploring various debt and equity options for raising this capital. While we believe we will be successful in raising additional capital, there is no assurance that we will be able to raise the amount of capital required to meet our objectives. If additional capital is not readily available, we will be forced to scale back our acquisition activities and our operations until our income exceeds our expenses. This would result in an overall slowdown of our development.

    As a result of certain account collection issues, we are currently working to end the relationship with one of our hospital group customers.
As of March 23, 2004, this customer owed us approximately $459,198, all within the payment terms of the contract. We anticipate that this contract will terminate by the end of May, 2004 and we have a signed agreement from the customer to pay a set amount each week until the balance is paid in full. We will be monitoring these payments closely and will take appropriate action if payments become delinquent.

    Our capital commitments for the next twelve months are minimal as our business does not require the purchase of plants, factories, extensive capital equipment or inventory.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT JUDGEMENT

    The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas that require significant judgments, estimates, and assumptions include the assignment of fair values upon acquisition of goodwill and other intangible assets, testing for impairment and valuation of the stock used to consummate our acquisitions. We use historical experience, qualified independent consultants and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the company's financial statements at any given time.

    Accounts Receivable

    Accounts receivable are reduced by an allowance for doubtful accounts that provides a reserve with respect to those accounts for which revenue was recognized but with respect to which management subsequently determines that payment is not expected to be received. We analyze the balances of accounts receivable to ensure that the recorded amounts properly reflect the amounts expected to be collected. This analysis involves the application of varying percentages to each accounts receivable category based on the age of the uncollectible accounts receivable. The amount ultimately recorded as the reserve is determined after management also analyzes the collectibility of specific large or problematic accounts on an individual basis, as well as the overall business climate and other factors. Our estimate of the percentage of uncollectible accounts may change from time to time and any such change could have a material impact on our financial condition and results of operations.

    Accounting for Stock Options

    We have used stock grants and stock options to attract and retain directors and key executives and intend to use stock options in the future to attract, retain and reward employees for long-term service. In 2003 the grant prices were significantly under the publicly traded market value per share of our stock. Therefore, we calculated the intrinsic value of the stock and options granted and recorded non-cash compensation expense for the difference between the grant price and the market value at issuance. In the future, we may issue additional shares under market, at which time we would incur additional non-cash compensation expense, but we anticipate that the preponderance of future issues will be at the prevailing market price of our stock.

    Purchase Accounting, Goodwill and Intangible Assets

    All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at their estimated fair value as determined by management based on an independent third-party valuation. We determined to use third-party valuations because in 2003 our common stock had just begun to trade and it was thinly traded throughout the year. We finalize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition. In 2003, this allocation was also based on an independent third-party valuation.

    Goodwill arising from the acquisitions of businesses is recorded as the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. Statement of Financial Accounting
Standards No. 142 ("Goodwill and Other Intangible Assets") provides that goodwill is to be tested for impairment annually or more frequently if circumstances indicate potential impairment. Consistent with this standard, we will review goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its new, lower fair value.

The Company currently does not believe any impairment of its goodwill or any such other asset existed at December 31, 2003. Nevertheless, future conditions or events could adversely affect the recorded value of goodwill or such other assets. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

ITEM 7.  FINANCIAL STATEMENTS

    Audited financial statements for the year ended December 31, 2003 and 2002 are submitted herein as PART F/S on Pages F-1 to F-24.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    At our Annual Meeting on May 28, 2003, our shareholders ratified the recommendation of our Board of Directors to dismiss our independent accountant, Sanford H. Feibusch, CPA, PC and to appoint BDO Seidman, LLP ("BDO") as our independent accountants, effective May 28, 2003, for the fiscal year ended December 31, 2003.

    In connection with his services to us in the fiscal year ended December 31, 2002, Mr. Feibusch prepared a report dated February 5, 2003 on our consolidated financial statements for the four months ended December 31, 2002 and 2001, and for the period from November 10, 1997 (date of inception) to December 31, 2002. The report did not contain an adverse opinion or disclaimer of opinion nor was it qualified to audit scope, or accounting principles. The opinion was qualified, however, as to our ability to sustain ourselves as a going concern without securing additional funding.
In addition, with respect to the report and the subsequent interim period ended May 28, 2003, there were no disagreements with Mr. Feibusch on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Mr. Feibusch would have caused him to make reference thereto in his report on the financial statements for such periods. From February 5, 2003 through May 28, 2003, Mr. Feibusch did not perform any services or provide any advice, either verbally or in writing, to our officers or directors.

    We provided Mr. Feibusch with a copy of the foregoing disclosures and requested that he furnish a letter addressed to the Securities and Exchange Commission stating whether or not he agrees with the above statements. A copy of such letter, dated May 28, 2003 (as amended June 4, 2003) was filed as Exhibit 16 to the Form 8-K/A filed on June 4, 2003.

    In March, 2003, we engaged BDO to perform an audit of New Age Staffing, Inc. ("New Age") which we had proposed to acquire. New Age was a privately owned company and was not subject to the reporting requirements of the Securities Exchange Act of 1934.

    In the course of our relationship with BDO, we decided to engage BDO as our new independent accountants as of May 28, 2003, subject to the signing of a definitive engagement letter.

    During the two most recent fiscal years and through May 28, 2003, we have not consulted with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that BDO concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event.

ITEM 8A.  CONTROLS AND PROCEDURES

    Subsequent to December 31, 2003 and prior to the filing of this Report, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective at December 31, 2003, and during the period prior to the execution of this Report. There have been no changes in our internal controls over financial reporting during our most recent fiscal year that have materially affected or are likely to materially affect our internal control over financial reporting.

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2004 annual meeting of stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2004 annual meeting of stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2004 annual meeting of stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2004 annual meeting of stockholders.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.   Description
-----------   ------------
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

2.2(2) Amendment No. 1 to the BAC Merger Agreement made and entered into effective as of July 31, 2003.

2.3(3) Letter of Intent dated March 13, 2003 by and between Crdentia Corp. and New Age Staffing, Inc., as amended on May 5, 2003.

2.4(4) Agreement and Plan of Reorganization, dated as of July 16, 2003, by and among Crdentia Corp., Nurses Network, Inc., NNI Acquisition Corporation and certain shareholders of Nurses Network, Inc. (the "NNI Merger Agreement"). Certain schedules and exhibits referenced in the NNI Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.5(5) Agreement and Plan of Reorganization, dated as of September 15, 2003, by and among Crdentia Corp., New Age Staffing, Inc., NAS Acquisition Corporation and the shareholders of New Age Staffing, Inc. (the "NAS Merger Agreement"). Certain schedules and exhibits referenced in the NAS Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.6(6) Amendment No. 1 to the NNI Merger Agreement made and entered into effective as of September 9, 2003.

2.7(7) Agreement and Plan of Reorganization, dated as of November 4, 2003, by and among Crdentia Corp., PSR Acquisition Corporation, PSR Holdings Acquisition Corporation, PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. (the "Merger Agreement"). Certain schedules and exhibits referenced in the Merger Agreement have been omitted in accordance with
              Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1(8)        Restated Certificate of Incorporation.

3.2(9)        Certificate of Amendment to Restated Certificate of
              Incorporation.

3.3(10)       Restated Bylaws.

4.1 Registration Rights Agreement dated September 22, 2003 by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.

4.2 Registration Rights Agreement dated December 2, 2003 by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.

4.2(11) Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

4.3(12) Registration Rights Agreement by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.

4.4(13)       Specimen Stock Certificate.

4.5           Specimen Series A Preferred Stock Certificate

10.1(14)      Form Convertible Subordinated Promissory Note.

10.2(15) Agreement to Purchase Accounts and Security Agreement dated February 8, 2002 between New Age Staffing, Inc. and Katz Factoring, Inc.

10.3(16) Amendment to Agreement to Purchase Accounts and Security Agreement, dated effective as of August 8, 2003, made by and between New Age Staffing, Inc. and Katz Factoring, Inc.

10.5(17) Variable Rate Installment Note dated August 18, 2003 in the principal amount of $250,000 made payable by Crdentia Corp. to Comerica Bank-California.

10.6(18) Subordinated Promissory Note dated September 22, 2003 in the principal amount of $1,650,000 made payable by Crdentia Corp. to Nick Luizza, Jr.

10.7 Convertible Subordinated Promissory Note dated December 2, 2003 in the principal amount of $1,200,000 made payable by Crdentia Corp. to Robin Riddle.

10.8 Convertible Subordinated Promissory Note dated December 2, 2003 in the principal amount of $2,525,000 made payable by Crdentia Corp. to Professional Staffing Resources, Inc. and Nursing Services Registry of Savannah, Inc.

10.9 Convertible Subordinated Promissory Note dated December 2, 2003 in the principal amount of $200,000 made payable by Crdentia Corp. to Professional Staffing Resources, Inc. and Nursing Services Registry of Savannah, Inc.

10.10# Notice of Stock Option Award and Stock Option Award Agreement dated December 16, 2003 by and between Crdentia Corp. and Thomas H. Herman.

10.11# Notice of Stock Option Award and Stock Option Award Agreement dated December 16, 2003 by and between Crdentia Corp. and C. Fred Toney.

10.12# Executive Employment Agreement dated December 22, 2003 by and between Crdentia Corp. and Pamela Atherton.

10.13# Notice of Stock Option Award and Stock Option Award Agreement dated December 22, 2003 by and between Crdentia Corp. and Pamela Atherton.

10.14(19)#    Notice of Stock Option Award dated December 31, 2003 by and between Crdentia Corp. and James Durham.

10.15(20)#    Stock Option Plan and Award Agreement dated December 31, 2003 by and between Crdentia Corp. and James Durham.

10.16(21)#    Bonus and Other Agreement dated December 31, 2003 by and
              between Crdentia Corp. and James Durham.

10.17# Employment Agreement dated November 7, 2003 by and between Crdentia Corp. and William S. Leftwich.

10.18 Commercial Receivables Sale Agreement dated November 8, 2001 by and between Alamo Capital Corporation and PSR Nurses, Ltd.

10.19 Office Lease Agreement dated February 1, 2002 by and between Merit 99 Office Portfolio, L.P. and PSR Nurses, Ltd.

10.20(22)     Amendment to Agreement with Health Care Investment Visions,
              LLC dated April 29, 2003, terminating the original Agreement dated January 2, 2003.

14.1          Crdentia Corp. Code of Business Conduct and Ethics.

16.1(23) Letter dated May 28, 2003 from Sanford H. Feibusch, CPA, PC to the U.S. Securities and Exchange Commission.

22.1          List of subsidiaries of Crdentia Corp.

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

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------

#      Indicates management contract or compensatory plan.
(1) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.
(2) Previously filed as Exhibit 2.3 to the Form 10-QSB filed with the Securities and Exchange Commission on

       August 12, 2003 and
       incorporated herein by reference.
(3) Previously filed as Exhibit 1.0 to the Form 8-K filed with the Securities and Exchange Commission on March 19, 2003 and incorporated herein by reference.
(4) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on July 18, 2003 and incorporated herein by reference.
(5) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2003 and incorporated herein by reference.
(6) Previously filed as Exhibit 2.2 to the Form 8-K filed with the Securities and Exchange Commission on October 8, 2003 and incorporated herein by reference.
(7) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on November 6, 2003 and incorporated herein by reference.
(8) Previously filed as Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.
(9) Previously filed as Exhibit 3.2 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.
(10) Previously filed as Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.
(11) Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.
(12) Previously filed as Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.
(13) Previously filed as Exhibit 4.0 to the Form 10-QSB filed with the Securities and Exchange Commission on May 5, 2003 and incorporated herein by reference.
(14) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 3, 2003 and incorporated herein by reference.
(15) Previously filed as Exhibit 10.2 to the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.
(16) Previously filed as Exhibit 10.3 to the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.
(17) Previously filed as Exhibit 10.5 to the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.
(18) Previously filed as Exhibit 10.6 to the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.
(19) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 12, 2004 and incorporated herein by reference.
(20) Previously filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on January 12, 2004 and incorporated herein by reference.
(21) Previously filed as Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on January 12, 2004 and incorporated herein by reference.
(22) Previously filed as Exhibit 10.12 to the Form 10-QSB filed with the Securities and Exchange Commission on May 5, 2003 and incorporated herein by reference.
(23) Previously filed as Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on May 30, 2003 and incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2004 annual meeting of stockholders.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CRDENTIA CORP.

    Dated: March 30, 2004               By:  /s/ James D. Durham
                                            -------------------------------
                                                 James D. Durham
                                                 Chief Executive Officer and
                                                 Chairman of the Board
                                                 (Principal Executive Officer)

    Dated: March 30, 2004               By:  /s/ Pamela G. Atherton
                                            -------------------------------
                                                 Pamela G. Atherton
                                                 President

    Dated: March 30, 2004               By:  /s/ William S. Leftwich
                                            -------------------------------
                                                 William S. Leftwich
                                                 Chief Financial Officer and
                                                 Secretary
                                                 (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Dated: March 30, 2004               By:  /s/ Robert J. Kenneth
                                            -------------------------------
                                                 Robert J. Kenneth
                                                 Director

    Dated: March 30, 2004               By:  /s/ Robert P. Oliver
                                            -------------------------------
                                                 Robert P. Oliver
                                                 Director

    Dated: March 30, 2004               By:  /s/ Joseph M. DeLuca
                                            -------------------------------
                                                 Joseph M. DeLuca
                                                 Director

    Dated: March 30, 2004               By:  /s/ Thomas Herman
                                            -------------------------------
                                                 Thomas Herman
                                                 Director

    Dated: March 30, 2004               By:  /s/ C. Fred Toney
                                            -------------------------------
                                                 C. Fred Toney
                                                 Director

                               EXHIBIT 31.1
                               ------------

             CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
             ------------------------------------------------
           UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
           -----------------------------------------------------

    I, James D. Durham, Chief Executive Officer and Chairman of Board of Crdentia Corp., certify that:

    1. I have reviewed this annual report on Form 10-KSB of Crdentia Corp.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedure to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: March 30, 2004                 By: /s/ James D. Durham
                                          -------------------------------
                                              James D. Durham
                                              Chief Executive Officer and
                                              Chairman of the Board

                               EXHIBIT 31.2
                               ------------

             CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
             ------------------------------------------------
          UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
          -----------------------------------------------------

I, William S. Leftwich, Chief Financial Officer and Secretary of Crdentia Corp., certify that:

    1. I have reviewed this annual report on Form 10-KSB of Crdentia Corp.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedure to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: March 30, 2004                 By: /s/  William S. Leftwich
                                          -------------------------------
                                               William S. Leftwich
                                               Chief Financial Officer
                                               and Secretary

                              EXHIBITS 32.1 and 32.2
                              ----------------------
                              CERTIFICATE PURSUANT TO
                              -----------------------
                              18 U.S.C. SECTION 1350,
                              -----------------------
                              AS ADOPTED PURSUANT TO
                              -----------------------
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                    ---------------------------------------------

    In connection with the Annual Report of Crdentia Corp. (the "Company") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

    2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company at the dates and for the period indicated.

This Certificate has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.


    Dated: March 30, 2004                By:  /s/ James D. Durham
                                            -------------------------------
                                             James D. Durham
                                             Chief Executive Officer and
                                             Chairman of the Board


    Dated: March 30, 2004                By:  /s/ William S. Leftwich
                                            -------------------------------
                                             William S. Leftwich
                                             Chief Financial Officer and
                                             Secretary

Report of Independent Certified Public Accountants

Board of Directors
Crdentia Corp.
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Crdentia Corp. as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crdentia Corp. at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP


March 24, 2004
San Francisco, California

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Crdentia Corp.

I have audited the accompanying balance sheet of Crdentia Corp. (formerly known as Lifen, Inc.) as of December 31, 2002 and the related statement of operations, stockholders' equity and cash flow for the year then ended. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Crdentia Corp. (formerly Lifen, Inc.) as of December 31, 2002 and results of operations, changes in stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in the Liquidity section of Note 1 to the Financial Statements, as of December 31, 2002 conditions existed that raised substantial doubt about its ability to continue as a going concern. Management's actions and plans regarding this matter are also described in Note
1. The Financial Statements as of December 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.


						/s/ Sanford H. Feibusch
                                                ----------------------------
						Certified Public Accountant

Monsey, New York
February 5, 2003 (except for
the Liquidity section of
Note 1, which is dated
as of March 29, 2004)

                                 CRDENTIA CORP.
                          Consolidated Balance Sheets

                                                           December 31,
                                                 -------------------------------
                                                      2003             2002
                                                 --------------   --------------
Current assets:
  Cash and cash equivalents                      $   1,469,076    $     125,463
  Accounts receivable, net of allowance              3,058,086                -
    for doubtful accounts of $195,465
  Unbilled receivables                                 268,590                -
  Other current assets                                 333,379           33,126
                                                 --------------   --------------
Total current assets                                 5,129,131          158,589

Property and equipment, net                            363,815            6,418
Goodwill                                             8,519,821                -
Intangible assets, net                               3,485,334                -
Other assets                                            98,297           48,803
                                                 --------------   --------------
Total assets                                     $  17,596,398    $     213,810
                                                 ==============   ==============

Current liabilities:
  Accounts payable and accrued expenses          $     756,686    $      53,713
  Accrued employee compensation and benefits           828,884                -
  Revolving lines of credit                          2,871,890                -
  Current portion of notes payable to lenders          191,667                -
  Subordinated convertible notes, net of discount      250,833                -
  Current portion of notes payable to sellers        1,435,115                -
  Other current liabilities                             14,921                -
                                                 --------------   --------------
Total current liabilities                            6,349,996           53,713

Note payable to lender, less current portion            27,777                -
Long term bonus payable                                801,000                -
Notes payable to sellers, less current portion       3,925,983                -
                                                 --------------   --------------
Total liabilities                                   11,104,756           53,713

Commitments and contingencies

Series A Convertible Preferred Stock
  $0.0001 par value, 10,000,000 shares
    authorized, 1,750,000 issued and
    outstanding (liquidation preference
    of $1,750,000)                                   1,750,000                -
                                                 --------------   --------------

Stockholders' equity:
  Common stock, par value $0.0001,                       2,207            1,100
  50,000,000 shares authorized in
    2003 and 2002,
    22,067,276 shares issued and
    18,838,057 shares outstanding in 2003
    10,998,166 shares issued and
    outstanding in 2002
  Additional paid in capital                        60,545,887          821,344
  Treasury Stock                                             -                -
  Deferred non-cash stock compensation                (828,000)               -
  Accumulated deficit                              (54,978,452)        (662,347)
                                                 --------------   --------------
Total stockholders' equity                           4,741,642          160,097
                                                 --------------   --------------

Total liabilities and stockholders' equity       $  17,596,398    $     213,810
                                                 ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                 CRDENTIA CORP.
                    Consolidated Statements of Operations


		                                     Year Ended December 31,
                                                 -------------------------------
                                                      2003             2002
                                                 --------------   --------------
Revenue from services                            $   4,711,972    $           -
Direct operating expenses                            3,571,281                -
                                                 --------------   --------------
  Gross profit                                       1,140,691                -
                                                 --------------   --------------
Operating expenses:
  Selling, general, and administrative expenses      3,409,707          433,773
  Non-cash stock based compensation                 51,638,254                -
                                                 --------------   --------------
Total operating expenses                            55,047,961          433,773
                                                 --------------   --------------

Loss from operations                               (53,907,270)        (433,773)

  Interest expense, net                                408,835                -
                                                 --------------   --------------
Loss from operations before income taxes           (54,316,105)        (433,773)

Income tax expense                                           -                -
                                                 --------------   --------------
Net loss                                         $ (54,316,105)   $    (433,773)
                                                 ==============   ==============


Deemed dividend related to beneficial conversion
  feature on Series A convertible preferred stock    1,750,000                -
                                                 --------------   --------------

Net loss attributable to common stockholders     $ (56,066,105)   $    (433,773)
                                                 ==============   ==============

Basic and diluted loss per common share
  attributable to common stockholders            $       (4.32)   $       (0.05)
                                                 ==============   ==============
Weighted average number of common
  shares outstanding                                12,992,111        8,562,822
                                                 ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                 CRDENTIA CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   Common Stock
                                 Par Value $.0001     Additional                 Deferred
                               -------------------      Paid-In     Treasury     Non-cash      Accumulated
                                 Shares     Amount      Capital      Stock     Compensation      Deficit         Total
                               -----------  ------   ------------   --------   ------------   -------------   ------------
Balance December 31, 2001       7,424,000   $  743   $   367,239    $      -   $         -    $   (228,574)   $   139,408

Restricted stock issued in
  Private Placement net of
  issuance costs of $54,455     2,574,286      257       447,438                                                  447,695

Restricted stock issued to
  officers and directors for
  services                        999,880      100         6,667                                                    6,767

Net Loss                                                                                          (433,773)      (433,773)
                               -----------  ------   ------------   --------   ------------   -------------   ------------
Balance December 31, 2002      10,998,166    1,100       821,344           -             -        (662,347)       160,097



Restricted stock issued in
  acquistion of Baker,
  Anderson, Christie, Inc.        480,000       48       172,752                                                  172,800

Restricted stock issued in
  acquistion of New Age
  Staffing, Inc.                6,884,614      688     2,477,773                                                2,478,461

Restricted stock issued in
  acquistion of Nurses
  Network, Inc.                   118,084       12        42,498                                                   42,510

Restricted stock issued in
  acquistion of PSR Nurses
  Recruiting, Inc. and
  PSR Nurses Holdings Corp.     3,418,789      342     3,247,491                                                3,247,833

Restricted stock issued in
  conversion of debt              167,623       17       408,983                                                  409,000


                                 CRDENTIA CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

                                   Common Stock
                                 Par Value $.0001     Additional                 Deferred
                               -------------------      Paid-In     Treasury     Non-cash      Accumulated
                                 Shares     Amount      Capital      Stock     Compensation      Deficit         Total
                               -----------  ------   ------------   --------   ------------   -------------   ------------
Restricted stock repurchased
  from terminated employee       (181,219)                (1,208)          -                                       (1,208)

Beneficial conversion feature
  of subordinated convertible
  notes                                                  910,000                                                  910,000

Common stock returned to
  company and related
  compensation expense         (3,048,000)             5,750,593           -                                    5,750,593

Compensation expense related
  to restricted stock and
  options issued to directors
  and employees                                        2,770,176                  (828,000)                     1,942,176

Compensation expense related
  to restricted stock purchase
  rights issued	to Chief
  Executive Officer                                   13,495,485                                               13,495,485

Compensation expense related
  to stock options issued
  to Chief Executive Officer                          30,450,000                                              30,450,000

Benefit and deemed dividend
  of beneficial conversion price
  of Series A convertible                              1,750,000                                                1,750,000
  preferred stock                                     (1,750,000)                                              (1,750,000)

Net loss                                                                                       (54,316,105)   (54,316,105)
                               -----------  ------   ------------   --------   ------------   -------------   ------------

Balance December 31, 2003      18,838,057   $2,207   $60,545,887    $     -    $  (828,000)   $(54,978,452)   $ 4,741,642
                               ===========  ======   ============   ========   ============   =============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 CRDENTIA CORP.
                     Consolidated Statement of Cash Flows

		                                     Year Ended December 31,
                                                 -------------------------------
                                                      2003             2002
                                                 --------------   --------------
Operating activities
Net loss                                         $ (54,316,105)   $    (433,773)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Amortization of subordinated convertible
    note discounts                                     250,833                -
  Depreciation and amortization                        111,827                -
  Bad debt expense                                     195,465                -
  Non-cash stock based compensation                 51,638,254                -
  Changes in operating assets and liabilities,
  net of effects of
     purchases of subsidiaries:
     Accounts receivable                               313,254                -
     Unbilled receivables                             (268,590)               -
     Other current assets                              398,597           61,274
     Accounts payable and accrued expenses            (388,773)          48,848
     Accrued employee compensation and benefits        107,354                -
     Long term bonus payable                           801,000                -
                                                 --------------   --------------
Net cash used in operating activities               (1,156,884)        (323,651)
                                                 --------------   --------------

Investing activities
Purchases of property and equipment                   (50,435)		 (5,554)
Cash paid for acquisition of subsidiaries,
  net of cash received                                (13,700)                -
                                                 --------------   --------------
Net cash used in investing activities                 (64,135)           (5,554)
                                                 --------------   --------------

Financing activities
Issuance of preferred stock                          1,750,000                -
(Repurchase)/Issuance of common stock                   (1,208)         454,462
Net increase in revolving lines of credit               39,404                -
Proceeds from notes payable to lenders                 275,000                -
Repayment of notes payable to lenders                  (60,328)               -
Proceeds from subordinated convertible notes           910,000                -
Repayment of notes to sellers                         (325,638)               -
Debt issuance costs                                    (22,598)               -
                                                 --------------   --------------
Net cash provided by financing activities            2,564,632          454,462
                                                 --------------   --------------

Net increase in cash                                 1,343,613          125,257
Cash and cash equivalents at beginning of year         125,463              206
                                                 --------------   --------------
Cash and cash equivalents at end of year         $   1,469,076    $     125,463
                                                 ==============   ==============

Supplemental disclosures:
Stock issued to effect business acquisitions
  10,901,487 shares of common stock              $   5,941,604    $           -
Stock issued on the conversion of note payable
  167,623 shares of common stock                 $     409,000    $           -
Notes payable issued and assumed in acquisitions $   5,683,173    $           -

The accompanying notes are an integral part of these consolidated financial statements.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


Note 1. Summary of Significant Accounting Policies
--------------------------------------------------

Organization
------------
Crdentia Corp. (the "Company") was incorporated under the laws of the State of Delaware on November 10, 1997 under the name Digivision International, Ltd. The Company's name was changed to Lifen, Inc. on June 22, 2000 and changed to Crdentia Corp. on May 28, 2003. The Company commenced commercial operations on August 7, 2003 with the first of four acquisitions:

     . On August 7, 2003, Baker Anderson Christie, Inc., a San Francisco based home health care agency
     . On September 22, 2003, New Age Staffing, Inc., a Nashville, TN, Birmingham, AL, and New Orleans, LA based travel nurse and per diem staffing company
     . On October 2, 2003, Nurses Network, Inc., a San Francisco based clinical staffing company
     . On December 2, 2003, PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. the general and limited partner to PSR Nurses, Ltd., a Dallas, TX based travel nurse operation.

With the operational integration of these acquisitions, Crdentia Corp. provides healthcare staffing services in the area of travel nursing, per diem staffing, contractual clinical services, and private duty home care. Our healthcare employees are recruited domestically as well as internationally and placed in assignments in local markets and in facilities across the United States.

Basis of Presentation
---------------------
The accompanying financial statements include the results of operations of the wholly owned subsidiaries listed above from their respective dates of acquisition through the end of this reporting period. All material intercompany
transactions have been eliminated in consolidation.    The Company has only one
operating segment.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, the valuation and allocation of acquired intangible assets and goodwill, the stock valuation of the shares used to consummate the company's acquisitions, and analysis of impairment of goodwill and other intangible assets. Actual results could differ from those estimates.

Liquidity
---------
The audit report for the year ended December 31, 2002 contained an opinion that was qualified as to the Company's ability to sustain itself as a going concern without securing additional funding. During 2003 the Company was able to secure additional funding to fund its operations as it began executing its business plan to acquire and grow companies involved in healthcare staffing. Although the Company ended 2003 with negative working capital of $1,220,865, the following are considered to be mitigating factors: (i) in February 2004 the Company raised an additional $1 million of Series A Convertible Preferred Stock, and (ii) of the $910,000 convertible debt outstanding, the Company believes that the holders of a majority of this debt will convert to equity in 2004. The Company believes that these two factors, coupled with its cash on hand at December 31, 2003 and its anticipated cash flow from operations in 2004, will be sufficient to service its debt and fund its operations for the foreseeable future.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments at December 31, 2003, consist of cash and cash equivalents, accounts receivable, accounts payable, revolving lines of credit, notes payable, and long term bonus payable. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable, and accounts payable approximates fair value, based upon the maturities and short-term nature of those instruments. The Company believes that the fair value of the revolving lines of credit and notes payable approximates the fair value based on the terms and conditions the Company feels could be attained from other institutions.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with an original maturity of three months or less at the date of maturity to be cash equivalents. At times, the Company's cash balances may exceed the Federal Deposit Insurance Corporation
(FDIC) insured limit of $100,000. However, management presently believes that the risk of loss is not significant. To date, the Company has not experienced any losses in such accounts.

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation is provided by utilizing the straight-line method over the estimated useful life of the assets (generally three to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter. The cost of maintenance and repairs is charged to operations as incurred.

Goodwill and Intangible Assets
------------------------------
Intangible assets other than goodwill consist of customer relationships and international nurse contracts and are presented net of accumulated amortization. Intangibles are amortized over their respective useful lives estimated to be 5 years. Goodwill will be assessed for impairment at least annually. The valuation of these intangibles is determined based upon valuations performed by third-party specialists and management's best estimates of fair value. As a result the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

Long-Lived Assets
-----------------
Long-lived assets, including property and equipment, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Long-lived assets affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life. Assets to be sold or otherwise disposed are not subject to further depreciation or amortization.

Income Taxes
------------
The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax return. A valuation allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The Company files a consolidated Federal income tax return with its subsidiaries.

Stock Based Compensation
------------------------
As permitted under the provisions of SFAS 123, Accounting for Stock-Based Compensation, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. However, SFAS 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period, or immediately if no further services are required.

If the Company had elected the fair value method of accounting for employee stock-based compensation, compensation cost would be accrued at the estimated fair value of the stock award grants over the service period, regardless of later changes in stock prices and price volatility. The date of grant fair values for options granted in 2003 have been estimated based on a Black-Scholes pricing model with the assumptions identified in the following table.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


                                                                 2003
                                                              ----------

Dividend Yield                                                         -

Volatility                                                           60%

Risk-Free Interest Rates                                            4.5%

Expected Lives in Years                                        0-5 years


The table below shows net income per share for 2003 as if the Company had elected the fair value method of accounting for stock options.


                                                                 2003
                                                            --------------
Net loss as reported                                        $ (56,066,105)

Add: stock-based employee compensation included in
reported net income, net of related tax effects                51,638,254

Deduct: total stock-based employee compensation
determined under fair value method for all awards,
net of related tax effects                                    (51,974,747)

Proforma net loss, as adjusted                              $ (56,402,598)

Earnings per share:

Basic and diluted, as reported                              $       (4.32)
Basic and diluted, as adjusted                              $       (4.34)
                                                            --------------

Revenue Recognition and Allowances
----------------------------------
The Company recognizes revenue generally on the date the Company's healthcare staff provides services to healthcare facilities or individuals in their home. The Company recognizes revenue at the gross amounts billed, as our healthcare staff are employees of the Company.

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides services to various public and private medical facilities such as hospitals, nursing care facilities, etc. Management performs continuing credit evaluations of the customers' financial condition. In addition, the Company provides home healthcare to individuals on a private pay arrangement. The Company collects one week of services in advance for this type of service.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. An allowance for possible doubtful accounts is recorded based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, require recognition in estimating the allowance. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Earnings Per Share
------------------
The Company adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basis per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


Excluded from basic earning per share data is the unvested portion of restricted stock grants totaling 466,617 shares. The Company does not report fully diluted loss per share as to do so would be anti-dilutive as a result of the net loss for each of the respective periods included herein.

Reclassifications
-----------------
Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

New Accounting Pronouncements
-----------------------------
In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002, however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company has no variable interest entities and therefore, there are no entities that will be consolidated with the Company's financial statements as a result of FIN 46.

In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.


Note 2.  Acquisitions
---------------------

During the year ended December 31, 2003, the Company commenced commercial operations by acquiring four companies.


Baker Anderson Christie, Inc.
-----------------------------

On August 7, 2003, the Company acquired Baker Anderson Christie, Inc. ("BAC") in exchange for 480,000 shares of its common stock, which was valued based upon an appraisal performed by an independent, third-party professional valuation firm. The primary purpose of the acquisition was to enable the Company to enter the home health care segment of the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Cash acquired                                               $       77,257
Tangible assets acquired                                           171,395
Customer related intangible assets                                   5,000
Goodwill                                                            45,444
                                                            --------------
     Total assets acquired                                         299,096
Liabilities assumed                                                126,296
                                                            --------------
     Net assets acquired                                    $      172,800
                                                            ==============

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by management's estimate. As the merger consideration was paid entirely in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The Company may issue additional shares of its common stock to the former stockholders of BAC should its results of operations exceed performance standards established in the merger agreement.


New Age Staffing, Inc.
----------------------

On September 22, 2003, the Company acquired New Age Staffing, Inc. ("NAS") in exchange for $400,000 in cash, $265,000 in notes payable maturing during the current year, $1,025,000 in notes payable maturing during the next year, a $360,000 note payable maturing in two years, and 6,884,614 shares of the Company's common stock, which was valued based upon an appraisal performed by an independent, third-party professional valuation firm. The notes due in 2004 and 2005, totaling $1,385,000, were amended in January, 2004. Beginning January 31, 2004, the revised note is paid in equal installments for 21 months at 4% interest. The primary purpose of the acquisition was to enable the Company to enter the travel nurse segment of the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:


Cash acquired                                               $       61,887
Tangible assets acquired                                         1,410,491
Customer related intangible assets                                 460,000
Goodwill                                                         3,592,287
                                                            --------------
     Total assets acquired                                       5,524,665
Liabilities assumed                                                877,615
                                                            --------------
     Net assets acquired                                    $    4,647,050
                                                            ==============

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by an independent, third-party professional valuation firm. As a material portion of the merger consideration was paid in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes.


Nurses Network, Inc.
--------------------

On October 2, 2003, the Company acquired Nurses Network, Inc. in exchange for $114,432 in notes payable due in 2004 and 118,084 shares of its common stock, which was valued based upon an appraisal performed by an independent, third-party professional valuation firm. The primary purpose of the acquisition was to enhance the Company's presence in the San Francisco market by combining the Nurses Network operations of per diem clinical staffing with Baker Anderson Christie, Inc. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired                                    $       11,081
Goodwill                                                           113,414
                                                            --------------
     Total assets acquired                                         124,495
Liabilities assumed                                                 22,211
                                                            --------------
     Net assets acquired                                    $      102,284
                                                            ==============

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


The acquisition was accounted for using the purchase method of accounting. As a material portion of the merger consideration was paid in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The excess of merger consideration over the net book value of assets acquired was allocated in entirety to goodwill based on the estimate of the Company's management. The Company may issue additional shares of its common stock to the former stockholders of Nurses Network, Inc. should its results of operations exceed performance standards established in the merger agreement.


PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp.
--------------------------------------------------------

On December 2, 2003, the Company acquired PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which held the general and limited partnership interests in PSR Nurses, Ltd., in exchange for 3,418,789 shares of the Company's common stock, which was valued based upon an appraisal performed by an independent, third-party professional valuation firm. The primary purpose of the acquisition was to expand the Company's presence in the travel nurse segment of the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:


Cash acquired                                               $      262,721
Tangible assets acquired                                         2,995,043
Customer related intangible assets                               1,260,000
International nurse intangible assets                            1,820,000
Goodwill                                                         4,549,239
                                                            --------------
     Total assets acquired                                      10,887,003
Liabilities assumed                                              6,854,039
                                                            --------------
     Net assets acquired                                    $    4,032,964
                                                            ==============

The acquisition was accounted for using the purchase method of accounting. Customer related and international nurse contract intangible assets will be amortized over their useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill, customer relationships, and international nurse contracts was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The Company may issue additional shares of its common stock to the former stockholders of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. should the results of operations exceed performance standards established in the merger agreement.

The following unaudited pro forma summary approximates the consolidated results of operations as if the Baker Anderson Christie, Inc., New Age Staffing, Inc, Nurses Network, Inc., PSR Nurse Recruiting, Inc., and PSR Nurses Holdings Corp. acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles, and non-cash stock compensation. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


                                               Year ended      Year ended
                                              December 31,    December 31,
                                                  2003            2002
                                              ------------    ------------
Revenue                                       $26,239,927     $26,163,881

Net Loss                                      (43,098,069)    (17,664,278)

Basic and diluted loss per common share            ($2.00)         ($0.90)

Weighted average number of common shares       21,540,435      19,631,932



Note 3. Accounts Receivable and Concentration of Credit Risk
------------------------------------------------------------

During 2003, one hospital accounted 32.8% of the total revenue. The large percentage is based on the date of acquisitions and the relationship to total revenue for 2003. At December 31, 2003 this same hospital and one hospital group have a concentration of accounts receivable of 13.9% and 21.7%, respectively.

Because of management's assessment of the risk of collection from two of the above mentioned hospitals, the Company has provided for an additional allowance of $120,085. Based on the information currently available, the Company believes the allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.


Note 4. Property and Equipment
------------------------------

Property and equipment consisted of the following:

                                                  2003            2002
                                              ------------    ------------
Leasehold improvements                        $    21,688     $         0

Computers, office furniture and equipment         371,691           6,795
                                              ------------    ------------
                                                  393,379           6,795
Less accumulated depreciation and amortization    (29,564)           (377)
                                              ------------    ------------
                                                  363,815           6,418
                                              ============    ============

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


Note 5. Goodwill and Other Intangible Assets
--------------------------------------------

Goodwill and other intangible assets were all acquired in 2003 and consist of:

                                                                 2003
                                                            --------------
Goodwill                                                    $   8,519,821
                                                            ==============
                                                            --------------
Customer relationships                                          1,725,000
International nurse contracts                                   1,820,000
Other intangibles                                                  22,598
                                                            --------------
                                                            $   3,567,598
Less accumulated amortization                                     (82,264)
                                                            --------------
Net other intangible assets                                 $   3,485,334
                                                            ==============

All of the Company's business combinations were accounted for using the purchase method. There were no intangible assets as of December 31, 2002.


Following is a table of estimated amortization expense for the next five years:

          Year                         Estimated Amortization Expense
          ----                         ------------------------------
          2004                                   $ 724,084
          2005                                     709,000
          2006                                     709,000
          2007                                     709,000
          2008                                     634,250


Note 6. Revolving Lines of Credit
---------------------------------

The Company has a line of credit with a financial institution secured by the accounts receivable and fixed assets of the Company. Interest accrues at the financial institution's Base Rate plus 1% (5% at December 31, 2003) and is payable monthly. The Company may, at its option and within the covenants of the loan agreement, repay principal at its discretion. On a quarterly basis, the Company must comply with certain financial and operating covenants. As of December 31, 2003, the Company failed to comply with certain financial and operating covenants of the line of credit and the financial institution has waived all such non-compliance. At December 31, 2003, the outstanding balance was $86,272. The entire line of credit was paid in full on March 12, 2004.

In addition, the Company has credit facilities with two commercial financing institutions for the financing of eligible accounts receivable. These accounts receivables serve as security for the lines of credit. The Company pays interest monthly at 24% per annum on one obligation and approximately 10.% on the other, based on daily outstanding balance. Customer payments are used to repay the advances from the financing institutions after deducting charges for bad debts, reserves for chargebacks, and interest expense. At December 31, 2003, $2,146,617 was payable by the Company on these two credit facilities.

The Company assumed a note in connection with the PSR acquisition from a commercial finance entity, which holds a second secured position on the Company's accounts receivable, in the amount of $689,001 with an interest rate of 20% per annum. Interest is accrued and payable monthly on the outstanding balance. The Company paid $50,000 of principal at the acquisition closing. The Company was further obligated to make a principal payment in the amount of $139,000 on December 31, 2003. The payment was made on January 1, 2004. An additional principal payment in the amount of $161,000 is due February 29, 2004 with the balance paid over 10 months.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


Note 7. Notes Payable
---------------------

On August 18, 2003, the Company executed a variable rate installment note with the same financial institution as the line of credit in the amount of $250,000. The note is subject to the same security and covenants as the line of credit. On September 12, 2003, the Company received a loan for this amount. Under the terms of the note, the Company is required to make monthly payments of $13,889 plus accrued interest on the unpaid principal at the institution's Base Rate plus 2% (6% at December 31, 2003). The principal balance at December 31, 2003 is $194,444.

On June 30, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Atlantic International Capital Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrued interest at 12% per annum and matured on August 13, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. The maker further extended the repayment until January 31, 2004. The note, plus accrued interest, was paid in full on February 2, 2004.


Note 8. Subordinated Notes
--------------------------

On September 2, 2003, the Company issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. On September 29, 2003 and October 16, 2003, the Company issued additional Notes in the principal amounts of $25,000 and $120,000, respectively, to two additional investors. On December 3 and December 12, 2003, the Company issued additional Notes in the principal amount of $90,000 to four additional investors. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. The notes are convertible to our common stock at the holder's option, prior to the due date, at an initial conversion price of $1.50 per share. The conversion price was subsequently adjusted to $1.00 per share upon the issuance of the Series A Convertible Preferred Stock discussed in Note 12. Stockholders' Equity and Preferred Stock. The Company recorded a beneficial conversion charge of $910,000, which represents the lesser of the proceeds or benefit conversion feature of $3.4 million. The conversion was calculated as the difference between the conversion price and the Company's common stock market price at the date note proceeds were received. However, the charge is limited to the total proceeds of the subordinated convertible notes. The beneficial conversion charge is amortized over the one year life of the notes, resulting in interest expense of $250,833.


Note 9. Notes to Sellers
------------------------

As partial consideration for the acquisition of New Age Staffing, Inc. on September 22, 2003, the Company issued unsecured subordinated notes to the former stockholders as more fully described below:

     $265,000 payable upon the earlier of the closing of additional financing or October 15, 2003. The Company rendered a payment of approximately $97,000 on October 15, 2003, and the holders of the note agreed to defer the remaining balance of $168,000 until such time as the Company secured additional financing. The $168,000 principal plus interest at 10% was paid on December 22, 2003.

     A note, with a total principal amount of $1,385,000, was established with $665,000 payable in equal installments on March 19, 2004 and September 22, 2004 with interest accruing at a rate of 5% per annum, and payable semi-annually and $720,000 payable in equal installments on September 22, 2004 and 2005, respectively, which was non-interest bearing. The former stockholders and the Company agreed to a new note with the principal amount of $1,385,000 payable in equal installments of $65,952, beginning January 31, 2004, for 21 months plus interest at 4%.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

As partial consideration for the acquisition of Nurses Network, Inc. on October 2, 2003, the Company issued unsecured subordinated notes to the former stockholders as more fully described below:

     A note was issued in the amount of $64,000 due in three equal installments on the first, second and third anniversary of the date of acquisition. Interest is accrued at a financial institution's Base Rate plus 1% (5% at December 31, 2003).

     A second note in the amount of $50,432 plus interest accrued at a financial institution's Base Rate plus 1% (5% at December 31, 2003) due and payable on July 2, 2004.

The Company assumed the following debt in the acquisition of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. on December 2, 2003:

     The Company assumed notes to the original seller of assets to the PSR entities. The first note, with an approximate balance of $195,000, is based on outstanding credit card balances owed by the original seller. The Company will make at least minimum payments on the credit card balances until they are paid in full. The second note is in the principal amount of $2,525,000. Interest only payments are payable each month at a rate of 8%. Principal and interest payments begin on December 1, 2004 for 8 years. The outstanding balance at December 31, 2003 on the first note was $192,659.

     In connection with the acquisition of the PSR entities, the Company assumed a debt obligation to a stockholder. As noted in Note 12. Stockholders Equity and Preferred Stock, $409,000 of the principal amount was converted to 167,623 shares of common stock. The balance of the debt obligation, after conversion of the $409,000, was comprised of a note payable with a principal amount of $1,200,000. Payments of interest, at a rate of 12%, and principal began on November 30, 2003 and will continue for 3 years.
     The outstanding balance at December 31, 2003 was $1,144,007.

At December 31, 2003, the long-term debt discussed in Notes 7, 8, and 9 consists of the following:

                                                                        2003
                                                                    ------------
Variable Rate Installment Note, maturity date March 1, 2005         $    194,444
Promissory Note, 12% interest, maturity date January 31, 2004             25,000
Subordinated Convertible Notes                                           910,000
Seller Note - New Age Staffing                                         1,385,000
Seller Note - Nurses Network                                             114,432
Seller Note - PSR Nurses original seller                               2,717,659
Seller Note - PSR Nurses                                               1,144,007
                                                                    ------------
                                                                       6,490,542
Less subordinated convertible notes discount                             659,167
Less current portion                                                   1,877,615
                                                                    ------------
                                                                    $  3,953,760
                                                                    ============

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

Amounts reconcile to the financial statements as follows:

                                                                        2003
                                                                    ------------
Current portion of notes payable to lenders                         $    191,667
Subordinated convertible notes, net of discount                          250,833
Current portion of notes payable to sellers                            1,435,115
Note payable to lender, less current portion                              27,777
Note payable to sellers, less current portion                          3,925,983
Discount                                                                 659,167
                                                                    ------------
                                                                    $  6,490,542
                                                                    ============

The aggregate scheduled maturities of long-term debt and notes payable as of December 31, 2003 are as follows:

Year ending December 31:
                                                                    ------------
   2004                                                             $  2,536,782
   2005                                                                1,306,516
   2006                                                                  633,513
   2007                                                                  277,263
   2008                                                                  300,276
Thereafter                                                             1,436,192
                                                                    ------------
                                                                    $  6,490,542
                                                                    ============

Note 10. Long Term Bonus Payable
--------------------------------

On December 16, 2003, the board of directors granted the Chief Executive Officer two cash bonuses in the amount of $540,000 each. The bonuses are to be paid on December 31, 2006 and January 4, 2007. The present value of bonuses has been recorded at our estimated incremental cost of borrowing of 10%.


Note 11. Income Taxes
---------------------

The Company did not record an income tax provision or benefit for 2002 or 2003. The difference between the recorded amount and the income tax benefit that would result based on statutory rates is caused primarily by the valuation allowance increase in each year.

At December 31, 2003, the Company had net operating loss carryfowards for federal and state income tax purposes of approximately $2,067,000, which expire in varying amounts beginning in 2019 through 2023. The Company has undergone an ownership change as defined in Section 382 of the Internal Revenue Code. Therefore, utilization of its tax net operating loss carryforwards incurred prior to August 2003 will be limited.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


Deferred taxes comprise the following (in thousands):

                                                      2003            2002
                                                  ------------    ------------
Net operating loss carryforwards                  $   765,000     $   245,000
Deferred compensation stock options and rights     19,413,000               -
Accrued Bonuses                                       296,000               -
Other                                                  78,000               -
                                                  ------------    ------------
Total deferred tax assets                          20,552,000         245,000
Less: Valuation allowance                         (20,552,000)       (245,000)
                                                  ------------    ------------
Net deferred tax assets                                     0               0


The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, and relatively high expense levels, the fact that the market in which the Company competes is intensely competitive and the lack of carryback capacity to realize deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.


Note 12. Stockholders' Equity and Preferred Stock
-------------------------------------------------

Preferred Stock
---------------
The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. Currently there are 1,750,000 shares issued and outstanding.

On December 17, 2003, the Company issued an aggregate of 1,750,000 shares of Series A Convertible Preferred Stock at a per share price of $1.00 to two investors. The holders of the Series A Convertible Preferred Stock are entitled to receive a quarterly dividend in an amount equal to .025 shares of common stock for each share of outstanding Series A Convertible Preferred Stock held by them. Unless previously voluntarily converted prior to such time, the Series A Convertible Preferred Stock will automatically convert into common stock at an initial conversion ratio of one-to-one, one year from the date of issuance of such shares. The holders of the Series A Convertible Preferred Stock have been granted registration rights by the Company. Once the Preferred Stock has been converted into Common Stock, the Company is obligated to register the Common Stock on a "best efforts" basis. In the event of any liquidation or winding up of the Company, the holders of the Series A Convertible Preferred Stock will be entitled to receive in preference to the holders of Common Stock an amount equal to their initial purchase price plus any declared but unpaid dividends. The Company recorded a beneficial conversion charge of $1,750,000 as a result of this issuance. The Company recorded a deemed dividend due to the beneficial conversion price of $1,750,000, which represents the lesser of the proceeds or the beneficial conversion of $5.2 million.

Common Stock
------------
The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.0001. Currently there are 22,067,276 shares issued with 18,838,057 outstanding. The difference of 3,229,219 shares is discussed in detail below. These shares are held by the Company in treasury.

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

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

On August 6, 2003, a number of the Company's stockholders agreed to return an aggregate of 3,048,000 shares of the Company's common stock to treasury for no consideration, thus reducing the total number of the Company's then issued and outstanding shares of common stock from 10,998,166 to 7,950,166. These stockholders determined in consultation with the Company's management that, in connection with the Company's acquisition program and on-going financing efforts, it would be in the Company's best interests to reduce the overall number of shares of the Company's issued and outstanding common stock. In accordance with the provisions of APB Statement No. 25, the effect of this return of shares to the Company's treasury was to generate non-cash compensation expense of $5,750,593 due to the imputed increase in ownership percentage of the Company's stock held by its officers and directors at the date of return.

On August 7, 2003, the Company completed the acquisition of Baker Anderson Christie, Inc. pursuant to which 480,000 shares of the Company's common stock were issued to the stockholders of Baker Anderson Christie, Inc. as an advance payment of the merger consideration. The Company may be obligated to issue additional shares of its common stock as merger consideration in subsequent fiscal quarters.

On September 22, 2003, the Company completed the acquisition of New Age Staffing, Inc. pursuant to which 6,884,614 shares of the Company's common stock were issued to the stockholders of New Age Staffing, Inc.

On October 2, 2003, the Company completed the acquisition of Nurses Network, Inc. pursuant to which 118,084 shares of the Company's common stock were issued to the stockholders of Nurses Network, Inc. as an advance payment of the merger consideration. The Company may be obligated to issue additional shares of its common stock as merger consideration in subsequent fiscal quarters.

On December 2, 2003, the Company completed the acquisition of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. pursuant to which 3,418,789 shares of the Company's common stock were issued to the stockholders of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. as an advance payment of the merger consideration. The Company may be obligated to issue additional shares of its common stock as merger consideration in subsequent fiscal years.

The Company granted the holder of a debt obligation of the Company, the right to convert outstanding principal debt to common stock. The conversion agreement is based on the per share price of $2.44. The debt holder elected, on December 2, 2003, to exchange $409,000 of principal note balance for 167,623 shares of common stock.

On September 2, September 29, October 16, December 3, and December 12, 2003, the Company issued convertible subordinated notes in the aggregate amount of $910,000 to twelve investors. The conversion privilege enables the holders of the note to exchange their notes for the Company's common stock at an initial price of $1.50 per share. As a result of the issuance of the Series A Convertible Preferred Stock discussed below, the conversion price, per the terms of the note agreement, was reduced to $1.00 per share. To date, none of the holders has exercised its conversion privileges, but should all of the note holders elect to do so, a total of at least 910,000 shares of the Company's common stock would be issued.

Stock Based Awards
------------------
In October, 2002 the Company authorized the issuance of 100,000 restricted shares of its common stock to three directors for a total of 300,000 shares in exchange for providing services to the Company. The shares were valued at $700 ($0.007 per share) for each of the three directors for a total value of $2,100, and are subject to a three year vesting period commencing at the date of issuance. The Company recorded a non-cash stock based compensation expense in the amount of $22,165.

In November, 2002 the Company authorized the issuance of 399,931 restricted shares of its common stock to its President and 299,949 restricted shares of its common stock to its then Chief Financial Officer and Secretary for $0.0067 per share. The Company recorded $71,521 in expense in connection these grants. With the resignation of the Chief Financial Officer and Secretary, the Company reached an agreement for full vesting of 118,730 shares as of the date of termination. The remaining shares were repurchased by the Company.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


Subject to the terms and conditions of a Common Stock Purchase Agreement dated May 15, 2002 with the Chief Executive Officer, the Company granted the right to purchase, at a purchase price of $0.0001 per share, up to a number of additional shares of our common stock equal to twenty-five (25%) of the aggregate number of additional shares of our common stock and other securities convertible into common stock issued or issuable in connection with any acquisitions we complete on or before August 7, 2004. The Company has issued an aggregate of 11,069,110 shares as consideration for our four completed acquisitions of Baker Anderson Christie, Inc., New Age Staffing, Inc., Nurses Network, Inc., PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. As a result of the completion of these acquisitions, the Chief Executive Officer has the right to purchase up to 2,767,278 shares of our common stock at $0.0001 per share. On December 31, 2003 the Common Stock Purchase Agreement dated May 15, 2002 was modified such that the Chief Executive Officer relinquished his rights to purchase additional shares of common stock that were to accrue to him in connection with acquisitions that occurred either before or after December 31, 2003. In consideration for this modification and based on extensive analysis and review of the Company's planned acquisition program by the Board of Directors and with the assistance of a third-party compensation specialist, the Chief Executive Officer was granted an option to purchase up to 7,000,000 shares of common stock at an exercise price of $.10 per share. The options are fully vested and expire December 31, 2018. One hundred percent (100%) of the shares of our common stock subject to the option shall be exercisable by the Chief Executive Officer on December 31, 2008. Notwithstanding the foregoing, a certain number of shares subject to the option may be exercised prior to December 31, 2008 upon the closing of certain acquisitions by us. The difference between the purchase price of the common stock and option ($0.0001 and $0.10 per share, respectively) and the closing price of our common stock on the respective grant date, as quoted on the OTC Bulletin Board, has been accounted for as a non-cash compensation expense. The total amount of expense recorded by the Company at December 31, 2003 is $43,945,485.

The Company's President has the option to purchase shares at the fair market value of common stock from the Company equal to 4.167% of the number of shares of the Company's common stock issued or issuable in connection with certain acquisitions completed by the Company on or before August 7, 2004. The difference between the purchase price of the option ($.96 per share) and the closing price of our common stock on the grant date, has been accounted for as a non-cash compensation expense totaling $1,848,490.

On December 16, 2003, the Company issued options to purchase shares to two directors in exchange for providing services to the Company. The options vest over a three year period. The difference between the purchase price of the option ($0.96 per share) and the closing price of our common stock on the grant date, has been accounted for as a non-cash compensation expense of $828,000.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


The following table shows activity in outstanding options during 2003:

                                                2003
                                     ------------------------
                                                    Weighted
                                                    Average
                                                    Exercise
                                       Shares       Price
                                     ----------    ----------
Outstanding at beginning of year             -     $       -

Granted                              7,818,224          0.19

Exercised                                    -             -

Canceled or expired                          -             -
                                     ----------    ----------
Outstanding at end of year           7,818,224     $    0.19
                                     ----------    ----------
Options exercisable at year end        167,436     $    0.96
                                     ----------    ----------
Weighted average fair value of
options granted during the year                    $    4.43
                                                   ----------


The following table shows information for options outstanding or exercisable as of December 31, 2003

                 Options Outstanding               Options Exercisable
           --------------------------------  --------------------------------
                      Weighted                          Weighted
                      Average      Weighted             Average      Weighted
                      Remaining    Average              Remaining    Average
Exercise   Number of  Contractual  Exercise  Number of  Contractual  Exercise
Prices     Shares     Life         Price     Shares     Life         Price
---------  ---------  -----------  --------  ---------  -----------  --------

$0.10      7,000,000    15 years     $0.10       -           -          -

$0.96        818,224    10 years     $0.96    167,436    10 years     $0.96

           ---------  -----------  --------  ---------  -----------  --------
           7,818,224   14.5 years    $0.19    167,436    10 years     $0.96



Note 13. Commitments and Contingencies
--------------------------------------

Employment Agreement
--------------------
On August 14, 2002, the Company entered into an Agreement for a period of two years with its Chairman and Chief Executive Officer, which provided for compensation of $200,000 per year. The agreement also provided for severance benefits upon termination other than for cause of a payment equal to two times his then current base salary and an automatic acceleration of all unvested options and stock grants. On December 16, 2003, the board of directors adjusted the compensation to $320,000 per year beginning January 1, 2004. In addition on December 31, 2003, the board of directors granted two cash bonuses of $540,000 payable on December 31, 2006 and January 4, 2007. The Company has recorded the two cash bonuses at their present value in the amount of $801,000.

Operating Leases
----------------
In 2002, the Company entered into a sublease as successor in interest to premises in San Francisco, California. This sublease expires on July 31, 2004.

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


The Company assumed several operation leases in connection to the acquisition of Baker, Anderson, Christie, Inc., New Age Staffing, Inc., and PSR Nurses Holdings Corp. The Company moved the corporate headquarters to Dallas, Texas. This lease expires on November 30, 2004.


Minimum lease payments are as follows:


                                                      2004            2005
                                                  ------------    ------------
Corporate Office - Dallas, Texas                  $    219,604    $          -
Other locations                                        106,620          44,240
                                                  ------------    ------------
Total                                             $    326,224    $     44,240
                                                  ============    ============

Indemnification
---------------
Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.


Note 14. Related Party Transactions
-----------------------------------

Ameristar Group Incorporated ("Ameristar") is a corporation that is an affiliate of a corporate stockholder of the Company's common stock and is considered to be a related party. During the year ended December 31, 2003, the Company paid Ameristar financial consulting fees totaling $50,000, with an additional $10,000 accrued but unpaid at year end.

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

                                 CRDENTIA CORP.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

On September 9, 2003, the audit committee of the Company's board of directors approved a Consulting Agreement with Ameristar pursuant to which they will provide the Company with assistance relating to the Company's filing requirements with the Securities and Exchange Commission in exchange for a fee of $5,000 per month. This Agreement expires on March 31, 2004 and continues on a month-to-month basis thereafter.

On June 30, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Atlantic International Capital Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrued interest at 12% per annum and matured on August 13, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. The maker further extended the repayment until January 31, 2004. The note, plus accrued interest, was paid in full on February 2, 2004.

On July 21, 2003, the Company executed a Promissory Note in favor of one of its stockholders, Gable International Holdings, Ltd., in the principal amount of $25,000 in exchange for cash in the same amount. This Promissory Note accrued interest at 12% per annum and matured on September 3, 2003 at which time the principal plus accrued interest would have been payable in full. On September 29, 2003, the scheduled repayment date was extended by the maker until November 30, 2003. The note, plus accrued interest, was paid in full on December 12, 2003.

On September 2, 2003, the Company issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. The Company issued additional Notes in the principal amounts of $25,000 and $120,000 on September 29 and October 16, 2003, respectively. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. Three of the investors included Joseph M. DeLuca, Robert P. Oliver and James D. Durham. Messrs. DeLuca and Oliver are current members of the Company's board of directors and its audit committee. Each of them purchased, together with an affiliate of Mr. DeLuca's, Notes in the aggregate principal amount of $125,000. James D. Durham, a member of the Company's board of directors and its Chairman and Chief Executive Officer, purchased a Note in the principal amount of $50,000.

The Company currently sub-leases 1,980 square feet of office space at Dallas, Texas to Rison Management Services for $2,392.50 per month. The principal of Rison Management Services is a stockholder of the Company. The monthly rental amount is based on the Company's rental obligation to the landlord.


Note 15. Employee Benefits
--------------------------

The Company has maintained the established 401(k) plans of Baker, Anderson, Christie, Inc. and PSR Nurses, Ltd. The Baker, Anderson, Christie, Inc. plan is maintained only for those who were participating on the acquisition date of August 7, 2003. The plan allows for voluntary contribution of up to the maximum dollar amount allowable by the Internal Revenue Service or $12,000 in 2003. Any matching contribution is discretionary and none were made during 2003. All other employees are eligible to participant in the PSR Nurses, Ltd. plan once they have completed one year or 1,000 hours of service. Participants may contribute from 1% to 20% of pretax annual compensation, as defined in the Plan with a maximum deferral determined annually by the Internal Revenue Service.
The maximum dollar limit allowable in 2003 was $12,000. The Company may contribute a discretionary matching contribution and none were made during 2003.


Note 16. Subsequent Events
--------------------------

On February 4, 2004, the Company issued an aggregate of 1,000,000 shares of Series A Convertible Preferred Stock at a per share price of $1.00 to one investor. The holder of the Series A Convertible Preferred Stock is entitled to receive a quarterly dividend in an amount equal to .025 shares of common stock for each share of outstanding Series A Convertible Preferred Stock held by them. Unless previously voluntarily converted prior to such time, the Series A Convertible Preferred Stock will automatically convert into common stock at an initial conversion ratio of one-to-one, one year from the date of issuance of such shares.