Form 10QSB
period 2004-03-31
CRDENTIA CORP
filed 2004-05-17
CIK 1073857

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________


                         COMMISSION FILE NUMBER 0-31152


                                 CRDENTIA CORP.
        (Exact name of small business issuer as specified in its charter)



              DELAWARE                                   76-0585701
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


              14114 DALLAS PARKWAY, SUITE 600, DALLAS, TEXAS 75254
                    (Address of principal executive offices)


                                  (972)850-0780
                           (Issuer's telephone number)

18,838,057 shares of Common Stock, $.0001 par value, outstanding on May 10, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                                 CRDENTIA CORP.

                          Form 10-QSB Quarterly Report
                    For Quarterly Period Ended March 31, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I -- FINANCIAL INFORMATION                                               2


Item 1.    Condensed Consolidated Financial Statements (Unaudited)            2

           Condensed Consolidated Balance Sheets at March 31, 2004
           (Unaudited) and December 31, 2003                                  2

           Condensed Consolidated Statements of Operations (Unaudited)
           For Three Months Ended March 31, 2004 and 2003                     3

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           For Three Months Ended March 31, 2004 and 2003                     4

           Notes to Condensed Consolidated Financial Statements               5

Item 2.    Management's Discussion and Analysis of Operations                11

Item 3.    Controls and Procedures                                           16


PART II -- OTHER INFORMATION                                                 16

Item 1.    Legal Proceedings                                                 16

Item 2.    Change in Securities and Use of Proceeds                          17

Item 3.    Defaults Upon Senior Securities                                   17

Item 4.    Submission of Matters to a Vote of Security Holders               17

Item 5.    Other Information                                                 17

Item 6.    Exhibits and Reports on Form 8-K                                  17


SIGNATURES                                                                   19

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        CRDENTIA CORP.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31,
                                                              2004             December 31,
                                                           (Unaudited)             2003
                                                        ----------------     ----------------

Current assets:
   Cash and cash equivalents                            $       667,923      $     1,469,076
   Accounts receivable, net of allowance                      3,387,114            3,058,086
     for doubtful accounts of $75,380 in
     2004, and $195,465 in 2003
   Unbilled receivables                                         244,986              268,590
   Other current assets                                         661,044              333,379
                                                        ----------------     ----------------
Total current assets                                          4,961,067            5,129,131

Property and equipment, net                                     363,967              363,815
Goodwill                                                      8,554,621            8,519,821
Intangible assets, net                                        3,333,763            3,485,334
Other assets                                                    117,280               98,297
                                                        ----------------     ----------------

Total assets                                            $    17,330,698      $    17,596,398
                                                        ================     ================

Current liabilities:
   Accounts payable and accrued expenses                $       829,902      $       756,686
   Accrued employee compensation and benefits                 1,008,803              828,884
   Revolving lines of credit                                  2,679,055            2,871,890
   Current portion of notes payable to lenders                  125,000              191,667
   Subordinated convertible notes, net of discount              470,556              250,833
   Current portion of notes payable to sellers                1,147,969            1,435,115
   Other current liabilities                                     48,936               14,921
                                                        ----------------     ----------------
Total current liabilities                                     6,310,221            6,349,996

Note payable to lender, less current portion                     27,777               27,777
Long term bonus payable                                         821,194              801,000
Notes payable to sellers, less current portion                3,925,417            3,925,983
                                                        ----------------     ----------------

Total liabilities                                            11,084,609           11,104,756
                                                        ----------------     ----------------

Commitments and contingencies

Series A Convertible Preferred Stock
   $0.0001 par value, 10,000,000 shares authorized,
    2,750,000 issued and outstanding
   (liquidation preference of $2,750,000)                     2,750,000            1,750,000
                                                        ----------------     ----------------

Stockholders' equity:
   Common stock, par value $0.0001,                               2,207                2,207
     50,000,000 shares authorized in 2004 and 2003,
     22,067,276 shares issued and
     18,838,057 shares outstanding in 2004 and 2003
   Additional paid in capital                                60,563,133           60,545,887
   Deferred non-cash stock compensation                        (828,000)            (828,000)
   Accumulated deficit                                      (56,241,251)         (54,978,452)
                                                        ----------------     ----------------
Total stockholders' equity                                    3,496,089            4,741,642
                                                        ----------------     ----------------

Total liabilities and stockholders' equity              $    17,330,698      $    17,596,398
                                                        ================     ================

   The accompanying notes are an integral part of these consolidated financial statements.

                                              2

                                       CRDENTIA CORP.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended March 31,
                                                      -------------------------------------
                                                           2004                 2003
                                                        (Unaudited)          (Unaudited)
                                                      ----------------     ----------------
Revenue from services                                 $     6,217,554      $            --
Direct operating expenses                                   4,947,715                   --
                                                      ----------------     ----------------
   Gross profit                                             1,269,839                   --
                                                      ----------------     ----------------

Operating expenses:
   Selling, general, and administrative expenses            2,113,151              175,179
   Non-cash stock based compensation                           17,246
                                                      ----------------     ----------------
Total operating expenses                                    2,130,397              175,179
                                                      ----------------     ----------------

Loss from operations                                         (860,558)            (175,179)

   Interest expense, net                                      402,241                  978
                                                      ----------------     ----------------

Loss from operations before income taxes                   (1,262,799)            (176,157)

Income tax expense                                                 --                   --
                                                      ----------------     ----------------

Net loss                                              $    (1,262,799)     $      (176,157)
                                                      ================     ================

Deemed dividend related to beneficial conversion
  feature on Series A convertible preferred stock           1,000,000                   --
                                                      ----------------     ----------------

Net loss attributable to common stockholders          $    (2,262,799)     $      (176,157)
                                                      ================     ================

Basic and diluted loss per common share
  attributable to common stockholders                 $         (0.12)     $         (0.02)
                                                      ================     ================

Weighted average number of common
 shares outstanding                                        18,838,057           10,998,166
                                                      ================     ================

  The accompanying notes are an integral part of these consolidated financial statements.

                                             3

                                            CRDENTIA CORP.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended March 31,
                                                                     ---------------------------------
                                                                          2004               2003
                                                                       (Unaudited)        (Unaudited)
                                                                     --------------     --------------
CASH FLOWS FROM:
OPERATING ACTIVITIES
Net loss                                                             $  (1,262,799)     $    (176,157)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Amortization of subordinated convertible note discounts                  242,411                 --
  Depreciation and amortization                                            245,348              1,003
  Bad debt expense                                                        (120,085)                --
  Non-cash stock based compensation                                         17,246                 --
  Changes in operating assets and liabilities, net of effects of purchases of subsidiaries:
     Accounts receivable                                                  (208,943)                --
     Unbilled receivables                                                   23,604                 --
     Other current assets                                                 (327,665)           (11,501)
     Accounts payable and accrued expenses                                  73,216             (7,366)
     Accrued employee compensation and benefits                            179,919                 --
     Long term bonus payable                                                20,194                 --
                                                                     --------------     --------------
Net cash used in operating activities                                   (1,117,554)          (194,021)
                                                                     --------------     --------------

INVESTING ACTIVITIES
Purchases of property and equipment                                        (49,583)                --
Proceeds from sale of (purchase of) long term prepaid expenses             (18,983)            13,679
Cash paid for acquisition of subsidiaries, net of cash received            (36,407)                --
                                                                     --------------     --------------
Net cash provided by (used in) investing activities                       (104,973)            13,679
                                                                     --------------     --------------

FINANCING ACTIVITIES
Issuance of preferred stock                                              1,000,000                 --
Net decrease in revolving lines of credit                                 (192,836)                --
Proceeds from notes payable to lenders                                          --            100,000
Repayment of notes payable to lenders                                      (66,667)                --
Repayment of notes payable to sellers                                     (287,712)                --
Payment of debt issuance costs                                             (31,411)                --
                                                                     --------------     --------------
Net cash provided by financing activities                                  421,374            100,000
                                                                     --------------     --------------

Net decrease in cash                                                      (801,153)           (80,342)
Cash and cash equivalents at beginning of period                         1,469,076            125,462
                                                                     --------------     --------------
Cash and cash equivalents at end of period                           $     667,923      $      45,120
                                                                     ==============     ==============

Supplemental cash flow information:
      Cash paid for interest                                         $     159,830      $          --
      Cash paid for income tax                                       $          --      $          --

       The accompanying notes are an integral part of these consolidated financial statements.

                                                   4

                                 CRDENTIA CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2004
                                 --------------


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------

Organization
------------
Crdentia Corp. (the "Company"), a Delaware corporation, is a provider of healthcare staffing services in the United States. Such services include travel nursing, per diem staffing, contractual clinical services and private duty home health care. The Company considers the different services above to be one segment. Each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

Basis of Presentation
---------------------
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United State for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

Goodwill and Intangible Assets
------------------------------
Intangible assets other than goodwill consist of customer relationships and international nurse contracts and are presented net of accumulated amortization. Intangibles are amortized over their respective useful lives estimated to be 5 years. Goodwill is assessed for impairment at least annually. The valuation of these intangibles is determined based upon valuations performed by third-party specialists and management's best estimates of fair value. As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

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

                                 CRDENTIA CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2004
                                 --------------


Revenue Recognition and Allowances
----------------------------------
The Company recognizes revenue generally on the date the Company's healthcare staff provides services to healthcare facilities or individuals in their home. The Company recognizes revenue at the gross amounts billed, as our healthcare staff are employees of the Company.

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides services to various public and private medical facilities such as hospitals, nursing care facilities, etc. Management performs continuing credit evaluations of the customers' financial condition. In addition, the Company provides home healthcare to individuals on a private pay arrangement. The Company collects one week of services in advance for this type of service which is recorded as deferred revenue until services are performed.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. An allowance for possible doubtful accounts is recorded based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, require recognition in estimating the allowance. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the first quarter of 2004 the Company recovered amounts previously reserved in the allowance in the amount of approximately $120,000.

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

If the Company had elected the fair value method of accounting for employee stock-based compensation, compensation cost would be accrued at the estimated fair value of the stock award grants over the service period, regardless of later changes in stock prices and price volatility. The date of grant fair values for options granted have been estimated based on a modified Black-Scholes pricing model with the assumptions identified in the following table.

                                 CRDENTIA CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2004
                                 --------------


                                                             MARCH 31, 2004
                                                             --------------

          Dividend Yield                                     -

          Volatility                                         60%

          Risk-Free Interest Rates                           4.5%

          Expected Lives in Years                            0-5 years


The table below shows net loss per share for March 31, 2004 as if the Company had elected the fair value method of accounting for stock options.

                                                                  MARCH 31, 2004
                                                                  --------------

          Net loss as reported                                    $ (2,262,799)

          Add: stock-based employee compensation included in
          reported net income, net of related tax effects               17,246

          Deduct: total stock-based employee compensation
          determined under fair value method for all awards,
          net of related tax effects                                   (17,358)

          Proforma net loss, as adjusted                          $ (2,262,911)

          Loss per share:
          Basic and diluted, as reported                          $      (0.12)
          Basic and diluted, as adjusted                          $      (0.12)
                                                                  -------------

NOTE 2. PROPERTY AND EQUIPMENT
------------------------------

                                                         MARCH 31,        DECEMBER 31,
                                                           2004              2003
                                                       -------------     -------------
Property and equipment consisted of the following:

Leasehold improvements                                 $     21,688      $     21,688
Computers, office furniture and equipment                   432,603           371,691
                                                       -------------     -------------
                                                            454,291           393,379
Less accumulated depreciation and amortization              (90,324)          (29,564)
                                                       -------------     -------------
                                                       $    363,967      $    363,815
                                                       =============     =============

                                 CRDENTIA CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2004
                                 --------------


NOTE 3. REVOLVING LINES OF CREDIT
---------------------------------

The Company has credit facilities with two commercial financing institutions for the financing of eligible accounts receivable. These accounts receivables serve as security for the lines of credit. The Company pays interest monthly at 24% per annum on one obligation and approximately 10% on the other, based on the daily outstanding balance. Customer payments are used to repay the advances from the financing institutions after deducting charges for bad debts, reserves for chargebacks, and interest expense. At March 31, 2004, $2,679,054 was payable by the Company on these two credit facilities, which approximates the maximum borrowing available.

NOTE 4. NOTES PAYABLE
---------------------

On August 18, 2003, the Company executed a variable rate installment note with a financial institution in the amount of $250,000. The note is subject to the same security and covenants as the related line of credit. On September 12, 2003, the Company received a loan for this amount. Under the terms of the note, the Company is required to make monthly payments of $13,889 plus accrued interest on the unpaid principal at the institution's Base Rate plus 2% (6% at March 31, 2004). The principal balance at March 31, 2004 is $152,777.

NOTE 5. SUBORDINATED CONVERTIBLE NOTES
--------------------------------------

On September 2, 2003, the Company issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. On September 29, 2003 and October 16, 2003, the Company issued additional Notes in the principal amounts of $25,000 and $120,000 to two additional investors, respectively. On December 3 and December 12, 2003, the Company issued additional Notes in the principal amount of $90,000 to four additional investors. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. The notes are convertible to our common stock at the holder's option, prior to the due date, at an initial conversion price of $1.50 per share. The conversion price was subsequently adjusted to $1.00 per share upon the issuance of the Series A Convertible Preferred Stock.

NOTE 6. NOTES PAYABLE TO SELLERS
--------------------------------

A note to the sellers of New Age Staffing, Inc. with the principal amount of $1,385,000 is payable in equal installments of $65,952, began January 31, 2004, for 21 months plus interest at 4%. The note balance at March 31, 2004 was $1,187,143.

Two notes to the sellers of Nurses Network, one with a balance of $64,000 is due in three equal installments on October 2, 2004, October 2, 2005 and October 2, 2006. Interest is accrued at a financial institution's Base Rate plus 1% (5% at

                                 CRDENTIA CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2004
                                 --------------


March 31, 2004). The second note, in the amount of $50,432 plus interest accrued at a financial institution's Base Rate plus 1% (5% at March 31, 2004) is due and payable on July 2, 2004.

The company assumed two notes from the PSR entities, one with an approximate balance of $188,911, which is based on outstanding credit card balances owed by the previous seller. The Company will make at least minimum payments on the credit card balances until they are paid in full. The second note had a principal amount of $2,525,000. Interest only payments are payable each month at a rate of 8%. Principal and interest payments begin on December 1, 2004 for 8 years.

A note to a seller of PSR entities with a principal amount of $1,200,000 is payable over a three year period beginning November 30, 2003 at an interest rate of 12%. The outstanding balance at March 31, 2004 was $1,057,900. At March 31, 2004, the long-term debt discussed in Notes 4, 5, and 6 consists of the following:

                                                                  MARCH 31,
                                                                    2004
                                                                -----------

               Variable rate installment note                   $  152,777
               Subordinated convertible notes                      910,000
               Seller note - New Age Staffing                    1,187,143
               Seller note - Nurses Network                        114,432
               Seller note - PSR Nurses original seller          2,713,911
               Seller note - PSR Nurses                          1,057,900
                                                                -----------
                                                                 6,136,163
               Less subordinated convertible notes discount        439,444
               Less current portion                              1,743,525
                                                                -----------
                                                                $3,953,194
                                                                ===========

NOTE 7. LONG TERM BONUS PAYABLE
-------------------------------

On December 16, 2003, the board of directors granted the Chief Executive Officer two cash bonuses in the amount of $540,000 each. The bonuses are to be paid on December 31, 2006 and January 4, 2007. The present value of bonuses has been recorded at our estimated incremental cost of borrowing of 10%.

                                 CRDENTIA CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2004
                                 --------------


NOTE 8. STOCKHOLDERS' EQUITY AND PREFERRED STOCK
------------------------------------------------

Preferred Stock
---------------
The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. Currently there are 2,750,000 shares issued and outstanding.

On February 4, 2004, the Company issued an additional 1,000,000 shares of Series A Convertible Preferred Stock at a per share price of $1.00 to one investor. The holders of the Series A Convertible Preferred Stock are entitled to receive a quarterly dividend in the amount equal to .025 shares of common stock for each share of outstanding Series A Convertible Preferred Stock held by them. Unless previously voluntarily converted prior to such time, the Series A Convertible Preferred Stock will automatically convert into common stock at an initial conversion ratio of one-to-one, one year from the date of issuance of such shares.

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

In November, 2002 the Company authorized the issuance of 399,931 restricted shares of its common stock to its President for $0.0067 per share. These shares were issued in exchange for providing services as a consultant to the Company. The shares are subject to a four year vesting period beginning in July, 2002. In accordance with the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" the Company recorded these awards at their fair value on the measurement date, generally based upon the Black-Scholes valuation model. Although these awards have a four year vesting (service) period, the measurement date is the date performance by the consultant is complete which was September 30, 2003. As a result, management made assumptions regarding the market value of its common stock given the limited number of shares traded at the valuation date. Other variables in the Black-Scholes valuation model (volatility, expected future dividend yield and risk free interest rate) must also be estimated by management. Therefore, the fair market value used for accounting purposes is based on an appraisal performed by an independent, third-party professional valuation firm.

At March 31, 2004, officers and directors had outstanding stock purchase rights and options totaling 7,818,224 shares.

                                 CRDENTIA CORP.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2004
                                 --------------


NOTE 9. SUBSEQUENT EVENTS
-------------------------

In April 2004, the Company declared a common stock dividend of 68,750 shares payable to the holders of the Series A Convertible Preferred Stock in accordance with the terms of the agreement. See also Note 8.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I - ITEM 1 OF THIS REPORT, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND RISK FACTORS CONTAINED IN OUR REPORT ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2004.

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

FORWARD-LOOKING STATEMENTS

Some of the information contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to those risk factors discussed in our Form 10-KSB for the years ended December 31, 2003 & 2002. Actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties, and we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL
-------

         We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, and private duty home care. Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments. Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home. We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers and utilize similar recruitment methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

         At the beginning of 2003, we were a development stage company with no commercial operations. During the year, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four companies. As a result, at the end of 2003 we were providing temporary healthcare in 25 states and have contracts with approximately 150 healthcare facilities. In 2004, we have continued to follow our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future. Approximately 75% of our revenue in the first quarter of 2004 was derived from the placement of travel nurses and approximately 13% from per diem services. The balance came from a mix of private duty nursing and complete clinical management.

         The companies we acquired in 2003 -- Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd. -- provide the foundation for our continued growth. During the first quarter of 2004, we continued to streamline the operations we acquired in 2003 and began preparing for the integration of future acquisitions.

PLAN OF OPERATIONS
------------------

         Our success in achieving profitability will depend on our ability to consummate acquisitions of healthcare companies, to implement our marketing strategy and to achieve a revenue stream from the sale of services, while not exceeding budgeted expenses. As we continue to implement our business plan, we will be subject to all of the risks inherent in an emerging business, including the need to provide reliable and effective services, to develop marketing expertise, and to generate sales. In the event that our market declines significantly or fails to grow as anticipated, our business, financial condition and results of operations could be materially adversely affected.

         During the first quarter of 2004, most of our customers were acute care hospitals located throughout the continental United States. As we grow, we anticipate that acute care facilities will continue to be the majority of our customer base but that the overall percentage will decline as we increase our presence in the home health area. We did not have any revenue during the first half of 2003 and did not have revenue until August 7, 2003, when we closed our first acquisition.

         Our overall gross profit margin in the first quarter of 2004 was approximately 20.5%, which we anticipate will increase throughout 2004. This represents a 15% decline from the 24.2% gross profit margin reported in 2003, caused, generally, by a softening in the market for travel nurses in first quarter of 2004. In the travel nursing industry, the first quarter of each year is commonly the weakest quarter for results. The margin was also affected by extension bonuses paid to some of our travel nurses in the first quarter. We anticipate that this decline in margin was temporary. Our gross margin is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage. Any increase in margin will be the result of our continuing efforts to increase the number of international nurses under contract and to slightly alter our overall product mix to include more home health and allied health services, which generally have higher margins. As a result of these efforts, during the second quarter of 2004, we anticipate adding 12 international nurses to the 29 international nurses we had under contract at the end of the first quarter.

         During the first quarter of 2004, our selling, general and administrative expense was comprised, primarily, of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses. Our selling, general and administrative expense in the first quarter of 2003 is only a fraction of that experienced in the same period in 2004 because we were in our development stage in early 2003 and did not have any operations. Our first acquisition of an operating entity was not until August 2003.

         In 2004, we intend to continue growing the businesses acquired in 2003 and to further expand our operations through acquisitions. Our goal is to acquire at least four additional companies in 2004, generally in the areas of travel nursing, per diem staffing and private duty home care. We are also exploring opportunities in the allied health and home health areas. As we acquire companies, we expect to realize immediate savings in their operations as we integrate them into our operations and as we decrease their general and administrative costs by merging their back office and support operation into ours. We have engaged an independent consulting firm to assist us in identifying acquisition targets that meet general guidelines with regard to revenue, gross profit margin and projected earnings. We have begun the process of contacting the companies that have been so identified.

         During the first quarter of 2004 the cash flow generated by our operations was not sufficient to fund our operations and was supplemented by $1.0 million of convertible preferred stock issued in February 2004. During the first quarter we utilized several factoring relationships and one banking relationship to fund our cash needs on a short-term basis. These were consolidated into a single relationship in April of 2004, to simplify the record keeping and decrease the overall cost. At March 31, 2004, we owed approximately $5.1 million to the selling shareholders of several of the companies we acquired in 2003, of which approximately $1.1 million will be repaid during 2004.

         As noted above in the discussion of gross margins, the first quarter results were significantly below expectations. At March 31, 2004, our cash balance was $667,923. However, by April 30, 2004, through a combination of expanded borrowing capacity and collections, our cash balance had increased to over $800,000. Operationally, we have seen a significant upturn in our business since the end of the first quarter. Through mid-May, we have already experienced an increase in the number of travel nurses under contract and, based on the input from our nurse recruiters, we expect that positive trend to continue at least through the end of the year. We are also seeing an increase in the number of international travel nurses under contract. In addition, we have experienced a 20% increase in the number of contracts we have with hospitals since March 31, 2004.

         As a result, we have reforecast our financial statements for the balance of the year based on the positive trends we are seeing. Management believes that the worst of the downturn in our business is behind us and that the operational increases noted above will result in a significant improvement in our monthly cash flow, such that it will turn positive sometime in the second half of the year. We are also working with various lending sources to further expand our borrowing capacity and believe that our current cash on hand, coupled with our available borrowing capacity and improving cash flow from operations, will provide sufficient resources to continue operations at its current level, at least through the end of the year. If our business fails to improve as rapidly as we expect, we would be forced to significantly curtail our operations until additional capital could be raised. There is no assurance that additional capital could be raised for operational purposes.

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

         As a result of certain account collection issues, we are currently working to end the relationship with one of our hospital group customers. As of May 7, 2004, this customer owed us approximately $96,135, all within the payment terms of the contract. This is down from the $459,198 owed to us as of March 23, 2004. We anticipate that this contract will terminate by the end of May, 2004 and we have a signed agreement from the customer to pay a set amount each week until the balance is paid in full. The customer has fully complied with the signed agreement to date and we expect to be fully paid by the middle of May, 2004. Consequently, we have reversed the specific allowance for doubtful account of approximately $120,000 that was recorded as of the end of 2003.

         Our capital commitments for the next twelve months are minimal as our business does not require the purchase of plants, extensive capital equipment or inventory.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT JUDGEMENT
-----------------------------------------------------

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

         ACCOUNTING FOR STOCK OPTIONS

         We have used stock grants and stock options to attract and retain directors and key executives and intend to use stock options in the future to attract, retain and reward employees for long-term service. In 2003 the grant prices were significantly under the publicly traded market value per share of our stock. Therefore, we calculated the intrinsic value of the stock and options granted and recorded non-cash compensation expense for the difference between the grant price and the market value at issuance. In the future, we may issue additional shares and/or options under market, at which time we would incur additional non-cash compensation expense, but we anticipate that the preponderance of future issues will be at the prevailing market price of our stock.

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

         The Company currently does not believe any impairment of its goodwill or any such other asset existed at March 31, 2004. Nevertheless, future conditions or events could adversely affect the recorded value of goodwill or such other assets. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.


ITEM 3.           CONTROLS AND PROCEDURES

         Subsequent to March 31, 2004 and prior to the filing of this Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2004, and during the period prior to the execution of this Report. There have been no changes in our internal controls over financial reporting during our most recent fiscal year that have materially affected or are likely to materially affect our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There is no material litigation currently pending against us.


ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         (c) On February 4, 2004 we issued an aggregate of 1,000,000 shares of Series A Convertible Preferred Stock at a per share price of $1.00 to an investor. This investor is one of the two investors that purchased $1,750,000 of the Series A Convertible Preferred Stock as of December 17, 2003. The holders of the Series A Convertible Preferred Stock are entitled to receive a quarterly dividend in an amount equal to .025 shares of common stock for each share of outstanding Series A Convertible Preferred Stock held by them. Unless previously voluntarily converted prior to such time, the Series A Convertible Preferred Stock will automatically convert into shares of our common stock at an initial conversion ratio of one-to-one, one year from the date of issuance of such shares, subject to certain conversion price adjustments.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.      DESCRIPTION
-----------      -----------

3.1(1)            Restated Certificate of Incorporation.

3.2(2)            Certificate of Amendment to Restated Certificate of
                  Incorporation.

3.3(3)            Restated Bylaws.

4.1(4) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

10.1# Executive Employment Agreement dated March 22, 2004 by and between Crdentia Corp. and William S. Leftwich.

10.2# Notice of Stock Option Award and Stock Option Award Agreement dated April 8, 2004 by and between Crdentia Corp. and William
                  S. Leftwich.

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

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------

#        Indicates management contract or compensatory plan.

(1) Previously filed as Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.
(2) Previously filed as Exhibit 3.2 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.
(3) Previously filed as Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.
(4) Previously filed as Exhibit 4.3 to the Form 8-K filed with the Securities and Exchange Commission on February 20, 2004 and incorporated herein by reference.

(b)      Reports on Form 8-K

         On January 12, 2004, we filed a Form 8-K under Item 5, Other Events and Required FD Disclosure and Item 7 Financial Statements, PRO FORMA Financial Information and Exhibits, to report certain modifications to our current equity arrangements with James D. Durham, our Chairman and Chief Executive Officer.

         On February 7, 2004, we filed a Form 8-K/A under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements, PRO FORMA Financial Information and Exhibits, to amend the Form 8-K filed on December 12, 2003 to provide financial statements and PRO FORMA financial information for PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp.

         On February 20, 2004, we filed a Form 8-K under Item 5, Other Events and Required FD Disclosure and Item 7 Financial Statements, PRO FORMA Financial Information and Exhibits, to report the issuance of an additional 1,000,000 shares of Series A Convertible Preferred Stock.



                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 2004              By:  /s/ James D. Durham
                                      ------------------------------------------
                                          James D. Durham
                                          Chief Executive Officer

Date:  May 17, 2004              By:  /s/ William S. Leftwich
                                      ------------------------------------------
                                          William S. Leftwich
                                          Chief Financial Officer and Secretary