Form 10QSB
period 2004-06-30
CRDENTIA CORP
filed 2004-08-16
CIK 1073857

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________


                         COMMISSION FILE NUMBER 0-31152


                                 CRDENTIA CORP.
        (Exact name of small business issuer as specified in its charter)



                  DELAWARE                                   76-0585701
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                   Identification No.)


              14114 DALLAS PARKWAY, SUITE 600, DALLAS, TEXAS 75254
                    (Address of principal executive offices)


                                  (972)850-0780
                           (Issuer's telephone number)

6,302,269 shares of Common Stock, $.0001 par value, outstanding on August 13, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                                      CRDENTIA CORP.

                               Form 10-QSB Quarterly Report
                         For Quarterly Period Ended June 30, 2004

                                    TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I -- FINANCIAL INFORMATION                                                        3

Item 1.       Condensed Consolidated Financial Statements                              3

              Condensed Consolidated Balance Sheets at June 30, 2004
              (unaudited) and December 31, 2003                                        3

              Condensed Consolidated Statements of Operations (unaudited)
              for the Three and Six Months Ended June 30, 2004 and 2003                4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Six Months Ended June 30, 2004 and 2003                          5

              Notes to Condensed Consolidated Financial Statements                     6

Item 2.       Management's Discussion and Analysis of Operations                      15
16

Item 3.  Controls and Procedures                                                      19


PART II -- OTHER INFORMATION                                                          20

Item 1.       Legal Proceedings                                                       20

Item 2.       Change in Securities and Use of Proceeds                                20

Item 3.       Defaults Upon Senior Securities                                         20

Item 4.       Submission of Matters to a Vote of Security Holders                     20

Item 5.       Other Information                                                       21

Item 6.       Exhibits and Reports on Form 8-K                                        21


SIGNATURES                                                                            25

                                            2

                                          PART I. FINANCIAL INFORMATION
                               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                 CRDENTIA CORP.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 2004       December 31, 2003
                                                                           ----------------     -----------------
                                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                               $        86,362      $     1,469,076
   Accounts receivable, net of allowance for doubtful accounts
      of $100,380 in 2004 and $195,465 in 2003                                   3,186,877            3,058,084
   Unbilled receivables                                                            204,179              268,590
   Other current assets                                                            640,971              333,383
                                                                           ----------------     ----------------
Total current assets                                                             4,118,389            5,129,133

Property and equipment, net                                                        352,412              363,815
Goodwill                                                                         8,562,910            8,519,821
Intangible assets, net                                                           3,108,236            3,462,736
Other assets                                                                       709,768              120,895
                                                                           ----------------     ----------------

Total assets                                                               $    16,851,715      $    17,596,400
                                                                           ================     ================

Current liabilities:
   Accounts payable and accrued expenses                                   $     1,697,035      $       901,410
   Accrued employee compensation and benefits                                      537,834              612,439
   Revolving lines of credit                                                     2,151,616            2,871,890
   Current portion of notes payable to lenders                                          --              191,667
   Subordinated convertible notes, net of discount                                 690,279              250,833
   Current portion of notes payable to sellers                                   1,637,215            1,435,115
   Other current liabilities                                                        89,346               86,644
                                                                           ----------------     ----------------
Total current liabilities                                                        6,803,325            6,349,998

Notes payable to lenders, less current portion                                          --               27,777
Long term bonus payable                                                            841,976              801,000
Notes payable to sellers, less current portion                                   3,217,434            3,925,983
                                                                           ----------------     ----------------

Total liabilities                                                               10,862,735           11,104,758
                                                                           ----------------     ----------------

Commitments and contingencies

Convertible Preferred Stock,  10,000,000 shares authorized
Series A Convertible Preferred Stock
   $0.0001 par value, 2,750,000 issued and outstanding in
   2004 and 2003  (liquidation preference of $2,750,000)                         2,750,000            1,750,000
Series B Convertible Preferred Stock
   $0.0001 par value 6,250,000 issued and outstanding in 2004
   (liquidation preference of $1,250,000)                                        1,250,000                   --
                                                                           ----------------     ----------------
                                                                                 4,000,000            1,750,000
                                                                           ----------------     ----------------
Stockholders' equity:
   Common stock, par value $0.0001,                                                    738                  736
      50,000,000 shares authorized in 2004 and 2003,
      7,378,675 shares issued and 6,302,269 shares outstanding in 2004
      7,355,758 shares issued and 6,279,352 shares outstanding in 2003
   Additional paid in capital                                                   60,814,304           60,547,358
   Deferred stock compensation                                                    (822,057)            (828,000)
   Accumulated deficit                                                         (58,004,005)         (54,978,452)
                                                                           ----------------     ----------------
Total stockholders' equity                                                       1,988,980            4,741,642
                                                                           ----------------     ----------------

Total liabilities and stockholders' equity                                 $    16,851,715      $    17,596,400
                                                                           ================     ================


See accompanying notes to unaudited condensed consolidated financial statements.

                                                       3

                                                       CRDENTIA CORP.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------     -------------------------------
                                                            2004               2003             2004               2003
                                                        -------------     -------------     -------------     -------------
Revenue from services                                   $  5,489,946      $         --      $ 11,707,498      $         --
Direct operating expenses                                  4,307,653                --         9,255,370                --
                                                        -------------     -------------     -------------     -------------
          Gross margin                                     1,182,293                --         2,452,128                --
                                                        -------------     -------------     -------------     -------------

Operating expenses:
     Selling, general and administrative expenses          2,141,755           384,864         4,205,679           479,221
     Non-cash stock based compensation                       142,808                --           159,455            80,822
                                                        -------------     -------------     -------------     -------------
          Total operating expenses                         2,284,563           384,864         4,365,134           560,043
                                                        -------------     -------------     -------------     -------------

          Loss from operations                            (1,102,270)         (384,864)       (1,913,006)         (560,043)

Interest expense, net                                        547,645             3,881           999,109             4,858
                                                        -------------     -------------     -------------     -------------

          Loss from operations before income taxes        (1,649,915)         (388,745)       (2,912,115)         (564,901)

Income tax expense                                                --                --                --                --
                                                        -------------     -------------     -------------     -------------

          Net loss                                      $ (1,649,915)     $   (388,745)     $ (2,912,115)     $   (564,901)
                                                        =============     =============     =============     =============

Deemed dividend related to beneficial conversion
  feature on Series A convertible preferred stock          1,000,000                --         1,000,000                --
Deemed dividend related to beneficial conversion
  feature on Series B convertible preferred stock          1,250,000                --         1,250,000                --
                                                        -------------     -------------     -------------     -------------

Net loss attributable to common stockholders            $ (3,899,915)     $   (388,745)     $ (5,162,115)     $   (564,901)
                                                        =============     =============     =============     =============

Basic and diluted net loss per common share
  attributable to common stockholders                   $      (0.62)     $      (0.12)     $      (0.82)     $      (0.17)
                                                        =============     =============     =============     =============


Weighted-average shares of common stock outstanding        6,288,166         3,374,423         6,283,759         3,345,576
                                                        =============     =============     =============     =============


See accompanying notes to unaudited condensed consolidated financial statements.

                                                             4

                                         CRDENTIA CORP.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   ------------     ------------
Cash flows from operating activities:
       Net loss                                                    $(2,912,115)     $  (564,901)
       Adjustment to reconcile net loss to net cash
       used in operating activities:
             Amortization of subordinated convertible
                   note discounts                                      439,446               --
             Depreciation and amortization                             483,901            2,007
             Net recovery of uncollectible accounts receivable         (95,085)              --
             Non-cash stock based compensation expense                 159,455           80,822
             Amortization of debt issue costs                           73,499               --
             Amortization of long term bonus payable                    40,976               --
             Net loss on disposition of fixed assets                     9,888               --
       Changes in operating assets and liabilities, net of
       effects of purchases of subsidiaries:
             Accounts receivable                                       (33,706)              --
             Unbilled receivables                                       64,411               --
             Other current assets and liabilties                      (304,890)         (15,598)
             Other assets                                               41,275               --
             Accounts payable and accrued expenses                     350,627          166,507
             Accrued employee compensation and benefits                (74,605)              --
                                                                   ------------     ------------
Net cash used in operating activities                               (1,756,923)        (331,163)
                                                                   ------------     ------------

Cash flows from investing activities:
       Purchase of property and equipment                             (127,887)              --
       Proceeds from sale of long term prepaid expenses                     --           31,917
       Cash paid for acquisition of subsidiaries, net of cash
             received                                                  (43,089)              --
                                                                   -----------      -----------
Net cash provided by (used in) investing activities                   (170,976)          31,917
                                                                   -----------      -----------

Cash flows from financing activities:
       Issuance of preferred stock                                   2,250,000               --
       Net decrease in revolving lines of credit                    (2,871,890)              --
       Proceeds from notes payable to lenders                        2,767,527          180,000
       Payment of notes payable to lenders                            (835,356)              --
       Payment of notes payable to sellers                            (506,448)              --
       Payment of debt issue costs                                    (258,648)              --
                                                                   -----------      -----------
Net cash provided by financing activities                              545,185          180,000
                                                                   -----------      -----------

Net decrease in cash                                                (1,382,714)        (119,246)
Cash and cash equivalents at beginning of period                     1,469,076          125,463
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $    86,362      $     6,217
                                                                   ===========      ===========

Supplemental cash flow information:
       Cash paid for interest                                      $   338,729      $        --
       Cash paid for income tax                                    $        --      $        --


See accompanying notes to unaudited condensed consolidated financial statements.

                                               5

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------

Organization
------------

Crdentia Corp (the "Company"), a Delaware corporation, is a provider of healthcare staffing services in the United States. Such services include travel nursing, per diem staffing, contractual clinical services and private duty home health care. The Company considers the different services above to be one segment. Each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and the Company utilizes commons systems, databases, procedures, processes and similar methods of identifying and serving these customers.

At the beginning of 2003, we were a development stage company with no commercial operations. During the year, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four companies. The companies we acquired in 2003 -- Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd. -- provide the foundation for our future growth.

Basis of Presentation
---------------------

The accompanying unaudited financial data as of and for the three months and six months ended June 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Fnotes thereto included in the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months and six months ended June 30, 2004 have been made. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

The Company has a working capital deficit of $2.7 million and incurred a cash flow loss from operations of $1.8 million for the six months ended June 30, 2004. Further, the Company was in default of a covenant of its revolving line of credit at June 30, 2004, for which it received a waiver, and is in default of multiple covenants of the line of credit in the third quarter. These issues raise concerns about the ability of the Company to continue as a going concern. During the six months ended June 30, 2004, the Company raised $2,250,000 through the issuance of

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------

Series A and Series B Convertible Preferred Stock. Subsequent to June 30, 2004, the Company raised an additional $475,000 through the issuance of Series B-1 Convertible Preferred Stock and anticipates raising additional funds during the third quarter through the issuance of additional preferred stock. In addition, approximately $2.1 million of the $4.9 million of notes payable to selling shareholders were paid off or converted to equity during the third quarter. Also, the Company believes that operational improvements occurring in the third quarter will result in an improvement to its cash flow. The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to achieve profitable operations. If the Company's business fails to improve as expected or if the Company fails to raise additional capital, it will be forced to significantly curtail its operations until additional capital could be raised. There is no assurance that additional capital can be raised for operational purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goodwill and Intangible Assets
------------------------------

Intangible assets other than goodwill consist of customer relationships and international nurse contracts and are presented net of accumulated amortization. Intangibles are amortized over their respective useful lives estimated to be five years. Goodwill is assessed for impairment at least annually. The valuation of these intangibles is determined based upon valuations performed by third-party specialists and management's best estimates of fair value. As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

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

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides services to various public and private medical facilities such as hospitals, nursing care facilities, etc. Management performs continuing credit evaluations of the customers' financial condition. In addition, the Company provides home healthcare to individuals on a private pay arrangement. The Company collects one week of services in advance for this type of service which is recorded as a deposit until services are performed.

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. An allowance for doubtful accounts is recorded based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, require recognition in estimating the allowance. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the first quarter of 2004, the Company recovered amounts previously reserved in the allowance in the amount of approximately $120,000.

Stock-Based Compensation

As permitted under the provisions of Statement of Financial Accounting Standard
(SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company continues to account for Employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. However, SFAS 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period or immediately if no further services are required.

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

                                                          JUNE 30, 2004
                                                          -------------

Dividend Yield                                                    --
Volatility                                                     133.7%
Risk-Free Interest Rates                                         4.5%
Expected Lives in Years                                     0-5 years


The table below shows net loss per share for June 30, 2004 as if the Company had elected the fair value method of accounting for stock options.

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------

                                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                 2004              2003            2004              2003
                                                              ------------     ------------     ------------     ------------
Net loss as reported attributable to common stockholders      $(3,899,315)     $  (388,745)     $(5,162,115)     $  (564,901)

Add:
Stock-based compensation included in reported net income,
     net of related tax effects                                   142,808               --          159,455               --

Deduct:
Total stock-based employee compensation determined under
   the fair value method for all awards, net of related
   tax effects                                                   (134,546)              --         (208,090)              --

                                                              ------------     ------------     ------------     ------------
Proforma net loss, as adjusted                                $(3,891,053)     $  (388,745)     $(5,210,750)     $  (564,901)
                                                              ------------     ------------     ------------     ------------

Loss per share attributable to common stockholders:
     Basic and diluted, as reported                           $     (0.62)     $     (0.12)     $     (0.82)     $     (0.17)
     Basic and diluted, as adjusted                           $     (0.62)     $     (0.12)     $     (0.83)     $     (0.17)


NOTE 2. REVOLVING LINES OF CREDIT
---------------------------------

The Company had credit facilities with two commercial financing institutions for the financing of eligible accounts receivable. These accounts receivables served as security of the lines of credit. The Company paid interest monthly at 24% per annum on one obligation and approximately 10% on the other, based on the daily outstanding balance. Customer payments are used to repay the advances from the financing institutions after deducting charges for bad debts, reserves for charge backs, and interest expense. These credit facilities were paid off on June 16, 2004 with the proceeds from the Loan & Security Agreement, discussed below.


NOTE 3. NOTES PAYABLE
---------------------

On June 16, 2004, the Company entered into a Loan & Security Agreement with a company specializing in healthcare finance, pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the "Loan"). The Loan has a term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (9.5% at June 30, 2004). Accounts receivable serves as security for the Loan and it is subject to financial and reporting covenants. Customer payments are used to repay the advances on the credit facility after deducting charges for interest expense, unused line and account management fees. The financial covenants are for the maintenance of minimum net worth, minimum debt service coverage ratio, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. The proceeds of the Loan were used to pay off the revolving lines of credit and a note payable to a financial institution. At June 30, 2004, the Company was out of compliance with the minimum EBITDA financial covenants of the Loan, for which a waiver was received from the lender. Until such time as the Company

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------

demonstrates its ability to comply with this and other financial covenants of the Loan, the outstanding balance has been classified as a current liability on the Balance Sheet.

On August 18, 2003, the Company executed a variable rate installment note with a financial institution in the amount of $250,000. The note is subject to the same security and covenants as the related line of credit. On September 12, 2003, the Company received a loan for this amount. Under the terms of the loan, the Company is required to make monthly payments of $13,889 plus accrued interest on the unpaid principal at the institution's Base Rate plus 2% (6% at March 31, 2004). The loan was paid off on June 16, 2004, with the proceeds from the Loan and Security Agreement.


NOTE 4. SUBORDINATED CONVERTIBLE NOTES
--------------------------------------

On September 2, 2003, the Company issued $675,000 in Convertible Subordinated Promissory Notes (the "Notes") to six investors. On September 29, 2003 and October 16, 2003, the Company issued additional Notes for $25,000 and $120,000 to two additional investors, respectively. On December 3 and December 12, 2003, the Company issued additional Notes for $90,000 to four additional investors. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. The notes are convertible to Common Stock at the holder's option, prior to the due date, at an initial conversion price of $1.50 per share. The conversion price was subsequently adjusted to $1.00 per share upon the issuance of the Series A Convertible Preferred Stock.


NOTE 5. NOTES PAYABLE TO SELLERS
--------------------------------

A note to the sellers of New Age Staffing, Inc. with the principal amount of $1,385,000 is payable in equal installments of $65,952, beginning January 31, 2004, for 21 months plus interest at 4%.

Two notes to the sellers of Nurses Network, one with a balance of $64,000 is due in three equal installments on October 2, 2004, October 2, 2005 and October 2, 2006. Interest is accrued at a financial institution's Base Rate plus 1% (5% at June 30, 2004). The second note, in the amount of $50,432 plus interest accrued at a financial institution's Base Rate plus 1% (5% at June 30, 2004) is due and payable on July 2, 2004.

The Company assumed two notes from the PSR entities, one with an approximate balance of $188,911, which is based on outstanding credit card balances owed by the previous seller. The Company will make at least minimum payments on the credit card balances until they are paid in full. The second note had a principal amount of $2,525,000. Interest only payments are payable each month at a rate of 8%. Principal and interest payments begin on December 1, 2004 for

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------


eight years. Both of these notes are convertible to Common Stock at the holder's option at the then current market price of the Common Stock.

A note to a seller of PSR entities with a principal amount of $1,200,000 is payable over a three year period beginning November 30, 2003 at an interest rate of 12%. This note is convertible to Common Stock at the holder's option at the then current market price for the Common Stock.

At June 30, 2004, the long-term debt discussed in Notes 3, 4, and 5 consisted of the following:

                                                                   JUNE 30, 2004
                                                                   -------------

           Subordinated convertible notes, net of discount          $  690,279
           Seller note - New Age Staffing                            1,029,410
           Seller note - Nurses Network                                114,432
           Convertible Seller note - PSR Nurses original seller      2,711,756
           Convertible Seller note - PSR Nurses                        999,051
           Revolving Line of Credit                                  2,151,616
                                                                    -----------
                     Subtotal                                        7,696,544
           Less current portion                                      4,479,110
                                                                    -----------
                     Long-term portion of notes payable             $3,217,434
                                                                    ===========


NOTE 6. LONG TERM BONUS PAYABLE
-------------------------------

On December 16, 2003, the board of directors granted the Chief Executive Officer two cash bonuses in the amount of $540,000 each. The bonuses are to be paid on December 31, 2006 and January 4, 2007. The present value of bonuses has been recorded at our estimated incremental cost of borrowing of 10%.


NOTE 7. STOCKHOLDERS' EQUITY AND PREFERRED STOCK
------------------------------------------------

Common Stock
------------

On June 28, 2004, the Company affected a one-for-three reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------


On May 18, 2004, the Company and a current investor entered into a Stock Purchase Agreement pursuant to which both parties agreed to purchase an aggregate of 588,671 shares of our Common Stock from certain of our stockholders. Under the Stock Purchase Agreement, the investor purchased 338,671 shares of Common Stock for $762,011 on May 18, 2004. The remaining 250,000 shares of common stock were delivered to an escrow agent. These shares will be released from escrow as follows: (i) beginning on July 1, 2004 and continuing on the first day of each month through and including June 1, 2005, the Company, or its assign, shall pay $31,250 to the escrow agent, and the escrow agent shall cause 10,417 shares to be transferred to us or our assign; and (ii) beginning on July 1, 2005 and continuing on the first day of each month through and including June 1, 2006, the Company, or its assign, shall pay $46,875 to the escrow agent, and the escrow agent shall cause 10,417 shares to be released to us or our assign. The escrow agent shall distribute funds received from the Company, or its assign, to the stockholders who are parties to the Stock Purchase Agreement. For July and August 2004, the Company assigned its right to purchase under the Stock Purchase Agreement to an existing shareholder.

Preferred Stock
---------------

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. Currently there are 9,000,000 shares issued and outstanding consisting of 2,750,000 shares of Series A and 6,250,000 shares of Series B.

Series A Preferred Stock
------------------------

On February 4, 2004, the Company issued an additional 1,000,000 shares of Series A Convertible Preferred Stock at a per share price of $1.00 to one investor. The holders of the Series A Convertible Preferred Stock are entitled to receive, when declared by the Board of Directors, a quarterly dividend in the amount equal to .0083 shares of Common Stock for each share of outstanding Series A Convertible Preferred Stock held by them. Unless previously voluntarily converted prior to such time, the Series A Convertible Preferred Stock will automatically convert into Common Stock at a conversion ratio of one share of Common Stock for three shares of Series A Preferred Stock, one year from the date of issuance of such shares.

On April 8, 2004 the Board of Directors declared a dividend to the Series A stockholders equal to .0083 shares of Common Stock for each holder of Series A Convertible Preferred Stock. As a result, 7,639 shares of Common Stock were issued on May 26, 2004.

Series B Preferred Stock
------------------------

On June 16, 2004, the Company issued 6,250,000 shares of Series B Convertible Preferred Stock at a per share price of $0.20 to an investor who is managed by a member of the Company's Board of Directors. The holder of the Series B Convertible Preferred Stock is entitled to receive a quarterly dividend in an amount equal to .0017 shares of Common Stock for each share of outstanding Series B Convertible Preferred Stock held by them. In the event of any liquidation or winding up of the Company, the holder of the Series B shares will be entitled to receive in

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004


preference to the holders of Common Stock, and any other series of Preferred Stock, an amount equal to the amount of their purchase price. Unless previously voluntarily converted prior to such time the Series B shares will be automatically converted into Common Stock at a conversion ratio of one share of Common Stock for three shares of Series B Preferred Stock upon the earlier of the closing of an underwritten public offering of Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million or the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock.


NOTE 8. SUBSEQUENT EVENTS
-------------------------

Conversion of Notes Payable to Sellers
--------------------------------------

As of July 31, 2004, holders of approximately $2.1 million of the $4.9 million notes payable to selling shareholders of several of the companies we acquired in 2003 have accepted a cash payment of $225,000 and converted their remaining debt to equity. Approximately $122,000 of the seller debt converted to Common Stock (40,822 shares at $3.00 per share price) and $1.8 million converted to Series B-1 Convertible Preferred Stock (29,991 shares at $60.00 per share price).

Issuance of Series B-1 Convertible Preferred Stock
--------------------------------------------------

The holders of the Series B-1 Convertible Preferred Stock are entitled to receive a quarterly dividend in an amount equal to 1.5 shares of Common Stock for each share of outstanding Series B-1 Convertible Preferred Stock held by them. If any dividend is declared on the Common Stock, the holders of the Series B-1 will be entitled to receive dividends out of the legally available funds as if each share of Series B-1 had been converted to Common Stock. The holders of the Series B-1 Convertible Preferred Stock have the right, at the option of the holder at any time, to convert shares of the Series B-1 into shares of the Company's Common Stock at an initial conversion ratio of 100 shares of Common Stock for each one share of Series B-1. Unless previously voluntarily converted prior to such time the Series B-1 shares will be automatically converted into Common Stock at an initial conversion ratio of one-to-one upon the earlier of the closing of an underwritten public offering of Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million or the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series B-1 Convertible Preferred Stock.

In addition to the Series B-1 Convertible Preferred Stock issued for the conversion of the seller notes as described above, the Company issued 3,750 shares of Series B-1 Convertible Preferred Stock at a per share price of $60.00 to an investor during July, 2004 for cash proceeds of $225,000.

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------


Also during July 2004, the Company issued 4,166 shares of Series B-1 Convertible Preferred Stock at a per share price of $60.00 to the Company's Chief Executive Officer for cash proceeds of $250,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I - ITEM 1 OF THIS REPORT, AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND RISK FACTORS CONTAINED IN OUR REPORT ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2004.


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


FORWARD-LOOKING STATEMENTS

Some of the information contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to those risk factors discussed in our Form 10-KSB for the years ended December 31, 2003 and 2002. Actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties, and we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, and private duty home care. Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments. Our contractual clinical services employees provide complete clinical management and staffing for healthcare facilities and our private duty home care employees provide nursing case management and staffing for skilled and non-skilled care in the home. We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers and utilize similar recruitment methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

         At the beginning of 2003, we were a development stage company with no commercial operations. During the year, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four companies. As a result, at the end of 2003 we were providing temporary healthcare in 25 states and had contracts with approximately 150 healthcare facilities. Approximately 72% of our revenue in the first half of 2004 was derived from the placement of travel nurses and approximately 14% from per diem services. The balance came from a mix of private duty nursing and complete clinical management.

         The companies we acquired in 2003 -- Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd. -- provide the foundation for our future growth. During the first half of 2004, we continued to streamline the operations we acquired in 2003 and began preparing for the integration of future acquisitions. We have continued to follow our plan to build and strengthen our existing business and to target acquisition of specialized companies in the healthcare staffing field.

         For the three and six months ended June 30, 2004, sales to one customer, Rhode Island Hospital, represented more than 10% of our revenues. Our top ten customers for the three and six months ended June 30, 2004 accounted for 61% and 58% of our revenues, respectively.

         During the first half of 2004, most of our customers were acute care hospitals located throughout the continental United States. As we grow, we anticipate that acute care facilities will continue to be the majority of our customer base but that the overall percentage will decline as we increase our presence in the home health area. We did not have any revenue during the first half of 2003 and did not have revenue until August 7, 2003, when we closed our first acquisition.

         The gross margin on our revenues has been below the levels that our business has historically achieved. The decline was caused, generally, by a softening in the market for travel nurses in the first quarter of 2004. In the travel nursing industry, the first quarter of each year is commonly a weak quarter for results. In the second quarter, our results improved to a margin of approximately 21.5%, primarily due to the efforts of our operational staff in controlling the costs associated with the revenues and in upgrading the margins received on some contracts as they renew. Our gross margin is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage. Our margin can be increased by our continuing efforts to increase the number of international nurses under contract and to slightly alter our overall product mix to include more home health and allied health services, which generally have higher margins.

         Our limited operating history in the healthcare staffing industry makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarterly period, and as of June 30, 2004, we had an accumulated deficit of $58.0 million. Our revenues have declined in recent quarters. We cannot be certain that our revenues will increase and increase at a rate sufficient to achieve and maintain profitability.

         Our success in achieving profitability will depend on our ability to consummate acquisitions of healthcare companies, to implement our marketing strategy and to achieve a revenue stream from the sale of services, while not exceeding budgeted expenses. As we continue to implement our business plan, we will be subject to all of the risks inherent in an emerging business, including the need to provide reliable and effective services, to develop marketing expertise, to generate sales and to raise capital sufficient to fund our growth. In the event that our market declines significantly or fails to grow as anticipated, our business, financial condition and results of operations could be materially adversely affected.


RESULTS OF OPERATIONS

         Our revenue in the second quarter of 2004 of $5.5 million was approximately 12% below the revenue realized in the first quarter of 2004. Since our average revenue per nurse remained relatively constant between the quarters, this decline can be attributed to a decrease in the number of nurses we had under contract. Almost the entire headcount decline is the result of the termination of a large contract with a hospital group that had a poor payment history. The termination of this one contract resulted in the loss of a number of nurse positions. At December 31, 2003, we partially reserved the outstanding receivables from this hospital group but, ultimately, fully recovered all amounts owed to us by early in the second quarter of 2004.

         During the first half of 2004, our selling, general and administrative expense was comprised, primarily, of personnel costs, legal, audit and administrative fees related to being a public company and various other office and administrative expenses. Almost two-thirds of our selling, general and administrative expense is personnel related. Our selling, general and administrative expense in the first half of 2003 was only a fraction of that experienced in the same period in 2004 because we were in our development stage in early 2003 and did not have any operations until our first acquisition of an operating entity in August, 2003.


OUTLOOK

         In 2004, we intend to continue growing and strengthening the businesses acquired in 2003 and to further expand our operations through acquisitions. Our goal is to acquire at least four additional companies in 2004, generally in the areas of per diem staffing and private duty home care. We are also exploring opportunities in the allied health and home health areas. As we acquire companies, we expect to realize immediate savings in their operations as we integrate them into our operations and as we decrease their general and administrative costs by merging their back office and support operation into ours. We have engaged an independent consulting firm to assist us in identifying acquisition targets that meet general guidelines with regard to revenue, gross profit margin and projected earnings. We have begun the process of contacting the companies that have been so identified and are in various stages of discussions with several companies.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of 2004 the cash flow generated by our operations was not sufficient to fund our operations and was supplemented by $1.0 million of convertible preferred stock issued in February 2004 and $1.25 million of convertible preferred stock issued in June 2004. During the first quarter we utilized several factoring relationships and one banking relationship to fund our cash needs on a short-term basis. These were consolidated into a single relationship in April of 2004, to simplify the record keeping and decrease the overall cost. In June 2004, we replaced our factoring relationship with a revolving credit agreement provided by a company specializing in healthcare finance.

         At June 30, 2004, we owed approximately $4.9 million to the selling shareholders of several of the companies we acquired in 2003. As of July 31, 2004, holders of approximately $2.1 million of this seller debt have accepted a cash payment of $225,000 and converted their remaining debt to equity. Approximately $122,000 of seller debt converted to Common Stock and $1.8 million converted to Series B-1 Convertible Preferred Stock. We continue to negotiate with the holder of the remaining seller debt.

         As noted above in the discussion of revenue and gross margins, our operating results for the first half of 2004 have been significantly below expectations. As a result, we have continued to deplete our available cash resources such that, at June 30, 2004, our cash balance had declined to $86,000, down from $1.5 million at December 31, 2003. Subsequent to June 30, 2004, we received $475,000 from the issuance of additional convertible preferred stock and anticipate that additional equity may be available to us if we consummate the acquisitions discussed below. Operationally in the third quarter, we are experiencing an increase in travel nurses under contract and, we expect our nurse counts to increase such that by the end of the third quarter, the number of nurses we have under contract will meet or exceed our projected nurse counts.

         Management believes that the operational increases noted above will result in an improvement in our monthly cash flow, such that it will turn positive sometime in the second half of the year. Through the revolving credit agreement noted above we have expanded our borrowing capacity and believe that our current cash on hand, coupled with this increased borrowing capacity, the additional capital we have raised since the end of the second quarter, the capital we anticipate we will raise in the third quarter, and anticipated improvements in cash flow from operations, will provide sufficient resources to continue operations at our current level, at least for the next twelve months. If our business fails to improve as we expect or if we fail to raise additional capital, we would be forced to significantly curtail our operations until additional capital could be raised. There is no assurance that additional capital could be raised for operational purposes.

         Based on our current acquisition pipeline, we believe that additional capital will be required to acquire additional companies. We are currently negotiating with the same finance group that provides our revolving line of credit to provide us with a term loan facility for the capital required to acquire additional companies. We also anticipate that if we are successful in acquiring additional companies, additional equity capital may also be available to us. While we believe we will be successful in negotiating this term loan, there can be no assurance to that effect. If additional capital is not readily available, we will be forced to scale back our acquisition activities and our operations until our income exceeds our expenses. This would result in a significant slowdown of our development.

         Our capital commitments for the next twelve months are minimal as our business does not require the purchase of extensive capital equipment or inventory.

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operation are based on the Company's financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-K for the year ended December 31, 2003. As of, and for the three and six month periods ended June 30, 2004, there have been no material changes or updates to the Company's critical accounting policies except for the possible outcome of the current Exposure Draft on Stock Compensation.


ITEM 3.  CONTROLS AND PROCEDURES

         Subsequent to June 30, 2004 and prior to the filing of this Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2004, and during the period prior to the execution of this Report with the exception of the significant deficiency noted below.

         During its review of the Company's internal controls over financial reporting, the Company's management became aware of a significant deficiency, which is not considered a material weakness, related to the reporting of stock-based transactions. The Company is addressing this issue with additional training for key personnel, recruitment of additional key personnel and increased internal review by management and the audit committee throughout each reporting period. This significant deficiency in our internal controls arose from a correction in the application of accounting principles relating to the recording of a beneficial conversion premium in connection with the purchase of our Series B Preferred Stock by an investor (see footnote 7 to our Condensed Consolidated Financial Statements as of June 30, 2004).

         There have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected or are likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There is no material litigation currently pending against us.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         (c) On February 4, 2004 we issued an aggregate of 1,000,000 shares of Series A Convertible Preferred Stock at a per share price of $1.00 to an investor. This investor is one of the two investors that purchased $1,750,000 of the Series A Convertible Preferred Stock as of December 17, 2003. When declared by the Board of Directors, the holders of the Series A Convertible Preferred Stock are entitled to receive a quarterly dividend in an amount equal to ..0083 shares of Common Stock for each share of outstanding Series A Convertible Preferred Stock held by them. Unless previously voluntarily converted prior to such time, the Series A Convertible Preferred Stock will automatically convert into shares of our Common Stock at a conversion ratio of one share of Common Stock for three shares of Series A Preferred Stock, one year from the date of issuance of such shares, subject to certain conversion price adjustments.

         On June 16, 2004, we issued 6,250,000 shares of Series B Convertible Preferred Stock at a per share price of $0.20 to an investor who is managed by a member of the Company's Board of Directors. This investor is also a holder of Series A Convertible Preferred Stock. The holders of the Series B Convertible Preferred Stock are entitled to receive a dividend on each of September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and
December 31, 2005 in the amount equal to .0017 shares of Common Stock for each share of outstanding Series B Convertible Preferred Stock held by them. In the event of any liquidation or winding up of the Company, the holders of the Series B shares will be entitled to receive in preference to the holders of Common Stock and any other series of Preferred Stock expressly entitled to participate in such distribution, until the holders of Series B have received, in the aggregate, an amount equal to the amount of their purchase price. Unless previously voluntarily converted prior to such time the Series B shares will be automatically converted into Common Stock at a conversion ratio of one share of Common Stock for three shares of Series B Preferred Stock upon the earlier of the closing of an underwritten public offering of our Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million or the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The information set forth in this Item 4 relates to matters submitted to a vote at the Company's Annual Meeting of Stockholders on May 27, 2004.

                  (b) Not applicable.

                  (c) (i) A proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company's Common Stock was approved with 16,239,831 for, and 121,730 against.

                  (ii) A proposal to reelect the Class II directors to serve for a three year term ending in 2007 and until their successors are duly elected and qualified was approved with the following vote:

                                             VOTES FOR          VOTES AGAINST
                                            -----------        --------------
                  Robert J. Kenneth          16,238,331          123,230
                  Robert P. Oliver           16,360,061            1,500

                  (iii) A proposal to adopt the Company's 2004 Stock Incentive Plan, pursuant to which an aggregate of 2,400,000 shares of the Company's Common Stock will be authorized for issuance thereunder, was approved with 14,021,687 for, 337,630 against and 2,002,244 abstentions.

                  (iv) A proposal to ratify the appointment of BDO Seidman, LLP as the Company's independent accountants for the fiscal year ending December 31, 2004 was approved with 16,360,061 votes for and 1,500 against.


ITEM 5.  OTHER INFORMATION

                  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT NO.       DESCRIPTION
----------  -------------------------------------------------------------------
3.1(1)      Restated Certificate of Incorporation.

3.2(2)      Certificate of Amendment to Restated Certificate of Incorporation.

3.3(3)      Certificate of Amendment to Restated Certificate of Incorporation.

3.4(4) Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.5(5) Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.3(6)      Restated Bylaws.

4.1(7) Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

4.2(8) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

4.1(9) Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

4.2(10) Amended and Restated Registration Rights Agreement dated June 16, 2004 by and among Crdentia Corp. and MedCap Partners L.P.

10.1(11) Stock Purchase Agreement dated May 18, 2004 by and among Crdentia
         Corp., MedCap Partners L.P. and the parties listed on the Schedule of Stockholders attached thereto as Exhibit A.

10.2(12) Loan and Security Agreement dated June 16, 2004 by and among Crdentia
         Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp. and Bridge Healthcare Finance, LLC.

10.3# Notice of Stock Option Award and Stock Option Award Agreement dated May 27, 2004 by and between Crdentia Corp. and Robert Oliver.

10.4# Notice of Stock Option Award and Stock Option Award Agreement dated May 27, 2004 by and between Crdentia Corp. and Joseph DeLuca.

10.5# Notice of Stock Option Award and Stock Option Award Agreement dated May 27, 2004 by and between Crdentia Corp. and Robert Kenneth.

10.6# Notice of Stock Option Award and Stock Option Award Agreement dated May 27, 2004 by and between Crdentia Corp. and C. Fred Toney.

10.7# Notice of Stock Option Award and Stock Option Agreement dated May 27, 2004 by and between Crdentia Corp. and Thomas Herman.

10.8 Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and James D. Durham.

10.9 Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and Thomas Herman.

10.10 Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and C. Fred Toney.

10.11 Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and Robert Oliver.

10.12 Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and Joseph DeLuca.

10.13 Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and Robert Kenneth.

10.14 Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and Pamela Atherton.

10.15 Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and William Leftwich.

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

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------------------------------

#        Indicates management contract or compensatory plan.
(1) Previously filed as Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.
(2) Previously filed as Exhibit 3.2 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.
(3) Previously filed as Exhibit 4.1 to the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.
(4) Previously filed as Exhibit 4.2 to the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.
(5) Previously filed as Exhibit 4.3 to the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.
(6) Previously filed as Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.
(7) Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.
(8) Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on February 20, 2004 and incorporated herein by reference.
(9) Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on June 22, 2004 and incorporated herein by reference.
(10) Previously filed as Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on June 22, 2004 and incorporated herein by reference.
(11) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on May 20, 2004 and incorporated herein by reference.

(12) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 22, 2004 and incorporated herein by reference.

(b)      Reports on Form 8-K

         On May 20, 2004, we filed a Form 8-K under Item 5, Other Events, to report a Stock Purchase Agreement we entered with MedCap Partners L.P. and certain of our stockholders.

         On June 22, 2004, we filed a Form 8-K under Item 5, Other Events, to report that on Jun 16, 2004 we (i) entered a Loan and Security Agreement with Bridge Healthcare Finance, LLC, and (ii) issued 6,250,000 shares of Series B Preferred Stock to MedCap Partners L.P.

         On June 28, 2004, we filed a Form 8-K under Item 5, Other Events, to report a one-for-three reverse split of our outstanding shares of common stock.

         On June 28, 2004, we filed a Form 8-K/A under Item 5, Other Events, to amend the Form 8-K previously filed on June 28, 2004 to report that beginning on June 29, 2004 our common stock would trade with the ticker symbol "CRDE."

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2004              By:  /s/ James D. Durham
                                         --------------------------------------
                                         James D. Durham
                                         Chief Executive Officer

Date:  August 16, 2004              By: /s/ William S. Leftwich
                                        ---------------------------------------
                                        William S. Leftwich
                                        Chief Financial Officer and Secretary