Form 10QSB/A
period 2004-06-30
CRDENTIA CORP
filed 2004-09-09
CIK 1073857

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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

                                 CRDENTIA CORP.

                         Form 10-QSB/A Quarterly Report
                    For Quarterly Period Ended June 30, 2004

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION                                                 3


Item 1.  Condensed Consolidated Financial Statements                           3

         Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited)
            and December 31, 2003                                              3

         Condensed Consolidated Statements of Operations (unaudited) for the
            Three and Six Months Ended June 30, 2004 and 2003                  4

         Condensed Consolidated Statements of Cash Flows (unaudited) for
            the Six Months Ended June 30, 2004 and 2003                        5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Operations              15 & 16

Item 3.  Controls and Procedures                                              19


PART II  OTHER INFORMATION                                                    20

Item 1.  Legal Proceedings                                                    20

Item 2.  Change in Securities and Use of Proceeds                             20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    21

Item 6.  Exhibits and Reports on Form 8-K                                     21


SIGNATURES                                                                    25

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

                                             3

                                                   CRDENTIA CORP.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------   -----------------------------
                                                          2004            2003            2004            2003
                                                      -------------   -------------   -------------   -------------

Revenue from services                                 $  5,489,946    $         --    $ 11,707,498    $         --
Direct operating expenses                                4,307,653              --       9,255,370              --
                                                      -------------   -------------   -------------   -------------
          Gross margin                                   1,182,293              --       2,452,128              --
                                                      -------------   -------------   -------------   -------------

Operating expenses:
     Selling, general and administrative expenses        2,141,755         384,864       4,205,679         479,221
     Non-cash stock based compensation                     142,808              --         159,455          80,822
                                                      -------------   -------------   -------------   -------------
          Total operating expenses                       2,284,563         384,864       4,365,134         560,043
                                                      -------------   -------------   -------------   -------------

          Loss from operations                          (1,102,270)       (384,864)     (1,913,006)       (560,043)

Interest expense, net                                      547,645           3,881         999,109           4,858
                                                      -------------   -------------   -------------   -------------

          Loss from operations before income taxes      (1,649,915)       (388,745)     (2,912,115)       (564,901)

Income tax expense                                              --              --              --              --
                                                      -------------   -------------   -------------   -------------

          Net loss                                    $ (1,649,915)   $   (388,745)   $ (2,912,115)   $   (564,901)
                                                      =============   =============   =============   =============

Deemed dividend related to beneficial conversion
  feature on Series A convertible preferred stock        1,000,000              --       1,000,000              --
Deemed dividend related to beneficial conversion
  feature on Series B convertible preferred stock        1,250,000              --       1,250,000              --
                                                      -------------   -------------   -------------   -------------

Net loss attributable to common stockholders          $ (3,899,915)   $   (388,745)   $ (5,162,115)   $   (564,901)
                                                      =============   =============   =============   =============

Basic and diluted net loss per common share
  attributable to common stockholders                 $      (0.62)   $      (0.12)   $      (0.82)   $      (0.17)
                                                      =============   =============   =============   =============


Weighted-average shares of common stock outstanding      6,288,166       3,374,423       6,283,759       3,345,576
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

                                                          4

                                                CRDENTIA CORP.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  (UNAUDITED)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------
                                                                                      2004           2003
                                                                                  ------------   ------------
Cash flows from operating activities:
       Net loss                                                                   $(2,912,115)   $  (564,901)
       Adjustment to reconcile net loss to net cash
          used in operating activities:
             Amortization of subordinated convertible
                   note discounts                                                     439,446             --
             Depreciation and amortization                                            483,901          2,007
             Net recovery of uncollectible accounts receivable                        (95,085)            --
             Non-cash stock based compensation expense                                159,455         80,822
             Amortization of debt issue costs                                          73,499             --
             Amortization of long term bonus payable                                   40,976             --
             Net loss on disposition of fixed assets                                    9,888             --
       Changes in operating assets and liabilities, net of
          effects of purchases of subsidiaries:
             Accounts receivable                                                      (33,706)            --
             Unbilled receivables                                                      64,411             --
             Other current assets and liabilties                                     (304,890)       (15,598)
             Other assets                                                              41,275             --
             Accounts payable and accrued expenses                                    350,627        166,507
             Accrued employee compensation and benefits                               (74,605)            --
                                                                                  ------------   ------------
Net cash used in operating activities                                              (1,756,923)      (331,163)
                                                                                  ------------   ------------

Cash flows from investing activities:
       Purchase of property and equipment                                            (127,887)            --
       Proceeds from sale of long term prepaid expenses                                    --         31,917
       Cash paid for acquisition of subsidiaries, net of cash
             received                                                                 (43,089)            --
                                                                                  ------------   ------------
Net cash provided by (used in) investing activities                                  (170,976)        31,917
                                                                                  ------------   ------------

Cash flows from financing activities:
       Issuance of preferred stock                                                  2,250,000             --
       Net decrease in revolving lines of credit                                   (2,871,890)            --
       Proceeds from notes payable to lenders                                       2,767,527        180,000
       Payment of notes payable to lenders                                           (835,356)            --
       Payment of notes payable to sellers                                           (506,448)            --
       Payment of debt issue costs                                                   (258,648)            --
                                                                                  ------------   ------------
Net cash provided by financing activities                                             545,185        180,000
                                                                                  ------------   ------------

Net decrease in cash                                                               (1,382,714)      (119,246)
Cash and cash equivalents at beginning of period                                    1,469,076        125,463
                                                                                  ------------   ------------
Cash and cash equivalents at end of period                                        $    86,362    $     6,217
                                                                                  ============   ============

Supplemental cash flow information:
       Cash paid for interest                                                     $   338,729    $        --
       Cash paid for income tax                                                   $        --    $        --


               See accompanying notes to unaudited condensed consolidated financial statements.

                                                      5

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

Basis of Presentation
---------------------

The accompanying unaudited financial data as of and for the three months and six months ended June 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Stock-Based Compensation
------------------------

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

                                 CRDENTIA CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 2004
                                  -------------


                                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------   ---------------------------
                                                                      2004           2003           2004           2003
                                                                  ------------   ------------   ------------   ------------

Net loss as reported attributable to common stockholders          $(3,899,315)   $  (388,745)   $(5,162,115)   $  (564,901)

Add:
Stock-based compensation included in reported net income,
     net of related tax effects                                       142,808             --        159,455             --

Deduct:
Total stock-based employee compensation determined under
     the fair value method for all awards, net of
     related tax effects                                             (134,546)            --       (208,090)            --

                                                                  ------------   ------------   ------------   ------------
Proforma net loss, as adjusted                                    $(3,891,053)   $  (388,745)   $(5,210,750)   $  (564,901)
                                                                  ------------   ------------   ------------   ------------

Loss per share attributable to common stockholders:
     Basic and diluted, as reported                               $     (0.62)   $     (0.12)   $     (0.82)   $     (0.17)
     Basic and diluted, as adjusted                               $     (0.62)   $     (0.12)   $     (0.83)   $     (0.17)


NOTE 2.  REVOLVING LINES OF CREDIT
----------------------------------

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

NOTE 3.  NOTES PAYABLE
----------------------

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

NOTE 4.  SUBORDINATED CONVERTIBLE NOTES
---------------------------------------

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

NOTE 5.  NOTES PAYABLE TO SELLERS
---------------------------------

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

NOTE 7.  STOCKHOLDERS' EQUITY AND PREFERRED STOCK
-------------------------------------------------

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

NOTE 8.  SUBSEQUENT EVENTS
--------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
-----------------------------------------------------------

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

                  (ii) A proposal to reelect the Class II directors to serve for a three year term ending in 2007 and until their successors are duly elected and qualified was approved with the following vote:

                                            VOTES FOR          VOTES AGAINST
                                            ----------         -------------
         Robert J. Kenneth                  16,238,331            123,230
         Robert P. Oliver                   16,360,061              1,500

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


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT
NO.      DESCRIPTION
--------------------------------------------------------------------------------

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

10.3# Form of Notice of Stock Option Award and Form of Stock Option Award Agreement dated May 27, 2004 by and between Crdentia Corp. and the individuals listed on Schedule A thereto.

10.4 Form of Indemnification Agreement dated February 26, 2004 by and between Crdentia Corp. and the individuals listed on Schedule A thereto.

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

Date:  September 9, 2004           By: /S/ JAMES D. DURHAM
                                       -----------------------------------------
                                          James D. Durham
                                          Chief Executive Officer

Date:  September 9, 2004           By: /S/ WILLIAM S. LEFTWICH
                                       -----------------------------------------
                                          William S. Leftwich
                                          Chief Financial Officer and Secretary