Form 10QSB
period 2004-09-30
CRDENTIA CORP
filed 2004-11-15
CIK 1073857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

(972)850-0780
(Issuer’s telephone number)

13,126,518 shares of Common Stock, $.0001 par value, outstanding on November 9, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

CRDENTIA CORP.

Form 10-QSB Quarterly Report
For Quarterly Period Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CRDENTIA CORP.

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$236,920	$1,469,076
Accounts receivable, net of allowance for doubtful accounts of $120,743 in 2004 and $195,465 in 2003	2,978,721	3,058,084
Unbilled receivables	318,620	268,590
Other current assets	528,421	333,383

Total current assets	4,062,682	5,129,133
Property and equipment, net	340,899	363,815
Goodwill	12,980,972	8,519,821
Intangible assets, net	3,554,401	3,462,736
Other assets	860,908	120,895

Total assets	$21,799,862	$17,596,400

See accompanying notes to unaudited condensed consolidated financial statements.

CRDENTIA CORP.
Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$2,143,057	$901,410
Accrued employee compensation and benefits	502,623	612,439
Subordinated convertible notes, net of discount	165,000	250,833
Revolving lines of credit	2,323,764	2,871,890
Current portion of notes payable to lenders, net of discount	1,280,181	191,667
Current portion of notes payable to sellers	590,172	1,435,115
Other current liabilities	92,083	86,644

Total current liabilities	7,096,880	6,349,998
Long term bonus payable	863,202	801,000
Notes payable to lenders, less current portion	—	27,777
Notes payable to sellers, less current portion	2,370,538	3,925,983

Total liabilities	10,330,620	11,104,758

Commitments and contingencies
Convertible preferred stock, 10,000,000 shares authorized
Series A convertible preferred stock
$0.0001 par value, 2,750,000 shares issued and no shares outstanding in 2004 and 1,750,000 shares issued and outstanding in 2003 (liquidation preference of $1,750,000 in 2003)	—	1,750,000
Series B convertible preferred stock
$0.0001 par value, 6,250,000 shares issued and 3,750,000 shares outstanding in 2004 (liquidation preference of $750,000 in 2004)	750,000	—
Series B-1 convertible preferred stock
$0.0001 par value, 50,547 shares issued and 46,435 shares outstanding in 2004 (liquidation preference of $2,786,100 in 2004)	10,283,350	—
Series C convertible preferred stock
$0.0001 par value, 38,930 shares issued and outstanding in 2004 (liquidation preference of $11,679,000 in 2004)	677,638	—
Series C preferred stock warrants	1,658,162	—

	13,369,150	1,750,000

Stockholders’ equity:
Common stock, par value $0.0001, 50,000,000 shares authorized in 2004 and 2003, 14,160,224 shares issued and 13,083,818 shares outstanding in 2004 and 7,355,758 shares issued and 6,279,352 shares outstanding in 2003	1,416	736
Additional paid in capital	69,106,462	60,547,358
Deferred stock compensation	(735,402)	(828,000)
Accumulated deficit	(70,272,384)	(54,978,452)

Total stockholders’ equity	(1,899,908)	4,741,642

Total liabilities and stockholders’ equity	$21,799,862	$17,596,400

See accompanying notes to unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue from services	$5,526,945	$589,108	$17,234,443	$589,108
Direct operating expenses	4,266,717	430,234	13,522,086	430,234

Gross margin	1,260,228	158,874	3,712,357	158,874

Operating expenses:
Selling, general and administrative expenses	2,561,217	436,684	6,766,896	916,638
Loss on impairment of customer related intangibles	121,440	—	121,440	—
Non-cash stock based compensation expense	140,425	14,475,099	299,880	14,555,921

Total operating expenses	2,823,082	14,911,783	7,188,216	15,472,559

Loss from operations	(1,562,854)	(14,752,909)	(3,475,859)	(15,313,685)
Non-cash expense for conversion of debt	7,497,250	—	7,497,250	—
Interest expense, net	713,266	12,789	1,712,376	17,648

Loss before income taxes	(9,773,370)	(14,765,698)	(12,685,485)	(15,331,333)
Income tax expense	—	—	—	—

Net loss	$(9,773,370)	$(14,765,698)	$(12,685,485)	$(15,331,333)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	$—	$—	$1,000,000	$—
Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	—	—	1,250,000	—
Deemed dividend related to beneficial conversion feature on Series B-1 convertible preferred stock	1,233,480	—	1,233,480	—
Deemed dividend related to beneficial conversion feature on Series B-1 warrants issued	360,000		360,000
Deemed dividend related to beneficial conversion feature on Series C convertible preferred stock	677,382	—	677,382	—

Net loss attributable to common stockholders	$(12,044,232)	$(14,765,698)	$(17,206,347)	$(15,331,333)

Basic and diluted net loss per common share attributable to common stockholders	$(1.86)	$(4.44)	$(2.71)	$(4.32)

Weighted-average shares of common stock outstanding	6,478,271	3,327,187	6,349,072	3,551,858

See accompanying notes to unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Condensed Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,685,485)	$(15,331,333)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of subordinated convertible note discounts	654,167	—
Depreciation and amortization	740,226	2,085
Provision for bad debt, net of recovery	50,050	3,488
Non-cash stock based compensation expense	299,880	14,555,921
Amortization of debt issue costs to interest expense	283,732	—
Amortization of long term bonus payable	62,202	—
Amortization of long-term debt warrants	40,503	—
Non-cash expense for conversion of debt	7,497,250	—
Loss on impairment of customer intangibles	121,440	—
Changes in operating assets and liabilities, net of effects of purchases of subsidiaries:
Accounts receivable	91,155	122,858
Unbilled receivables	(50,030)	—
Other current assets and liabilities	(285,551)	111,758
Other assets	67,746	—
Accounts payable and accrued expenses	1,243,162	534,384
Accrued employee compensation and benefits	(109,817)	(129,587)

Net cash used in operating activities	(1,979,370)	(130,426)

Cash flows from investing activities:
Purchase of property and equipment	(166,648)	(2,063)
Cash paid for acquisition of subsidiaries, net of cash received	(4,213,933)	(269,862)
Other investing activities	—	(44,161)

Net cash used in investing activities	(4,380,581)	(316,086)

Cash flows from financing activities:
Issuance of preferred stock	5,060,760	—
Net decrease in revolving lines of credit	(548,126)	(128,394)
Proceeds from notes payable to lenders	2,697,802	986,111
Payment of notes payable to lenders	(719,444)	(168,889)
Payment of notes payable to sellers	(257,494)	—
Payment of debt issue costs	(1,105,703)	—

Net cash provided by financing activities	5,127,795	688,828

Net decrease in cash	(1,232,156)	242,316
Cash and cash equivalents at beginning of period	1,469,076	125,463

Cash and cash equivalents at end of period	$236,920	$367,779

See accompanying notes to unaudited condensed consolidated financial statements.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Crdentia Corp (the “Company”), a Delaware corporation, is a provider of healthcare staffing services in the United States. Such services include travel nursing, per diem staffing, contractual clinical services and private duty home health care. The Company considers these different services to be one segment. Each of these services relate solely to providing healthcare staffing to customers and the Company utilizes common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

At the beginning of 2003, we were a development stage company with no commercial operations. During that year, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four companies. The companies we acquired in 2003 — Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd. — provide the foundation for our future growth.

During 2004, we completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

Basis of Presentation

The accompanying unaudited financial data as of and for the three months and nine months ended September 30, 2004 and 2003 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months and nine months ended September 30, 2004 have been made. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

Certain of the prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

Liquidity

The Company has a working capital deficit of approximately $3.0 million and incurred a cash flow loss from operations of approximately $2.0 million for the nine months ended September 30, 2004. Operating results and cash flows during the nine months were not sufficient to meet certain loan covenants related to our senior lender at September 30, 2004 and subsequently. The

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Company has received waivers for these debt covenant violations. Despite these financial challenges, the Company has made considerable progress in developing additional sources of capital and in achieving profitable operations:

•	Through September 30, 2004, the Company raised over $5 million through the issuance of convertible preferred stock.

•	Through September 30, 2004, the Company paid off or converted $2.2 million of notes payable to selling shareholders, and $740,000 of other subordinated debt was paid off or converted to preferred stock.

•	In October 2004, the Company implemented a restructuring program to reduce its cost structure primarily through workforce and administrative cost reductions. As a result, approximately $125,000 was incurred as a restructuring charge during October 2004.

•	In November 2004, the Company reached agreement on and the Board of Directors approved the terms of the acquisition of a company generating approximately $1.2 million in gross monthly revenues. Management believes this acquisition will improve the Company’s revenue, profitability and cash flows.

•	In November 2004, the Company reached an agreement to convert approximately $2.7 million of Seller Notes and accrued interest to Series B-1 Convertible Preferred Stock.

Although there can be no assurance that all of the above initiatives will be accomplished, some have already been accomplished, and management believes that its plan to succeed relative to the remaining initiatives is reasonable. Collectively, management believes these initiatives, if completed, will allow the Company to generate net income and positive cash flows from operations for the fiscal year 2005. However, if the Company is unable to accomplish these objectives and the business continues to decline, we would be forced to significantly curtail our operations until additional capital could be raised. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

Accounts receivable includes approximately $18,000 as advances to employees related to hours worked, but not yet paid as a result of the normal payroll cycle. These employee advances are included with Other Current Assets in the financial statements.

Goodwill and Intangible Assets

Intangible assets other than goodwill consist of customer relationships and international nurse contracts and are presented net of accumulated amortization. Intangibles are amortized over their respective useful lives estimated to be five years. Goodwill is assessed for impairment at least annually. The valuation of these intangibles is determined based upon valuations performed by third-party specialists and management’s best estimates of fair value. As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

Due to the decline in revenue related to a significant customer relationship that was acquired with a merger agreement in 2003, the Company reviewed the customer related intangible asset

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

for impairment. As a result of this analysis, $121,440 was recorded as an impairment loss in September 2004.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax return. A valuation allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The Company files a consolidated Federal income tax return with its subsidiaries.

Revenue Recognition and Allowances

The Company recognizes revenue generally on the date the Company’s healthcare staff provides services to healthcare facilities or individuals in their home.

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides services to various public and private medical facilities such as hospitals and nursing care facilities. Management performs continuing credit evaluations of the customers’ financial condition. In addition, the Company provides home healthcare to individuals on a private pay arrangement or state funded insurance reimbursement.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. An allowance for doubtful accounts is recorded based upon management’s evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, require recognition in estimating the allowance. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

If the Company had elected the fair value method of accounting for employee stock-based compensation, compensation cost would be accrued at the estimated fair value of the stock award grants over the service period, regardless of later changes in stock prices and price volatility. The date of grant fair values for options granted have been estimated based on a modified Black-Scholes pricing model with the assumptions identified in the following table:

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

September 30, 2004
Dividend Yield	—
Volatility	162.4%
Risk-Free Interest Rates	4.5%
Expected Lives in Years	0-5 years

The table below shows net loss per share for September 30, 2004 as if the Company had elected the fair value method of accounting for stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported attributable to common stockholders	$(12,044,232)	$(14,765,698)	$(17,206,347)	$(15,331,333)
Add:
Stock-based compensation included in reported net income, net of related tax effects	140,425	—	299,880	—
Deduct:
Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(2,144,537)	—	(2,352,628)	—

Proforma net loss, as adjusted	$(14,048,344)	$(14,765,698)	$(19,259,095)	$(15,331,333)

Loss per share attributable to common stockholders:
Basic and diluted, as reported	$(1.86)	$(4.44)	$(2.71)	$(4.32)
Basic and diluted, as adjusted	$(2.17)	$(4.44)	$(3.03)	$(4.32)

On September 10, 2004, William S. Leftwich resigned as Chief Financial Officer of the Company to pursue other interests. In connection with his resignation, the Company entered into a separation agreement whereby 25% of the stock options (27,626 shares) granted to him would accelerate and become vested. Additionally, the Company provided Mr. Leftwich until September 10, 2005 to exercise these options. These stock options have been revalued as new options as of September 10, 2004 and included in compensation expense in accordance with the fair value method of accounting and will be revalued at each subsequent reporting date until the options are either exercised or expire. As a result of the revaluation, $53,770 was recorded to stock compensation expense at September 30, 2004.

Note 2. Acquisitions

Care Pros Staffing, Inc.

On August 13, 2004, the Company acquired Care Pros Staffing, Inc. in exchange for $275,000 in cash, $275,000 in notes and $39,706 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand it’s presence in the per diem segment of the

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Cash acquired	$86
Tangible assets acquired	61,842
Customer related intangible assets	51,993
Goodwill	475,785

Total assets acquired	$589,706
Liabilities assumed	—

Net assets acquired	$589,706

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by management’s estimate. The Company will be required to issue shares of its Common Stock to the former stockholders of Care Pros Staffing, Inc. should its results of operations exceed performance standards established in the merger agreement.

Arizona Home Health Care/Private Duty, Inc.

On August 31, 2004, the Company completed the merger of Arizona Home Health Care/Private Duty, Inc. (“AHHC”) in exchange for $3,900,000 in cash, 200,000 shares of the Company’s Common Stock valued at $690,000, (determined by the average of $3.45 per share as of the two days prior to and subsequent to the acquisition date as quoted on the OTC Bulletin Board), and $77,154 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand it’s presence in the home health care and per diem segment of the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Cash acquired	$35,000
Tangible assets acquired	76,853
Customer related intangible assets	705,487
Goodwill	3,849,814

Total assets acquired	$4,667,154
Liabilities assumed	—

Net assets acquired	$4,667,154

The acquisition was accounted for using the merger method of accounting. Customer related intangible assets will be amortized over their useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by management’s estimate. The Company will be required to issue additional shares of its Common Stock to the former stockholders of AHHC should its results of operations exceed performance standards established in the merger agreement.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

As of September 30, 2004, $41,139 was recorded in the financial statements as a payable to the selling shareholders of AHHC. The amount is related to customer payments received on accounts receivable that were not purchased by the Company. A selling shareholder of AHHC joined the Company as an Executive Vice President. Thus, approximately $20,000 of the amount payable to the selling shareholders of AHHC is a related party transaction with an employee.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if the AHHC and Care Pros Staffing, Inc. acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue from services	$7,048,880	$3,650,063	$23,464,458	$9,771,973
Net loss from operations	$(9,805,553)	$(15,125,560)	$(12,798,310)	$(16,410,919)
Net loss attributable to common stockholders	$(12,076,415)	$(15,125,560)	$(17,319,172)	$(16,410,919)
Basic and diluted net loss per common share attributable to common stockholders	$(1.83)	$(4.29)	$(2.65)	$(4.37)
Weighted-average shares of common stock outstanding	6,610,636	3,527,187	6,526,444	3,751,858

Note 3. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
Accounts payable	$1,318,421	$655,701
Accrued expenses	783,497	245,709
Payable to AHHC	41,139	—

	$2,143,057	$901,410

Accounts payable and accrued expenses at September 30, 2004 include approximately $860,000 for legal expenses incurred with Morrision & Foerster LLP, the Company’s legal counsel. These costs primarily relate to acquisitions, unregistered sales of equity securities, financing transactions and general corporate matters. The Company currently has a payment agreement with Morrison & Foerster LLP.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Note 4. Subordinated Convertible Notes

During 2003, the Company issued $910,000 in Convertible Subordinated Promissory Notes (the “Notes”) to twelve investors. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such note (from September to December, 2004). Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. The notes are convertible to Common Stock at the holder’s option, prior to the due date, at an initial conversion price of $1.50 per share. The conversion price was subsequently adjusted to $1.00 per share upon the issuance of the Series A Convertible Preferred Stock. The Company recorded a beneficial conversion charge of $910,000 which represents the lesser of the proceeds or beneficial conversion feature of $3.4 million. The beneficial conversion was calculated as the difference between the conversion price and the Company’s Common Stock market price at the date the note proceeds were received. The beneficial conversion charge is amortized over the one year life of the notes, resulting in interest expense of $654,000 for the nine months ended September 30, 2004.

On September 30, 2004, $740,000 of the principal amount of the Notes plus accrued interest was converted into 12,642 shares of Series B-1 Convertible Preferred Stock. The holders of such notes included the Company’s Chairman and Chief Executive Officer, a member of the Company’s Board of Directors and an entity whose managing member is also on the Company’s Board of Directors. The remainder of the Notes plus accrued interest are due on November 16, 2004 for $120,000 and March 2, 2005 for $50,000.

Note 5. Revolving Line of Credit

On June 16, 2004, the Company entered into a Loan & Security Agreement with a company specializing in healthcare finance, pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the “Loan”). The Loan has a term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (9.5% at September 30, 2004). Accounts receivable serves as security for the Loan and it is subject to financial and reporting covenants. Customer payments are used to repay the advances on the credit facility after deducting charges for interest expense, unused line and account management fees. The financial covenants are for the maintenance of minimum net worth, minimum debt service coverage ratio, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At September 30, 2004, the Company was out of compliance with financial covenants of the Loan, for which a waiver was received from the lender. Until such time as the Company demonstrates its ability to comply with the financial covenants of the Loan, the outstanding balance has been classified as a current liability on the Balance Sheet.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

The Company had credit facilities with two commercial financing institutions for the financing of eligible accounts receivable. These accounts receivables served as security of the lines of credit. The Company paid interest monthly at 24% per annum on one obligation and approximately 10% on the other, based on the daily outstanding balance. Customer payments were used to repay the advances from the financing institutions after deducting charges for bad debts, reserves for charge backs, and interest expense. These credit facilities were paid off on June 16, 2004 with the proceeds from the Loan as described above.

The Company had a variable rate installment note with a financial institution in the amount of $250,000. The note was subject to the same security as the related line of credit with the same financial institution. Under the terms of the loan, the Company was required to make monthly payments plus accrued interest on the unpaid principal at the institution’s Base Rate plus 2%. The loan was paid off on June 16, 2004, with the proceeds from the Loan as described above.

Note 6. Notes Payable to Lender

Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility (“Term Loan”) in the amount up to $10.0 million from a company specializing in healthcare finance. The Company may obtain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan agreement are due and payable in full on August 31, 2007 and bear interest at the rate of fifteen and one-quarter percent (15.25%) per annum. On August 31, 2004, the Company received proceeds from the Term Loan of approximately $2.7 million for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

The Term Loan provides that the Company shall issue warrants to purchase shares of Common Stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing. On August 31, 2004, the Company issued a warrant to purchase 906,758 shares of Common Stock in connection with the first borrowing under the credit facility. As a result, the Term Loan has been recorded net of a discount of $1.5 million which represents the estimated fair market value related to the warrants at the date of issuance. As the warrants are immediately exercisable, the fair market value was determined by the ratio of the Common Stock equivalent value per share on the date of issuance as quoted on the OTC Bulletin Board. The discount was recorded as additional paid in capital and will be amortized to interest expense over the life of the Term Loan.

The Term Loan financial covenants are for the maintenance of minimum net worth, minimum debt service coverage ratio, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At September 30, 2004, the Company was out of compliance with financial covenants of the Term Loan, for which a waiver was received from the lender. Until such time as the Company demonstrates its ability to comply with the financial covenants of the Term Loan, the outstanding balance has been classified as a current liability on the Balance Sheet.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Makewell Agreement

Pursuant with the Term Loan, MedCap Partners L.P. (a member of the Company’s Board of Directors is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.) entered into a Makewell Agreement with the lender to provide equity to the Company (in the form of purchases of additional shares of Series C Convertible Preferred Stock and warrants) up to $1.0 million based on the Company’s monthly financial results. The proceeds from the shares issued under the Makewell Agreement are to be used to pay down the balance of the revolving line of credit Loan (as described in Note 5 above), which will allow the Company additional availability to draw on the Loan. The Makewell Agreement terminates upon the earlier of the termination of the Loan, the date on which an aggregate of $1.0 million in contributions have been made under the Makewell Agreement, or January 25, 2005. As described in Note 13 below, the Makewell Agreement terminated on November 3, 2004 with the payment of an aggregate of $1.0 million in contributions.

In connection with the Makewell Agreement, the Company agreed that for every share of Series C Convertible Preferred Stock purchased by MedCap Partners L.P. under the Makewell Agreement, the Company would grant MedCap Partners L.P. a warrant to purchase 2.5 shares of Series C Convertible Preferred Stock. For every share over 4,333 shares purchased by MedCap Partners L.P. under the Makewell Agreement, the Company would grant MedCap Partners L.P. an additional warrant to purchase 10 shares of Series C Convertible Preferred Stock (for a total of 12.5 warrants to purchase Series C for every share over 4,333).

On September 23, 2004, MedCap Partners L.P. purchased 3,090 shares of Series C Convertible Preferred Stock for cash proceeds of $185,400 in connection with the terms of the Makewell Agreement (see Note 9 for description of Series C Convertible Preferred Stock issued). The proceeds were used to reduce the amount outstanding on the revolving line of credit Loan.

Note 7. Notes Payable to Sellers

The following table sets forth the notes payable to selling shareholders of the acquisitions completed by the Company.

	September 30, 2004	December 31, 2003
New Age Staffing, Inc.	$—	$1,385,000
Nurses Network, Inc.	—	114,432
PSR Nurses	2,708,106	3,861,666
Care Pros Staffing, Inc.	252,604	—

Total Seller notes	$2,960,710	$5,361,098
Less current portion	590,172	1,435,115

Long term Seller notes	$2,370,538	$3,925,983

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

The note to the sellers of New Age Staffing, Inc. with the principal amount of $1,385,000 was payable in equal installments of $65,952, beginning January 31, 2004, for 21 months plus interest at 4%. The note was payable to a former owner who was hired by the Company as a Vice President.

Two notes to the sellers of Nurses Network, one with a balance of $64,000 was due in three equal installments on October 2, 2004, October 2, 2005 and October 2, 2006. Interest was accrued at a financial institution’s Base Rate plus 1% (5% at June 30, 2004). The second note, in the amount of $50,432 plus interest accrued at a financial institution’s Base Rate plus 1% (5% at June 30, 2004) was due and payable on July 2, 2004. Of the original note, $91,932 was payable to a member of the Company’s Board of Directors.

The Company assumed two notes from the PSR entities, one with an approximate balance of $188,911, which is based on outstanding credit card balances owed by the previous seller. The Company will make at least minimum payments on the credit card balances until they are paid in full. The second note had a principal amount of $2,525,000. Interest only payments are payable each month at a rate of 8%. Principal and interest payments begin on December 1, 2004 for eight years. Both of these notes are convertible to Common Stock at the holder’s option at the then current market price of the Common Stock.

A note to a seller of the PSR entities with a principal amount of $1,200,000 is payable over a three year period beginning November 30, 2003 at an interest rate of 12%. This note is convertible to Common Stock at the holder’s option at the then current market price for the Common Stock.

Four notes to the sellers of Care Pros Staffing, Inc. totaling $275,000 are payable in monthly installments over one year from August 13, 2004 and bear interest at the rate of 5% per year. One of the selling shareholders of Care Pros Staffing, Inc. was hired by the Company as a Vice President. Thus, $63,151 of these notes at September 30, 2004 is with an employee.

On August 9, 2004, holders of approximately $2.2 million of the notes payable and accrued interest to selling shareholders accepted a cash payment of $225,000 to reduce the principal outstanding and converted their remaining balance to equity. Approximately $127,000 of the seller notes converted to Common Stock (40,822 shares at $3.10 per share price) and $1.8 million converted to Series B-1 Convertible Preferred Stock (29,989 shares at $60.00 per share price). Approximately $1.0 million of the notes were with an employee and approximately $96,000 of the notes were with a member of the Company’s Board of Directors. The conversion was recorded as an inducement and as a result of the fair market value of the preferred stock issued to convert the debt, approximately $7.5 million was recorded as a loss on the conversion.

Note 8. Long Term Bonus Payable

On December 16, 2003, the board of directors granted the Chief Executive Officer two cash bonuses in the amount of $540,000 each. The bonuses are to be paid on December 31, 2006 and

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

January 4, 2007. The present value of bonuses has been recorded at our estimated incremental cost of borrowing of 10%.

Note 9. Convertible Preferred Stock

Convertible Preferred Stock Issued and Outstanding

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. Currently there are 9,089,477 shares issued and 3,835,365 shares outstanding consisting of the following:

	September 30, 2004		December 30, 2003
	Shares	Shares	Shares	Shares
	Issued	Outstanding	Issued	Outstanding
Series A Convertible Preferred Stock	2,750,000	—	1,750,000	1,750,000
Series B Convertible Preferred Stock	6,250,000	3,750,000	—	—
Series B-1 Convertible Preferred Stock	50,547	46,435	—	—
Series C Convertible Preferred Stock	38,930	38,930	—	—

The conversion price of all Convertible Preferred Stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then–effective conversion price.

All Convertible Preferred Shares issued and outstanding are convertible currently at the option of the holder. The Company has evaluated the potential effect of any beneficial conversion terms related to convertible instruments. As a result, the convertible instruments may have a carrying amount that differs significantly from its redemption amount. In such cases, the difference between the carrying amount and the redemption amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature and deducted as a deemed dividend in determining net loss available to common shareholders. The table below summarizes the redemption requirements and beneficial conversion of the Convertible Preferred Shares outstanding:

				Beneficial
			Common Shares	Conversion
Series of Convertible	Shares	Carrying	Issuable	Recorded at
Preferred Stock	Outstanding	Amount	Upon Conversion	Issuance
B	3,750,000	$750,000	1,250,000	$1,250,000
B-1	46,435	10,283,350	4,643,500	1,233,480
C	38,930	677,638	3,893,000	677,382

	3,835,365	$11,710,988	9,786,500	$3,160,862

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Series A Convertible Preferred Stock (Series A)

On December 17, 2003, the Company issued an aggregate of 1,750,000 share of Series A at a per share price of $1.00 to two investors, which included MedCap Partners L.P. The Company recorded a deemed dividend due to the beneficial conversion price of $1,750,000 which represents the lesser of the proceeds or the beneficial conversion of $5.2 million.

On February 4, 2004, the Company issued an additional 1,000,000 shares of Series A at a per share price of $1.00 to MedCap Partners L.P. The Company recorded a deemed dividend due to the beneficial conversion price of $1,000,000 which represents the lesser of the proceeds or the beneficial conversion of $1.4 million.

The holders of the Series A Convertible Preferred Stock (Series A) are entitled to receive, when declared by the Board of Directors, a quarterly dividend in the amount equal to .025 shares of Common Stock for each share of outstanding Series A held by them. Unless previously voluntarily converted prior to such time, the Series A will automatically convert into Common Stock at a conversion ratio of one share of Common Stock for three shares of Series A, one year from the date of issuance of such shares. The holders of Series A have been granted registration rights by the Company. Once the Series A has been converted into Common Stock, the Company is obligated to register the Common Stock on a “best efforts” basis. In the event of any liquidation or winding up of the Company, the holders of the Series A will be entitled to receive in preference to the holders of Common Stock an amount equal to their initial purchase price plus any declared but unpaid dividends.

On April 8, 2004 the Board of Directors declared a dividend to the Series A stockholders equal to .025 shares of Common Stock for each holder of Series A. As a result, 68,750 shares of Common Stock were issued on May 26, 2004.

The Series A dividend amount was adjusted to .04167 shares of Common Stock as a result of (i) the issuance of shares of Series B Convertible Preferred Stock on June 16, 2004 at a price per share of $0.20, and (ii) the reverse stock split effected by the Company as of the close of business on June 28, 2004.

On September 30, 2004 the Board of Directors declared a dividend and distribution to the Series A stockholders. The dividend and distribution consisted of quarterly dividends that were payable on June 16, 2004, September 16, 2004 and December 16, 2004 in consideration for early conversion of the Series A into Common Stock. As a result, 343,750 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution.

On September 30, 2004, the holders of Series A converted into 4,583,333 shares of Common Stock.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Series B Convertible Preferred Stock (Series B)

On June 16, 2004, the Company issued 6,250,000 shares of Series B at a per share price of $0.20 to MedCap Partners L.P. The Company recorded a deemed dividend due to the beneficial conversion price of $1,250,000 which represents the lesser of the proceeds or the beneficial conversion of $2.4 million.

The holder of the Series B Convertible Preferred Stock (Series B) is entitled to receive a quarterly dividend in an amount equal to .00833 shares of Common Stock for each share of outstanding Series B held by them. In the event of any liquidation or winding up of the Company, the holder of the Series B shares will be entitled to receive in preference to the holders of Common Stock, and any other series of Preferred Stock, an amount equal to the amount of their purchase price. Unless previously voluntarily converted prior to such time the Series B shares will be automatically converted into Common Stock at a conversion ratio of one share of Common Stock for three shares of Series B upon the earlier of the closing of an underwritten public offering of Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million or the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series B.

On September 30, 2004 the Board of Directors declared a dividend and distribution to the Series B holder. The dividend and distribution consisted of quarterly dividends that were payable on September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 in consideration for early conversion of the Series B into Common Stock. As a result, 114,583 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution.

On September 30, 2004, the holder converted 2,500,000 shares of Series B into 833,333 shares of Common Stock.

Series B-1 Convertible Preferred Stock (Series B-1)

On August 9, 2004, the Company issued 3,750 shares of Series B-1 Convertible Preferred Stock at a per share price of $60.00 to an investor for cash proceeds of $225,000. The Company recorded a deemed dividend due to the beneficial conversion price of $225,000 which represents the lesser of the proceeds or the beneficial conversion of $937,500.

Also on August 9, 2004, the Company issued 4,166 shares of Series B-1 Convertible Preferred Stock at a per share price of $60.00 to the Company’s Chairman and Chief Executive Officer for cash proceeds of $249,960. The Company recorded a deemed dividend due to the beneficial conversion price of $249,960 which represents the lesser of the proceeds or the beneficial conversion of $1.0 million.

On August 9, 2004, the Company issued 29,989 shares of Series B-1 Convertible Preferred Stock, issued 40,822 shares of Common Stock and paid approximately $225,000 in cash in

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

exchange for the cancellation of all the outstanding principal and accrued and unpaid interest under certain promissory notes (Seller Notes) that were issued in 2003 in connection with the purchase of certain subsidiaries. Portions of the Seller Notes were held by a current employee who was a former owner of the subsidiary purchased and by a member of the Company’s Board of Directors. See discussion of the Seller Notes in Note 6. The conversion was recorded as an inducement and the Series B-1 was recorded at fair market value on the date of issuance of $9.3 million. As a result of the fair market valuation, approximately $7.5 million was recorded as a loss on the conversion of debt.

On September 30, 2004, the Company issued 12,642 shares of Series B-1 Convertible Preferred Stock in exchange for the cancellation of $758,640 in outstanding principal plus accrued and unpaid interest under certain Convertible Subordinated Promissory Notes (Notes) issued in 2003. The holders of such Notes included the Company’s Chairman and Chief Executive Officer, a member of the Company’s Board of Directors and an entity whose managing member is also on the Company’s Board of Directors. The Company recorded a deemed dividend due to the beneficial conversion price of $758,640 which represents the lesser of the cancelled principal and accrued interest or the beneficial conversion of $3.7 million.

The holders of the Series B-1 are entitled to receive a quarterly dividend in an amount equal to 2.5 shares of Common Stock for each share of outstanding Series B-1 held by them. If any dividend is declared on the Common Stock, the holders of the Series B-1 will be entitled to receive dividends out of the legally available funds as if each share of Series B-1 had been converted to Common Stock. The holders of the Series B-1 have the right, at the option of the holder at any time, to convert shares of the Series B-1 into shares of the Company’s Common Stock at an initial conversion ratio of one hundred shares of Common Stock for each one share of Series B-1. Unless previously voluntarily converted prior to such time the Series B-1 shares will be automatically converted into Common Stock at an initial conversion ratio of one hundred shares of Common Stock for each share of Series B-1 upon the earlier of the closing of an underwritten public offering of Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million or the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series B-1.

On August 31, 2004, the Company issued MedCap Partners L.P. a warrant to purchase 6,000 shares of Series B-1 Convertible Preferred Stock for $60 per share for five years. The beneficial conversion value, limited to the “deemed” proceeds of $360,000, has been recognized as a deemed dividend to the holder of the warrant.

On September 30, 2004, the Board of Directors declared a dividend and distribution to the Series B-1 holders. The dividend and distribution consisted of quarterly dividends that were payable on September 30, 2004. Additionally, the Board of Directors declared a distribution equal to the dividends that would have been payable on December 31, 2004, March 31, 2005 and June 30, 2005 in consideration for certain shareholders electing early conversion of the Series B-1 into Common Stock. As a result, 157,203 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

On September 30, 2004, certain holders of 4,112 shares of Series B-1 converted their shares into 411,200 shares of Common Stock.

Series C Convertible Preferred Stock (Series C)

On August 31, 2004, the Company issued 35,840 shares of Series C Convertible Preferred Stock (Series C) in exchange for cash proceeds of $2,150,400. The shares were issued to certain accredited investors as well as MedCap Partners L.P. and the Company’s Chairman and Chief Executive Officer. The purchasers were granted Series C Warrants to purchase an aggregate of 89,600 Series C Convertible Preferred Shares. The Series C Warrants are exercisable for a period of five years at a price per Series C share of $60.00. The Company valued the warrants at $1.5 million and has accordingly reduced the face value of the Series C by this amount. As the warrants are immediately exercisable, the fair market value was determined by the ratio of the Common Stock equivalent value per share on the date of issuance as quoted on the OTC Bulletin Board. The Company recorded a deemed dividend due to the beneficial conversion price of $624,000 which represents the lesser of the value assigned to the Series C and the beneficial conversion of $11.9 million.

On September 23, 2004, MedCap purchased 3,090 shares of Series C Convertible Preferred Stock in connection with the terms of the Makewell Agreement (see Note 6). The Company issued warrants to purchase an additional 7,725 shares of Series C for $60.00 per share for five years. The Company valued the warrants at $132,000 and has accordingly reduced the face value of the Series C Preferred Shares by this amount. The Company recorded a deemed dividend due to the beneficial conversion price of $54,000 which represents the lesser of the value assigned to the Series C and the beneficial conversion of $1.0 million.

The holders of Series C are entitled to receive, when declared by the Board of Directors, a dividend on each quarter end beginning September 30, 2004 and ending December 31, 2005 in an amount equal to 2.5 shares of Common Stock for each share of outstanding Series C held by them. In the event of any liquidation or winding up of the Company, the holders of the Series C will be entitled to receive in preference to the holders of Common Stock an amount equal to five times their initial purchase price plus any declared but unpaid dividends and any remaining liquidation proceeds will thereafter be distributed on a pro rata basis to the holders of the Company’s Common Stock and any other series of Preferred Stock expressly entitled to participate in such distribution.

Unless previously voluntarily converted prior to such time, the Series C will be automatically converted into Common Stock at an initial conversion ratio of one hundred shares of Common Stock for each share of Series C upon the earlier of (i) the closing of an underwritten public offering of our Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million, or (ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series C. The description of the foregoing rights, preferences and privileges of the Series C is

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

qualified in its entirety by the Certificate of Designations, Preferences and Rights of Series C filed with the Secretary of State of the State of Delaware of August 31, 2004.

On September 30, 2004, the Board of Directors declared a dividend to the Series C holders. The dividend consisted of quarterly dividends that were payable on September 30, 2004. As a result, 97,325 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution.

Warrants to Purchase Convertible Preferred Stock

As of September 30, 2004, warrants to purchase Convertible Preferred Stock were granted as follows (There were no warrants outstanding at September 30, 2003 and none of the warrants granted have been exercised.):

Series of Convertible		Exercise Price
Preferred Stock	Warrants	per Share
B-1	6,000	$60.00
C	97,310	$60.00

	103,310

Note 10. Common Stock

On June 28, 2004, the Company affected a one-for-three reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

On May 18, 2004, the Company and a current investor entered into a Stock Purchase Agreement pursuant to which both parties agreed to purchase an aggregate of 588,671 shares of our Common Stock from certain of our stockholders. Under the Stock Purchase Agreement, the investor purchased 338,671 shares of Common Stock for $762,011 on May 18, 2004. The remaining 250,000 shares of Common Stock were delivered to an escrow agent. These shares will be released from escrow as follows: (i) beginning on July 1, 2004 and continuing on the first day of each month through and including June 1, 2005, the Company, or its assignee, shall pay $31,250 to the escrow agent, and the escrow agent shall cause 10,417 shares to be transferred to us or our assignee; and (ii) beginning on July 1, 2005 and continuing on the first day of each month through and including June 1, 2006, the Company, or its assignee, shall pay $46,875 to the escrow agent, and the escrow agent shall cause 10,417 shares to be released to us or our assignee. The escrow agent shall distribute funds received from the Company, or its assignee, to the stockholders who are parties to the Stock Purchase Agreement. For July, 2004 through October, 2004, the Company assigned its right to purchase under the Stock Purchase Agreement to an existing shareholder.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

On September 30, 2004, the Company issued (i) 4,583,333 shares of Common Stock in connection with the voluntary conversion of 2,750,000 shares of Series A Convertible Preferred Stock (Series A); (ii) 833,333 shares of Common Stock in connection with the voluntary conversion of 2,500,000 shares of Series B Convertible Preferred Stock (Series B); and (iii) 411,200 shares of Common Stock in connection with the voluntary conversion of 4,112 shares of Series B-1 Convertible Preferred Stock (Series B-1). All such conversions were effected pursuant to the provisions of the Company’s Amended and Restated Certificate of Incorporation and the Certificate of Designations, Preferences and Rights of each respective series of Preferred Stock.

Warrants to Purchase Common Stock

Pursuant to the Term Loan (see Note 6), the Company agreed to issue Common Stock warrants to the lender, at $3.15 per share, to purchase up to 12% of the total capitalization of the Company as defined in the Term Loan. The Company made its first draw on the facility in the amount of approximately $2.7 million on August 31, 2004. The Company issued a warrant for 906,758 shares of Common Stock related to the Term Loan. The Company valued the warrant at approximately $1,500,000 and recorded this as a discount to the debt. As the warrants are immediately exercisable, the fair market value was determined by the ratio of the Common Stock equivalent value per share on the date of issuance as quoted on the OTC Bulletin Board. The debt will be recorded at face value of approximately $2,700,000 less a discount of approximately $1,500,000, which will be amortized over the life of the Term Loan of three years to interest expense.

Note 11. Commitments and Contingencies

Commitment to Issue Additional Warrants under the Makewell Agreement

In accordance with the terms of the Makewell Agreement (see Note 6) the Company has agreed to sell up to 16,667 additional shares of equity instruments for $60.00 per share. For each share purchased up to 4,333 shares, the Company will issue warrants to purchase 2.5 additional shares of Series C Preferred Stock for $60.00 per share. The warrants are exercisable for a period of five years. For shares purchased in excess of 4,333, the Company is required to issue warrants to purchase an additional twelve and one-half (12.5) Series C Convertible Preferred shares.

Commitment to Issue Additional Common Stock Warrants

In accordance with the terms of the Term Loan (see Note 6), the Company agreed to issue warrants to purchase Common Shares to the lender up to 12% of the Company’s overall capitalization at a price of $3.15 per share. On August 31, 2004, the Company issued a warrant for 906,758 Common Shares in connection with the first borrowing on the credit facility. If borrowing were to continue up to the maximum of $10,000,000, the Company would have to issue an additional 2,451,605 warrants to purchase Common Shares.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Note 12. Supplemental Disclosure to the Cash Flow Statement

	Nine months ended September 30,
	2004	2003
Supplemental cash flow disclosures:
Cash paid for interest	$713,689	$14,407
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Conversion of debt into common stock	$126,548	$—
Conversion of debt into preferred stock	$9,296,590	$—
Conversion of preferred stock into common stock	$3,496,720	$—
Issuance of the following in connection with a merger:
Common stock issued	$690,000	$2,651,261
Note payable issued	$275,000	$1,650,000
Preferred stock warrants	$1,658,162	$—
Common stock warrants	$1,458,124	$—

Note 13. Subsequent Events

Issuance of Series C Convertible Preferred Stock Under the Makewell Agreement

Pursuant to the Makewell Agreement (see Note 6), the Company issued to MedCap Partners L.P., (i) 1,250 shares of Series C Convertible Preferred Stock (Series C) on October 12, 2004, (ii) 5,000 shares of Series C on October 18, 2004, (iii) 1,417 shares of Series C on October 25, 2004 and (iv) 5,910 shares of Series C on November 3, 2004. Such shares of Series C were issued at a cash price per share of $60.00. Each share of Series C is convertible into one hundred shares of the Company’s Common Stock.

Pursuant to the terms of the Company’s Series C, the Company is obligated to issue warrants to purchase 2.5 shares of Series C for each share of Series C purchased. As a result, in connection with the Company’s issuances of the shares of Series C described above, MedCap Partners L.P., was granted (i) a warrant to purchase 65,685 shares of Series C on October 18, 2004, (ii) a warrant to purchase 17,712 shares of Series C on October 25, 2004 and (iii) a warrant to purchase 73,875 shares of Series C on November 3, 2004. Such warrants are exercisable for a period of five years at a price per share of Series C of $60.00.

Negative operating results have required the Company to issue Series C in excess of the 4,333 shares as described in Note 6 by 12,334 shares. As a result, 123,340 shares of Series C covered by the warrants granted on October 18, 2004, October 25, 2004 and November 3, 2004 are additional warrant shares.

The Makewell Agreement terminated on November 3, 2004 as MedCap Partners L.P. has made an aggregate of $1.0 million in contributions under the Makewell Agreement.

CRDENTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Restructuring Charges

During October 2004, the Company implemented a restructuring program to reduce its cost structure primarily through workforce and administrative cost reductions. As a result, approximately $125,000 was incurred as a restructuring charge during October 2004.

Conversion of Seller Notes

During November 2004, the Company entered into an agreement to convert approximately $2.7 million of Seller Notes and accrued interest to Series B-1 Convertible Preferred Stock. As a result, the Company issued 45,450 shares of Series B-1 Convertible Preferred Stock. The conversion will be recorded as an inducement and the Series B-1 will be recorded at fair market value on the date of issuance of $19.8 million. As a result of the fair market valuation, approximately $17.1 million will be recorded as a loss on the conversion of debt.

Item 2. Management’s Discussion and Analysis of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I – Item 1 of this report, and Management’s Discussion and Analysis of Operations and Risk Factors contained in our report on Form 10-KSB for the years ended December 31, 2003 & 2002 as filed with the Securities and Exchange Commission on March 30, 2004.

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

Forward-Looking Statements

Some of the information contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are based on current expectations and projections about future events. The words estimate, plan, intend, expect, anticipate and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements to differ materially from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to us at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond our control, and no assurance can be given that the projections will be realized. Readers are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Careful consideration should be given to those risks and uncertainties set forth below under the heading “Risk Factors,” as well as those risk factors discussed in our Form 10-KSB for the year ended December 31, 2003 . Actual results that we achieve may differ materially from any forward looking statements due to such risks and uncertainties, and we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

At the beginning of 2003, we were a development stage company with no commercial operations. During the year, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four companies. As a result, at the end of 2003 we were providing temporary healthcare in 25 states and had contracts with approximately 150 healthcare facilities. Approximately 67% of our revenue in the first three quarters of 2004 was derived from the placement of travel nurses and approximately 19% from per diem services. The balance came from a mix of private duty nursing and complete clinical management.

We believe that the companies we acquired in 2003 — Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd. — provide the foundation for our future growth. During 2004, we continue to streamline the operations we acquired in 2003 and, in the third quarter of 2004, we completed the acquisition of two additional companies. We have continued to follow our plan to build and strengthen our existing business and to target acquisitions of specialized companies in the healthcare staffing field.

For the three and nine months ended September 30, 2004, sales to one customer, Rhode Island Hospital, represented approximately 14% of our revenues. In the third quarter of 2004, we experienced a decline in revenue at this facility and some travel nurse assignments have not been renewed. The Company is aggressively managing this relationship in an attempt to regain all or a portion of the previous position with this customer, but there can be no assurance that we will recapture the lost revenue. Our top ten customers for the three and nine months ended September 30, 2004 accounted for 48% and 54% of our revenues, respectively.

During the first three quarters of 2004 and 2003, most of our customers were acute care hospitals located throughout the continental United States. As we grow, we anticipate that acute care facilities will continue to be the majority of our customer base but that the overall percentage will decline as we increase our presence in the home health area.

The gross margin on our revenues has increased over the levels that our business has historically achieved. In the third quarter, our results improved to a gross margin of approximately 22.8%, primarily due to the efforts of our operational staff in controlling the costs associated with the revenues and in increasing the bill rates received on some contracts as they renew. Additionally, the acquisition of Arizona Home Health Care/Private Duty, Inc. contributed to the margin improvement Our gross margin is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage. Our margin can be increased by our continuing efforts to increase the number of international nurses under contract and to slightly alter our overall product mix to include more home health and allied health services, which generally have higher margins.

Our limited operating history in the healthcare staffing industry makes it difficult to forecast our future operating results. To date, we have not achieved profitability in any quarterly period, and as of September 30, 2004, we had an accumulated deficit of $70.3 million of which a substantial portion relates to non-cash items. We cannot be certain that our revenues will increase and increase at a rate sufficient to achieve and maintain profitability.

Our success in achieving profitability will depend on our ability to increase revenues, to consummate acquisitions of healthcare companies, to implement our marketing strategy and to achieve a revenue stream from the sale of services, while not exceeding budgeted expenses. As we continue to implement our business plan, we will be subject to all of the risks inherent in an emerging business, including the need to provide reliable and effective services, to develop marketing expertise, to generate sales and to raise capital sufficient to fund our growth. In the event that our market declines significantly or fails to grow as anticipated, our business, financial condition and results of operations will likely be materially adversely affected.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operation are based on the Company’s financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-K for the year ended December 31, 2003. As of, and for the three and nine month periods ended September 30, 2004, there have been no material changes or updates to the Company’s critical accounting policies except for the possible outcome and impact of the current Exposure Draft on Stock Compensation.

Results of Operations

Our revenue in the third quarter of 2004 of $5.5 million was approximately the same as the second quarter revenue and was approximately 12% below the revenue realized in the first quarter of 2004. Since our average revenue per nurse remained relatively constant between the quarters, this decline can be attributed in part to a decrease in the number of nurses we had under contract. The decline in the number of nurses is the result of the termination by the Company of a large contract with a hospital group that had a slow payment history. The termination of this one contract resulted in the loss of a number of nurse positions. At December 31, 2003, we partially reserved the outstanding receivables from this hospital group but, ultimately, fully recovered all amounts owed to us by early in the second quarter of 2004. .

During the first nine months of 2004, our selling, general and administrative expense was comprised, primarily, of personnel costs, legal, audit and administrative fees related to being a public company and various other office and administrative expenses. Almost two-thirds of our selling, general and administrative expense is personnel related. Our September 2003 year to date selling, general and administrative expense was only a fraction of that experienced in the same period in 2004 because we were in our development stage in early 2003 and did not have any operations until our first acquisition of an operating entity in August 2003.

Outlook

In the remaining months of 2004, we intend to continue a growth strategy by strengthening the businesses acquired in 2003 and to further expand our operations through acquisitions. We have acquired two additional businesses in the third quarter of this year and have accomplished 50% of our goal of acquiring at least four additional companies in 2004. We are also exploring opportunities in the allied health and home health areas. As we acquire companies, we expect to realize immediate savings in their operations as we integrate them into our operations and as we decrease their general and administrative costs by merging their back office and support operation into ours. We have engaged an independent consulting firm to assist us in identifying acquisition targets that meet general guidelines with regard to revenue, gross profit margin and projected earnings. We have begun the process of contacting the companies that have been so identified and are in various stages of discussions with several companies.

Liquidity and Capital Resources

The Company has a working capital deficit of $3.0 million and incurred a cash flow loss from operations of $2.0 million for the nine months ended September 30, 2004. Operating results and cash flows during the nine months were not sufficient to meet certain loan covenants related to our senior lender at September 30, 2004 and subsequently. The Company has received waivers for these debt covenant violations. Despite these financial challenges, we believe we have made considerable progress in developing additional sources of capital and in achieving profitable operations:

•	Through September 30, 2004, the Company raised over $5 million through the issuance of convertible preferred stock.

•	Through September 30, 2004, the Company paid off or converted $2.2 million of notes payable to selling shareholders, and $740,000 of other subordinated debt was paid off or converted to preferred stock.

•	In October 2004, the Company implemented a restructuring program to reduce its cost structure primarily through workforce and administrative cost reductions. As a result, approximately $125,000 was incurred as a restructuring charge during October 2004.

•	In November 2004, the Company reached agreement on and the Board of Directors approved the terms of the acquisition of a company generating approximately $1.2 million in gross monthly revenues. Management believes this acquisition will improve the Company’s revenue, profitability and cash flows.

•	In November 2004, the Company reached an agreement to convert approximately $2.7 million of Seller Notes and accrued interest to Series B-1 Convertible Preferred Stock.

Although there can be no assurance that all of the above initiatives will be accomplished, some have already been accomplished, and management believes that its plan to succeed relative to the remaining initiatives is reasonable. Collectively, management believes these initiatives, if completed, will allow the Company to generate net income and positive cash flows from operations for the fiscal year 2005. However, if the Company is unable to accomplish these objectives and the business continues to decline, we would be forced to significantly curtail our operations until additional capital could be raised.

Risk Factors

We were formed in November 1997, and commenced operations on August 7, 2003 following our acquisition of Baker Anderson Christie, Inc. Any investment in our Common Stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our Common Stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report including those contained in the section captioned “Management’s Discussion and Analysis of Operations” under Item 2. In such case, the trading price of our Common Stock could decline, and you may lose all or part of the money you paid to buy our Common Stock.

If we fail to raise additional capital in the near future, our business will fail.

We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. Our failure to raise additional capital when needed could cause us to curtail or cease our operations.

We have financed our operations since inception primarily through the private placement of equity and debt securities and loan facilities. Although our management recognizes the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors warrants or other valuable rights to purchase additional interest in our company, or be otherwise unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding. The issuance of additional securities could impose additional restrictions on how we operate and finance our business. In addition, our current debt financing arrangements involve significant interest expense and restrictive covenants that limit our operations.

Our need to raise additional capital in the future could have a dilutive effect on your investment.

We will need to raise additional capital. One possibility for raising additional capital is the public or private sale of our Common Stock or securities convertible into or exercisable for our Common Stock.

If we sell additional shares of our Common Stock, such sales will further dilute the percentage of our equity that our existing stockholders own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the trading prices listed for our Common Stock on the OTC Bulletin Board and it is possible that we will close future private placements involving the issuance of securities at a discount to prevailing trading prices. Depending upon the price per share of securities that we sell in the future, a stockholder’s interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute our calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, future financings may include provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses.

Our credit facility imposes significant expenses and restrictive covenants upon us.

In June 2004 we obtained a $15 million revolving credit facility (the “Revolving Facility”) from Bridge Healthcare Finance, LLC. In August 2004 we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”). Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC.

The Credit Facility involves significant interest expenses and other fees. In addition, except in certain limited circumstances, the Revolving Facility cannot be pre-paid in full without us incurring a significant pre-payment penalty.

The Credit Facility imposes various restrictions on our activities with out the consent of the lenders, including a prohibition on fundamental changes to us or our direct or indirect subsidiaries (including certain consolidations, mergers and sales and transfer of assets, and limitations on our ability or any of our direct or indirect subsidiaries to grant liens upon our property or assets). In addition, under the Credit Facility we must meet certain net worth, earnings and debt service coverage requirements. The Credit Facility includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility may be accelerated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility shall automatically become immediately due and payable.

The expenses and restrictions associated with the Credit Facility have the effect of limiting our operations. In addition, our failure to pay required interest expenses and other fees or to meet restrictions under the Credit Facility would have a material adverse affect on us.

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

We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies. In addition, during 2003 we acquired four businesses and during the first nine months of 2004 we acquired two businesses.

These acquisitions involve numerous risks, including:

• potential loss of clients or key employees of acquired companies;

• difficulties integrating acquired personnel and distinct cultures into our business;

• difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

• diversion of management attention from existing operations; and

• assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could seriously harm our financial condition and results of operations. We may fail to achieve expected efficiencies and synergies. Any acquisition may ultimately have a negative impact on our business and financial condition.

We have had a short operating history.

We were formed in November 1997 and commenced operations on August 7, 2003 with our acquisition of Baker Anderson Christie, Inc. We are subject to all the risks inherent in a new business venture, many of which are beyond our control, including the ability to implement successful operations, lack of capital to finance acquisitions and failure to achieve market acceptance. In addition, we face significant competition from many companies virtually all of which are larger, better financed and have significantly greater market recognition than us.

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

We may become subject to new governmental regulations and oversight, which could adversely affect our ability to continue or expand our business strategy.

Our operations are subject to government regulations which place restrictions on the conduct of our business. It is possible that, in the future, significant new regulations may be legislated. Although we cannot predict the extent of any such future regulations, a possibility exists that future or unforeseen changes may have an adverse impact upon our ability to continue or expand our operations as presently planned.

There is a lack of an active public market for our Common Stock.

The quotation of shares of our Common Stock on the OTC Bulletin Board began on February 24, 2003. There can be no assurances, however, that a market will develop or continue for our Common Stock. Our Common Stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue and is likely to experience significant price fluctuations. In addition, our stock is defined as a “penny stock” under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a “penny stock” includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System (“Nasdaq”) or National Market System (“Nasdaq NMS”) and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. “Penny stocks” are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our Common Stock, and therefore, may adversely affect the ability of our stockholders to sell Common Stock in the public market.

If we are unable to attract qualified nurses and healthcare professionals for our healthcare staffing business, our business could be negatively impacted.

We rely significantly on our ability to attract and retain nurses and healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

The temporary staffing industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in obtaining and retaining temporary staffing clients.

The temporary staffing industry is highly competitive and fragmented, with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors include Medical Staffing Network Holdings, Inc., AMN Healthcare Services, Inc., Cross Country, Inc., World Health Alternatives, Inc. and On Assignment, Inc. All of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turns depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our temporary employees. Our ability to attract skilled, experienced temporary professionals is based on our ability to pay competitive wages, to provide competitive benefits, to provide multiple, continuous assignments and thereby increase the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

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

Fluctuations in patient occupancy at our clients’ hospitals and healthcare facilities may adversely affect the demand for our services and therefore the profitability of our business.

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare clients’ facilities. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our clients’ hospitals and healthcare facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

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

State governments have also attempted to control increasing healthcare costs. For example, the state of Massachusetts has recently implemented a regulation that limits the hourly rate payable to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses’ aides. The state of Minnesota has also implemented a statute that limits the amount that nursing agencies may charge nursing homes. Other states have also proposed legislation that would limit the amounts that temporary staffing companies may charge. Any such current or proposed laws could seriously harm our business, revenues and margins.

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

We may be legally liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our healthcare personnel.

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

As of September 30, 2004, we had $16.5 million of unamortized goodwill and other intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At September 30, 2004, goodwill and other intangible assets represented 76% of our total assets.

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

Item 3. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing controls and procedures, and in light of our limited cash resources, it has been necessary for our management to apply its judgment in evaluating the cost-benefit relationship of disclosure controls and procedures.

During its November 2004 review of our disclosure controls and procedures, management became aware of a significant deficiency related to the reporting of stock-based transactions. Specifically, the deficiency arose from the application of accounting principles in connection with the recording of a beneficial conversion premium on the induced conversion of Seller Notes into shares of our Series B-1 Preferred Stock that were issued in August 2004. We have sought to address this deficiency with additional training for key personnel, recruitment of additional key personnel and increased internal review by management and our audit committee throughout each reporting period. We are continuing our efforts to implement appropriate corrective measures in accordance with our resource availability. During this reporting period, the Company has successfully completed a number of transactions with complex accounting treatments and continues to improve the accounting and reporting process.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us is made known to them, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared. However, in light of limitations placed upon us as a result of our limited cash resources, there can be no assurance that additional deficiencies and/or weakness, with respect to our disclosure controls and procedures, will not arise in the future.

There have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected or are likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There is no material litigation currently pending against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the terms of a Loan and Security Agreement — Term Loans (the “Term Loan Agreement”) entered on August 31, 2004 by the Company, Baker Anderson Christine, Inc. (“Baker”), New Age Staffing, Inc. (“New Age”), Nurses Network, Inc. (“Nurses”), PSR Nurses, Ltd. (“PSR, Ltd.”), PSR Nurse Recruiting, Inc. (“PSR Recruiting”), PSR Nurses Holdings Corp. (“PSR Holdings”), CRDE Corp. (“CRDE”), AHHC Acquisition Corporation (“AHHC”), CPS Acquisition Corporation (“CPS”), and Bridge Opportunity Finance, LLC (“BOF”), the Company agreed to issue Common Stock Warrants to BOF for a maximum of 12% of the total capitalization of the Company. It connection with its first draw under the Term Loan Agreement, of approximately $2.7 million, on August 31, 2004, the Company issued a warrant to BOF to purchase 906,758 shares of Common Stock.

On September 25, 2004, MedCap Partners L.P. (“MedCap”) purchased 3,090 shares of Series C Convertible Preferred Stock, at a price per share of $60.00, in connection with the terms of a Makewell Agreement entered on August 31, 2004 by the Company, MedCap, Bridge Healthcare Finance, LLC (“BHF”) and BOF. In connection with this purchase, the Company also issued to MedCap warrants to purchase an additional 7,725 shares of Series C for $60.00 per share for five years. The proceeds of this sale were used to pay down the amount outstanding under the Loan and Security Agreement — Revolving Loans, entered June 16, 2004 by the Company, Baker, New Age, Nurses, PSR, Ltd., PSR Recruiting, PSR Holdings, and Bridge Healthcare Finance, LLC.

The shares of Series C Preferred Stock and warrants to purchase shares of Series C Preferred Stock and Common Stock, respectively, were issued pursuant to an exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

As of the date of this quarterly report on Form 10-QSB, our audit committee has only two members, and we do not have an audit committee financial expert (as defined in Item 401(e) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended) serving on our audit committee. Mr. C. Fred Toney, who had previously been designated by our Board of Directors as the audit committee financial expert, resigned from our audit committee on November 1, 2004 in order for the Company to comply with regulations. Our Board of Directors has not yet designated a replacement audit committee financial expert.

Effective as of November 15, 2004 we appointed James J. TerBeest as Chief Financial Officer. Mr. TerBeest takes over the position from Vicki L. Smith who assumed the role on an interim basis in September 2004. Ms. Smith returned to her duties as Vice President of Finance with a principal focus on executing the Company’s merger and acquisition efforts.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.		Description
2.1	(1)	Agreement and Plan of Reorganization, dated as of August 26, 2004, by and among Crdentia Corp., CRDE Corp., AHHC Acquisition Corporation, Arizona Home Health Care/Private Duty, Inc. and the shareholders of Arizona Home Health Care/Private Duty, Inc.

3.1	(2)	Restated Certificate of Incorporation.

3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3	(4)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4	(5)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.5	(6)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.3	(7)	Restated Bylaws.

3.4	(8)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.5	(9)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.6	(10)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.7	(11)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.8	(12)	Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

Exhibit No.	Description
3.9(13)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

3.10(14)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

3.11(15)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

4.1(16)	Registration Rights Agreement dated August 9, 2004 by and among Crdentia Corp. and the investors listed on Schedule A thereto.

4.2(17)	Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among Crdentia Corp. and the investors listed on Schedule A thereto.

4.3(18)	Form of Warrant to Purchase Shares of Series C Preferred Stock of Crdentia Corp. granted to the holders listed on Schedule A thereto.

4.4(19)	Form of Warrant to Purchase Shares of Series B-1 Preferred Stock of Crdentia Corp. granted to MedCap Partners L.P.

4.5(20)	Warrant Agreement dated August 31, 2004 by and among Crdentia Corp. and Bridge Opportunity Finance, LLC.

4.6(21)	Form of Warrant to Purchase Shares of Common Stock of Crdentia Corp., granted to Bridge Opportunity Finance, LLC.

10.1(22)	Loan and Security Agreement dated August 31, 2004 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., AHHC Acquisition Corporation, CPS Acquisition Corporation and Bridge Opportunity Finance, LLC.

10.2(23)#	Executive Employment Agreement, dated as of August 31, 2004 by and between Crdentia Corp. and William C. Crocker.

10.3#	Notice of Stock Option Award and Stock Option Award Agreement dated August 3, 2004 by and between Crdentia Corp. and James D. Durham.

10.4#	Notice of Stock Option Award and Stock Option Award Agreement dated August 3, 2004 by and between Crdentia Corp. and Pamela Atherton.

10.5(24)	Separation Agreement and General Release by and between Crdentia Corp. and William S. Leftwich, dated September 15, 2004.

10.6(25)	Makewell Agreement dated August 31, 2004 by and between Crdentia Corp., MedCap Partners L.P., Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC.

Exhibit No.	Description
10.7	Amendment to Convertible Subordinated Promissory Note by and between Crdentia Corp. and The DeLuca Trust, Joseph M. DeLuca Trustee, dated January 7, 2000, dated September 2, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#          Indicates management contract or compensatory plan.

(1)	Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

(3)	Previously filed as Exhibit 3.2 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4.1 to the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.

(5)	Previously filed as Exhibit 4.2 to the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.

(6)	Previously filed as Exhibit 4.3 to the Form 8-K/A filed with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.

(7)	Previously filed as Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

(8)	Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.

(9)	Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on February 20, 2004 and incorporated herein by reference.

(10)	Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on June 22, 2004 and incorporated herein by reference.

(11)	Previously filed as Exhibit 4.1 to the Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2004 and incorporated herein by reference.

(12)	Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on August 24, 2004 and incorporated herein by reference.

(13)	Previously filed as Exhibit 4.1 to the Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2004 and incorporated herein by reference.

(14)	Previously filed as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(15)	Previously filed as Exhibit 4.1 to the Form 8-K/A filed with the Securities and Exchange Commission on October 10, 2004 and incorporated herein by reference.

(16)	Previously filed as Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on August 24, 2004 and incorporated herein by reference.

(17)	Previously filed as Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(18)	Previously filed as Exhibit 4.3 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(19)	Previously filed as Exhibit 4.4 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(20)	Previously filed as Exhibit 4.5 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(21)	Previously filed as Exhibit 4.6 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(24)	Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2004 and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 25, 2004 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	By:	/s/ James D. Durham

James D. Durham
Chairman and Chief Executive Officer

Date: November 15, 2004	By:	/s/ James J. TerBeest

James J. TerBeest
Chief Financial Officer