Form 10KSB
period 2004-12-31
CRDENTIA CORP
filed 2005-03-31
CIK 1073857

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-31152

                                 CRDENTIA CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                    76-0585701
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

              14114 DALLAS PARKWAY, SUITE 600, DALLAS, TEXAS   75254
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)            (Zip Code)

                                  (972)850-0780
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
    Title of class:                   Name of each exchange on which registered:
    Common Stock, $.0001 par value    None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant had revenues for its most recent fiscal year of $23,018,389.

Indicate the number of shares outstanding of each issuer's classes of Common Stock, as of the latest practicable date. At March 16, 2005, 13,126,477 shares of Common Stock, $.0001 par value, were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on March 16, 2005, was $13,855,138.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end, December 31, 2004 and incorporated by reference into Part III of this Report.

                                 CRDENTIA CORP.
                                   FORM 10-KSB
                                DECEMBER 31, 2004


                                TABLE OF CONTENTS

PART I

        ITEM 1.       Description of Business                                           1
        ITEM 2.       Description of Property                                          14
        ITEM 3.       Legal Proceedings                                                14
        ITEM 4.       Submission of Matters to a Vote of Security Holders              14

PART II

        ITEM 5.       Market for Equity and Related Stockholder Matters                15
        ITEM 6.       Management's Discussion and Analysis or Plan of Operation        16
        ITEM 7.       Financial Statements                                             22
        ITEM 8.       Changes in and Disagreements with Accountants                    23
        ITEM 8A.      Controls and Procedures                                          23

PART III

        ITEM 9.       Directors and Executive Officers of the Registrant               24
        ITEM 10.      Executive Compensation                                           24
        ITEM 11.      Security Ownership of Certain Beneficial Owners and Management   24
        ITEM 12.      Certain Relationships and Related Transactions                   24
        ITEM 13.      Exhibits, Lists and Reports on Form 8-K                          24
        ITEM 14.      Principal Accountant Fees and Services                           31



PART F/S

        Financial Statements                                                        F-1 to F-42

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

      At the beginning of the reporting period covered by this report, we were a development stage company with no commercial operations. We did not have any revenue in 2002 and did not have any revenue in 2003 until we completed our first acquisition in August 2003. During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two additional companies. As a result, we are now providing temporary healthcare workers in 20 states and have contracts with approximately 136 healthcare facilities. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

      In August 2003, we completed our acquisition of Baker Anderson Christie, Inc., a California corporation, which operated a healthcare staffing business in Northern California. The transaction, for which we paid 160,000 shares of our common stock, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated June 19, 2003, as amended on July 31, 2003.

      In September 2003, we completed our acquisition of New Age Staffing, Inc., a Delaware corporation, which operated healthcare staffing operations in Louisiana, Alabama and Tennessee. The transaction, for which we paid 2,294,871 shares of our common stock, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated September 15, 2003. This acquisition provided us entry into the area of travel nursing and resulted in our first significant revenue.

      In October 2003, we completed our acquisition of Nurses Network, Inc, a California corporation, which operated a healthcare staffing operation in Northern California. The transaction, for which we paid 39,361 shares of our common stock, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated July 16, 2003, as amended on September 9, 2003.

      In December 2003, we completed our acquisition of PSR Nurse Recruiting, Inc., a Texas corporation, and PSR Nurses Holdings Corp., a Texas corporation, which hold the limited partner and general partner interests in PSR Nurses, Ltd., which operated a healthcare staffing business in Texas. The transactions, for which we paid 1,139,595 shares of our common stock, were consummated pursuant to the terms of the Agreement and Plan of Reorganization dated November 4, 2003. This acquisition expanded our presence in travel nursing and provided us with a complete back-office operation.

      In August 2004, we purchased Care Pros Staffing, Inc., a Texas corporation which operated a per diem nurse staffing business in Texas. The transaction, for which we paid $275,000 in cash, $275,000 in notes payable and $39,706 of net acquisition costs, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated August 13, 2004.

      In August 2004, we purchased Arizona Home Health Care/Private Duty, Inc., an Arizona corporation which operated per diem and home health care staffing businesses in Arizona. The transaction, for which we paid $3,900,000 in cash, 200,000 shares of our stock, and $77,154 of net acquisition costs was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated August 31, 2004.

      We were incorporated under the laws of the State of Delaware on November 10, 1997 under the name of Digivision International, Ltd. Our name was changed to Lifen, Inc. on June 22, 2000 and to Crdentia Corp. on May 28, 2003. Our principal executive offices are located at 14114 Dallas Parkway, Suite 600, Dallas, Texas 75254 and our telephone number is 972/850-0780.

      We have put in place a plan to seek Joint Commission on Accreditation of Healthcare Organizations (JCAHO) certification for all of our staffing offices. We anticipate that those surveys will be held in late 2005 and early 2006. Although certification is not required by any of our current customers, we feel that attaining certification in each of our offices will demonstrate our commitment to quality and demonstrate best practices in client service, employee credentialing, and over all monitoring of quality outcomes.

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

      o Travel nurse staffing involves placement of registered nurses on a contracted, fixed-term basis. Assignments may range from several weeks to one year, but are typically 13 weeks long and involve temporary relocation to the geographic area of the assignment. The staffing company generally is responsible for providing travel nurses with customary employment benefits and for coordinating and providing travel and housing arrangements.

      o Per diem staffing involves placement of locally based healthcare professionals on very short-term assignments, often for daily shift work, with little advance notice of assignments by the client.

Supply and Demand Factors

      Beginning in the mid-1990s, changes in the healthcare industry prompted a fundamental shift in staffing models that led to an increased usage of temporary staffing at hospitals and other healthcare facilities. We believe that these changes in the healthcare industry will continue over the long-term because of the following factors:

      Shortage of Nurses. Notwithstanding the recent two-year increase in the nurse workforce, the nursing shortage is expected to grow over the coming decades. The nursing workforce is projected to shrink to 2.2 million by 2020, yet the latest government forecast reflects that 2.8 million full-time equivalent RNs will be required by 2020. A U.S. Bureau of Labor Statistics report (February 2004) stated that, for the first time, nurses represented the largest projected 10-year job growth occupation, putting the demand for RNs at
2.9 million in 2012, up from 2.3 million in 2002. A study by the U.S. Department of Health and Human Services (July 2002) estimated there will be a 20% shortage of nurses by 2015 and 29% by 2020 that equates to a vacancy of 810,000 RNs. A similar report in 2002 to Joint Commission on Accreditation of Healthcare Organizations (JCAHO) quantified this shortage to be at least 400,000 fewer nurses available to provide care than will be needed by 2020. Meanwhile, the current national nurse vacancy rate is estimated to be approximately 7%. A year earlier, the vacancy rate was 13.9% according to a survey conducted by Bernard Hodes Group. The 2004 Health Affairs study, however, stated that despite the recent increase in nurses in the workforce, there is no empirical evidence that the nursing shortage has ended, citing a national survey of RNs and physicians conducted in 2004 which found that a majority of RNs (82%) and doctors (81%) perceived shortages of RNs in the hospitals where they worked or admitted most of their patients. Further, the national shortage of RNs is not evenly distributed across the country. The 2003 Nursing Shortage Update by Fitch, Inc. (Fitch) estimates that thirty states are currently experiencing a shortage, and by 2020, 44 states and the District of Columbia are projected to have shortages.

Several factors have contributed to the decline in the supply of nurses:

      o The nurse pool is getting older and approaching retirement age. Several factors contribute to the aging of the registered nurse workforce: (1) the decline in number of nursing school graduates,
            (2) the higher age of recent graduates, and (3) the aging of the existing pool of licensed nurses. The largest source of new registered nurses, associate-degreed nurses, are on average 33 years old when they graduate , which is considerably older than in 1980 when the average age was 28. The JCAHO report outlined the average age of a working registered nurse at 43.3 and increasing at a rate more than twice that of other workforces in this country. By the year 2010, it is projected that the average age of working registered nurses will be 50.

      o Approximately 60% of nurses work in hospitals. Many registered nurses are leaving the hospital workforce through retirement, death or by choosing careers outside of acute care hospitals or in professions other than direct patient care. There are currently more than 500,000 licensed nurses not employed in nursing. Generally, the primary reasons nurses leave patient care, besides retirement, is to seek a job that is less stressful and less physically demanding, to seek more regular hours and more compensation.

      o Enrollment levels in nursing schools declined in the last half of the 1990s, resulting in 26% fewer registered nurse graduates in 2000 than in 1995. Similarly, the number of domestically educated candidates taking the registered nurse licensing examination (NCLEX) for the first time has declined at an average of 5.5% for each of the past six years, as reported by the National Council of State Boards of Nursing, Inc.

      o There is an increasing shortage of nursing faculty. As a result of the faculty shortage, nursing schools turned away 5,000 qualified baccalaureate program applicants in 2001.

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

      Increasing Demand for Healthcare Services. There are a number of factors driving an increase in the demand for healthcare services, including:

      o A projected 18% increase in population in the United States between the year 2000 and 2020, resulting in an additional 50 million people who will require health care--19 million of which will be in the 65-and-over age group (according to the July 2002 Report by U.S. Department of Health and Human Services).

      o The aging of America. Baby boomers are just entering the 55 to 64 age group, where inpatient days per thousand are 58% higher than in the 45 to 54 age group, and 121% higher than in the 35 to 44 age group.

      o Advances in medical technology and healthcare treatment methods that attract a greater number of patients with complex medical conditions requiring higher intensity of care.

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

Business Overview

      We are primarily a provider of healthcare staffing services to hospitals and other healthcare facilities throughout the United States. The majority of our assignments are at acute care hospitals in major metropolitan areas. In 2004, approximately 58% (61% in 2003) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. In 2004, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities. While per diem services provided less than 29% of our revenue in 2004 (11% in 2003), we believe this market presents a significant growth opportunity. The balance of our revenue in 2004 and 2003 came from providing clinical management and staffing to healthcare facilities and private duty home care. We anticipate there are growth opportunities in these areas as well and intend to pursue such opportunities as they arise.

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

Growth Strategy

      Our goal is to expand our position within the temporary healthcare staffing sector in the United States. The key components of our business strategy include:

      o Expanding Our Network of Qualified Temporary Healthcare Professionals. Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified temporary healthcare professionals. We have a staff of professional recruiters who establish contact with qualified healthcare professionals by phone, by email and through the internet. Our best source, however, is by referrals from satisfied healthcare professionals already associated with our company.

      o Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our relationships with our hospital and healthcare facility clients, and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing who can fulfill the quantity and quality of their staffing needs and help them develop strategies for the most cost-effective staffing methods. We believe we are well positioned to offer our hospital and healthcare facility clients effective solutions to meet their staffing needs.

      o Increasing Our Market Presence in the Per Diem Staffing Market. We intend to expand our per diem services to the acute care hospital market by opening or acquiring new per diem staffing offices in selected markets. While we have not historically had a significant presence in per diem staffing services, we believe that this market presents a substantial growth opportunity.

      o     Acquiring   Complementary   Businesses.   We  continually   evaluate
            opportunities to acquire complementary businesses to strengthen and broaden our market presence and suite of products.

      o Expanding Service Offerings Through New Staffing Solutions. In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to explore new service offerings. In addition, we believe there are opportunities for growth in allied health (technicians and therapists) and we have begun to pursue new initiatives in this area as well.

Competition

      The healthcare staffing industry is highly competitive, with low barriers to entry. We compete with both national firms as well as local and regional firms to attract nurses and other healthcare professionals and to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of service and expertise, the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to a temporary healthcare professional while they are on an assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with requisite skills, the quality, scope and price of our services, our recruitment expertise and the geographic reach of our services. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

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

Regulatory Issues

      The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals, and additional federal legislation has been introduced in 2005. Our business, however, is not generally impacted because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients.

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

Employees

At December 31, 2004, we employed 54 full-time employees, including corporate office and field office employees. During the year ended December 31, 2004, we employed approximately 544 temporary healthcare professionals. None of our employees, including our temporary healthcare professionals, are represented by a labor union. We believe we have excellent relations with our employees.

Available Information

      We file reports with the Securities and Exchange Commission (SEC). We make available on our website under "investor relations," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.crdentia.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Forward Looking Statements

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding our expectations, hopes, beliefs or intentions regarding the future, including but not limited to statements regarding our market, strategy, competition, development plans (including acquisitions and expansion), availability of temporary professionals, financing, revenue, operations, and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward- looking statement. Market data used throughout this report, including information relating to our relative position in the independent staffing industry, is based on published third party reports or the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information.

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

We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. Our failure to raise additional capital when needed could cause us to cease our operations.

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

We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies. In addition, during 2003 we acquired four businesses and during 2004 we acquired two businesses.

These acquisitions involve numerous risks, including:

     o      potential loss of revenues following the acquisition;

      o     potential loss of key employees or clients of acquired companies;

      o difficulties integrating acquired personnel and distinct cultures into our business;

      o difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

      o     diversion of management attention from existing operations; and

      o assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

Our  Series  C  Convertible  Preferred  Stock  has  a  significant   liquidation
preference.

As of March 28, 2005, we had (i) 52,501 shares of Series C Preferred Stock outstanding and (ii) warrants (the "Warrants") to purchase 254,597 shares of Series C Preferred Stock outstanding. We anticipate selling additional shares of Series C Preferred Stock and issuing additional warrants to purchase shares of Series C Preferred Stock. Each share of Series C Preferred stock is convertible into one hundred (100) shares of our common Stock. In the event of any liquidation or winding up of our company, the holders of the Series C Preferred Stock will be entitled to receive, in preference to the holders of our other equity securities, an amount equal to five times the original purchase price per share, or $300.00 per share, plus any dividends declared on the Series C Convertible Preferred Stock but not paid. Assuming the exercise of all outstanding Warrants, upon a liquidation or winding up of our company the holders of our Series C Preferred Stock would be entitled to receive approximately $92,000,000 prior to the payment of any amounts to the holders of our other equity securities. As a result, upon a liquidation or winding up of the Company, there may not be sufficient proceeds, following the payment of the Series C liquidation preference described above, to make any distribution to the holders of our other equity securities.

Our need to raise additional capital in the future could have a dilutive effect on your investment.

There is a lack of an active public market for our Common Stock, and the trading price of our common stock is subject to volatility.

The quotation of shares of our Common Stock on the OTC Bulletin Board began on February 24, 2003. There can be no assurances, however, that a market will develop or continue for our Common Stock. Our Common Stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue and is likely to experience significant price fluctuations. In addition, our stock may be defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our Common Stock, and therefore, may adversely affect the ability of our stockholders to sell Common Stock in the public market.

The trading price of our common stock is likely to be subject to wide fluctuation. Factors affection the trading price of our common stock may include:

      o     variations in our financial results.

      o announcements of innovations, new solutions, strategic alliance or significant agreement by us or by our competitors.

      o     recruitment or departure of key personnel

      o changes in estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock.

      o market conditions in our industry, the industries of our customers and the economy as a whole.

      o sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock will be sold, by our existing stockholders in the public market.

We will need to raise additional capital. One possibility for raising additional capital is the public or private sale of our Common Stock or securities convertible into or exercisable for our Common Stock.

If we sell additional shares of our Common Stock, such sales will further dilute the percentage of our equity that our existing stockholders own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the trading prices listed for our Common Stock on the OTC Bulletin Board and it is possible that we will close future private placements involving the issuance of securities at a discount to prevailing trading prices. Depending upon the price per share of securities that we sell in the future, a stockholder's interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute our calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities. In addition, future financings may include provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses.

Our credit facility imposes significant expenses and restrictive covenants upon us.

In June 2004 we obtained a $15 million revolving credit facility which was reduced in 2005 to $10 million,(the "Revolving Facility") from Bridge Healthcare Finance, LLC. In August 2004 we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC (the "Term Facility" and together with the Revolving Facility, the "Credit Facility"). Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC.

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

MedCap Partners L.P. controls a majority of our outstanding capital stock, and this may delay or prevent change of control of our company or adversely affect our stock price.

MedCap Partners L.P. controls approximately 56% of our outstanding capital stock, on an as-converted basis. As a result, MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. C. Fred Toney, a member or our Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.

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

The temporary staffing industry is highly competitive and fragmented, with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network Holdings, Inc. and On Assignment, Inc. All of these companies have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients' requirements and the skills and experience of our temporary employees. Our ability to attract skilled, experienced temporary professionals is based on our ability to pay competitive wages, to provide competitive benefits, to provide multiple, continuous assignments and thereby increase the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

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

In addition, improper actions by our emploees and other service providers may subject us to regulatory and litigation risk.

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

As of December 31, 2004, we had $14.6 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2004, goodwill and other intangible assets represented 74 % of our total assets.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142. Although it does not affect our cash flow, an impairment charge of goodwill to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected.

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

ITEM 2. PROPERTY

      We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. We currently lease office space in 10 locations, as identified in the chart below:

 LOCATION                                                            SQUARE FEET
 --------                                                            -----------
 Dallas, Texas (corporate headquarters and staffing administration)    16,522
 San Francisco, California (staffing administration)                    1,500
 Birmingham, Alabama (staffing administration)                          1,875
 New Orleans, Louisiana (unoccupied)                                    2,276
 Nashville, Tennessee (subleased)                                       1,170
 McKinney, Texas (staffing administration)                                550
 Temple, Texas (staffing administration)                                  346
 Phoenix, Arizona (staffing administration)                             1,534
 Tucson, Arizona (staffing administration)                              1,039
 Orlando, Florida                                                         375
                                                                       ------
 TOTAL                                                                 27,187
                                                                       ======


ITEM 3. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

      On June 3, 2003, our common stock began quotation on the OTC Bulletin Board under the symbol "CRNC". In connection with a 1-for-3 reverse split of our common stock (the "Reverse Split"), on June 29, 2004 our symbol was changed to "CRDE". There currently is a very limited public market for our common stock and no assurance can be given that a large public market will develop in the future. The trading market for the common stock is extremely thin. In view of the lack of an organized or established trading market for the common stock and the extreme thinness of whatever trading market may exist, the prices reflected on the chart as reported on the OTC Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in the common stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

      The following table sets forth the high and low bid price for our common stock for each quarter for the period from inception of trading on June 3, 2003 through December 31, 2004, as quoted on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All per share prices have been restated as though the Reverse Split had been in effect for all periods presented.

                                                       HIGH         LOW
                                                       ----         ---
    YEAR ENDED DECEMBER 31, 2003
    ----------------------------
    Quarter ended June 30, 2003                       $15.30      $15.00
    Quarter ended September 30, 2003                  $15.15      $14.25
    Quarter ended December 31, 2003                   $15.90       $6.00


                                                       HIGH         LOW
                                                       ----         ---
    YEAR ENDED DECEMBER 31, 2004
    ----------------------------
    Quarter ended March 31, 2004                      $13.35       $3.60
    Quarter ended June 30, 2004                        $5.25       $2.40
    Quarter ended September 30, 2004                   $4.25       $2.97
    Quarter ended December 31, 2004                    $4.50       $2.40

      As of the date of this report, there were approximately 183 record holders of our common stock. Since inception, we have not paid and do not expect to pay any dividends on our shares of common stock for the foreseeable future as all earnings will be retained for use in the business.

      During the fiscal year ended December 31, 2004, we issued and sold the following unregistered securities (not otherwise reported in a quarterly report on Form 10-QSB or a current report on Form 8-K):

      o On September 25, 2004, we issued (i) 3,090 shares of Series C Preferred Stock and (ii) a warrant to purchase 7,725 shares of Series C Preferred Stock to MedCap Partners L.P.;

      o On October 12, 2004, we issued 1,250 shares of Series C Preferred Stock to MedCap Partners L.P.;

      o On October 18, 2004, we issued (i) 5,000 shares of Series C Preferred Stock and (ii) a warrant to purchase 65,685 shares of Series C Preferred Stock to MedCap Partners L.P.;

      o On October 25, 2004, we issued (i) 1,417 shares of Series C Preferred Stock and (ii) a warrant to purchase 17,712 shares of Series C Preferred Stock to MedCap Partners L.P.; and

      o On November 3, 2004, we issued (i) 5,910 shares of Series C Preferred Stock and (ii) a warrant to purchase 73,875 shares of Series C Preferred Stock to MedCap Partners L.P.

The issuances of the shares of Series C Preferred Stock and the warrants to purchase shares of Series C Preferred Stock were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

      At the beginning of the reporting period covered by this report, we were a development stage company with no commercial operations. We did not have any revenue in 2003 until we completed our first acquisition in August 2003. During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two additional companies. As a result, at December 31, 2004 we are providing temporary healthcare workers in 20 states and have contracts with approximately 136 healthcare facilities. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

      The companies we acquired in 2003 -- Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd. -- provide the foundation for our continued growth. During 2003 we began operating the acquired companies, combining the various back offices and support staff into a central location and began streamlining the operations. We continued our acquisition program in 2004 and acquired Care Pros Staffing, Inc. and Arizona Home Health Care/Private Duty, Inc.

      We have achieved a number of significant successes during 2003, 2004 and the first quarter of 2005:

      o We have raised over $14 million through issuance of convertible preferred stock and over $3 million in debt financing, net of debt issuance costs.

      o We have acquired four companies in 2003, two companies in 2004, and two companies in the first quarter of 2005.

      o We have integrated our acquisitions into our operating, financial planning and financial reporting systems.

      o We have reorganized our travel business in 2004 to eliminate redundancies and to eliminate over $1.5 million in costs on an annual basis.

      o We have converted debt to convertible preferred stock and convertible preferred stock to common stock with an ultimate benefit of eliminating certain debt service costs and increasing stockholders' equity.

      In addition to noteworthy successes, the following are a number of challenges and management's anticipated plan as to how these challenges may be addressed:


               CHALLENGES                           MANAGEMENT'S PLAN
               ----------                           ------------------------

We have experienced a decline in revenue    We are hiring experienced management and
in our travel business, and travel nurse    business   development    personnel   to
assignments  related to one  significant    complement  existing  management  in our
customer group  representing over 16% of    efforts to grow the travel business.  We
our revenue  have not been  renewed.  We    also seek to acquire  additional  travel
need to find ways to attract  and retain    business  as  part  of  our  acquisition
hospital clients.                           program  and  will  use  the  management
                                            talent   from  these   acquisitions   to
                                            explore  new ways to expand  the  travel
                                            business  and  to  gain  access  to  new
                                            clients.

Access to international  nurses has been    For the near future,  we intend to focus
limited     following     the    Federal    our  attention  on  domestic  nurses and
Government's overhaul of the immigration    enhance our recruitment efforts relative
system.  We expect  annual limits on the    to domestic nurses.
immigration    of   workers   from   the
Philippines,  China,  and  India  to the
Unites States in the next two years.


We have not  maintained  targeted  gross    We  intend  to  install  new   operating
profit levels of 23% to 24%.                software    to   assist   us   in   more
                                            effectively  managing  gross  profits by
                                            nurse  and by  healthcare  facility.  We
                                            also   intend   to   vigorously   manage
                                            professional  liability insurance costs,
                                            workers  compensation  insurance  costs,
                                            and housing and travel costs  related to
                                            the travel nurse business.

We need  to  continue  to  find  ways to    In    addition    to    keeping    nurse
attract and retain quality nurses.          compensation    competitive,    we   are
                                            implementing a stock  ownership  program
                                            for  nurses  as  an  innovative  way  to
                                            attract and retain nurses.

We need to overcome  corporate  overhead    We   intend   to  make  at  least   five
costs that are  disproportionately  high    acquisitions  in  2005 to  enable  us to
relative  to  our  revenue  base.  Costs    spread  corporate  overhead costs over a
related to SEC reporting and  compliance    much larger volume of business.  We also
with  Sarbanes-Oxley  are  high,  and we    have  undertaken an  exhaustive  expense
expect  costs to  increase  as we comply    cutting program to ensure that corporate
with new rules applicable in the future.    costs are minimized.

We need to  continue  to raise  money to    We are forecasting that the acquisitions
fund acquisitions.                          in the first quarter of 2005 will permit
                                            us to achieve  positive  operating  cash
                                            flow in the third and fourth quarters of
                                            2005,   making   it   easier   to  raise
                                            additional money.

We  need to  continue  to  identify  and    We   have  a   considerable   depth   of
acquire quality acquisition targets.        management and  considerable  experience
                                            in  locating  and  qualifying  excellent
                                            acquisition  candidates.  We  intend  to
                                            continue our efforts in this area.

We have not complied with loan covenants    We have an agreement  with our lender to
relative to our revolving line of credit    revise  financial  loan covenants in the
and term loan facilities.                   near future to make covenant  compliance
                                            achievable.

Our    credit     facilities     require    We  have   reduced  the  amount  of  our
significant interest payments.              revolving  line of credit  facility from
                                            $15  million to $10 million to enable us
                                            to reduce  unused  line fees.  This will
                                            reduce the  effective  interest  rate by
                                            several percentage points.

We   have  a   significant   number   of    We expect to submit our  application  to
fully-diluted  shares and a low  trading    the  American   Stock  Exchange  in  the
volume in our stock.                        second  quarter  of  2005 to  provide  a
                                            better  forum  for  the  trading  of our
                                            stock.

Our Convertible Series C Preferred Stock    We have two  options  to  address  this
has    a     significant     liquidation    situation.  This liquidation preference
preference in excess of $92 million.        will  cease   to  exist  only if we can
                                            successfully    consummate   a   public
                                            offering  of  at least $25  million  or
                                            obtain  the  consent  of a majority  of
                                            our  Series C Preferred  stock  holders
                                            to  convert to common.


LIQUIDITY AND CAPITAL RESOURCES

      During the next twelve months, we intend to continue growing the businesses acquired in 2003 and 2004 and to further expand our operations through acquisitions. Our goal is to acquire at least five additional companies in 2005, generally in the areas of travel nursing, per diem staffing and private duty home care. As we acquire companies, we expect to realize immediate savings in their operations as we integrate them into our operations and as we decrease their general and administrative costs by merging their back office and support operation into ours.

      Although we ended 2004 with a working capital deficit of $5.3 million, we were able to secure additional funding during 2004 (approximately $3 million from borrowings and $6 million from the sale of convertible preferred stock) to finance our operations as we continued to execute our business plan to acquire and grow companies involved in healthcare staffing. In 2003 the cash flow generated by our operations was not sufficient to fund our operations and was supplemented by $910,000 of convertible debt raised in September through December 2003 and by $1.75 million of convertible preferred stock sold in December 2003.

      In June 2004, we obtained a $15 million revolving line of credit facility from Bridge Healthcare Finance, LLC (reduced to $10 million in March 2005). In August 2004, we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC. Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC. We have $2,521,598 outstanding at December 31, 2004 under our revolving line of credit facility and $2,697,802 of face amount (after adding back the discount) of term loan outstanding. Agreements for both the revolving line of credit facility and the term loan facility contain financial covenants for the maintenance of minimum net worth, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At December 31, 2004, we were out of compliance with financial covenants in both agreements, for which waivers were received from the lenders. Until such time as we demonstrate an ability to comply with the financial covenants of these agreements, the outstanding balance will be classified as a current liability on our balance sheet. Because of the defaults, our lenders can, among other things, demand payment of all amounts owed and increase interest rates on our debt.

      In March 2005 our majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.5 million to us. The infusion of $6.5 million enabled us to acquire additional companies and to retire some debt and, based on our projections, we will generate cash flow from operations in 2005 sufficient to service our debt and to pursue a plan to reach cash flow break even in 2005. If we are unsuccessful in executing this plan, we would be compelled to raise additional funds or to pursue other strategic options.

      While we believe we will be successful in raising additional capital for acquisitions in addition to those closed in March 2005, there is no assurance that we will be able to raise the amount of capital required to meet our objectives. If additional capital is not readily available, we will be forced to scale back our acquisition activities and our operations until our income exceeds our expenses. This would result in an overall slowdown of our development.

      Our capital commitments for the next twelve months are minimal as our business does not require the purchase of plants, factories, extensive capital equipment or inventory.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT JUDGEMENT

      The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas that require significant judgments, estimates, and assumptions include the assignment of fair values upon acquisition of goodwill and other intangible assets, testing for impairment of long-lived assets and valuation of the stock used to consummate our acquisitions. We use historical experience, qualified independent consultants and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the company's financial statements at any given time.

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

      Accounting for Stock Options

      We have used stock grants and stock options to attract and retain directors and key executives and intend to use stock options in the future to attract, retain and reward employees for long-term service. In 2003 the grant prices were significantly under the publicly traded market value per share of our stock. Therefore, we calculated the intrinsic value of the stock and options granted and recorded non-cash compensation expense for the difference between the grant price and the market value at issuance. In the future, we may issue additional options, at which time we would incur additional non-cash compensation expense.

      Purchase Accounting, Goodwill and Intangible Assets

      All business acquisitions have been accounted for using the purchase method of accounting and, accordingly, the statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at their estimated fair value as determined by management and supported in some cases by an independent third-party valuation. We finalize the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition.

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

RESULTS OF OPERATIONS--2004 COMPARED TO 2003

      The following condensed financial information includes Crdentia Corp. plus the results of operations of all companies acquired from their respective dates of acquisition.


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2004         2003
                                                            ----         ----
                                                              (IN THOUSANDS)

Revenue from services                                     $ 23,018     $  4,712
Direct operating expenses                                   18,251        3,571
                                                          --------     --------
    Gross profit                                             4,767        1,141

Operating expenses:
    Selling, general and administrative expenses             9,517        3,410
    Loss on impairment of intangibles                        1,800           --
    Non-cash stock based compensation                          394       51,638
                                                          --------     --------
Total operating expenses                                    11,711       55,048

Loss from operations                                        (6,944)     (53,907)

Non-cash expense from conversion of debt                   (24,541)          --
Interest expense, net                                       (2,218)        (409)
                                                          --------     --------

Loss before income taxes                                   (33,703)     (54,316)

Income tax expense                                              --           --
                                                          --------     --------

Net loss                                                   (33,703)     (54,316)

Deemed dividends                                            (4,648)      (1,750)
Non-cash preferred stock dividends                          (3,636)          --
                                                          --------     --------
Net loss attributable to common stockholders              $(41,987)    $(56,066)
                                                          ========     ========


      At the beginning of 2003, we were a development stage company with no commercial operations. We pursued our operational plan and acquired four companies in 2003, with our first acquisition in August 2003. We purchased two more companies in August 2004. Below, we discuss operating results for 2004 compared to 2003. However, because of the various purchase dates of our subsidiaries throughout 2003 and 2004 and the inclusion of different periods of operating results for each of our subsidiaries, it is not possible to make meaningful comparisons of revenue and expense categories between 2004 and 2003.

      Revenues in 2004 were $23,018,000 compared to revenues of $4,712,000 in 2003. In 2004, approximately 58% (61% in 2003) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. In 2004, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 29% of our revenue in 2004 (11% in 2003). The balance of our revenue in 2004 and 2003 came from providing clinical management and staffing to healthcare facilities and private duty homecare. During 2004 and 2003, most of our customers were acute care hospitals located throughout the continental United States. For 2004, sales to one customer group, Rhode Island Hospital and Newport Hospital, represented approximately 16.3% of our revenue. In the third quarter of 2004, we experienced a decline in revenue at these facilities and travel nurse assignments have not been renewed to date. Our top ten customers accounted for 48% of revenues in 2004.

      Our overall gross profit margin in 2004 was $4,767,000 or 20.7% of revenues compared to $1,141,000 or 24.2% of revenues in 2003. Our gross margin is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage. Competitive pressures on pricing and higher medical insurance costs, higher workers compensation insurance costs, particularly in our California markets, and higher professional liability costs are reasons for the lower margins in 2004. Also internal management reporting systems need to be improved to provide more timely information on individual nurse margins to enable more effective management of gross profit.

      Our selling, general and administrative costs were $9,517,000 or 41.3% of revenues in 2004 compared to $3,410,000 or 72.4% of revenues in 2003. Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses. Approximately 17.5% or $595,000 of the selling, general and administrative expense in 2003 was incurred when the company was still in its formative stage, prior to the completion of our first acquisition, and 2003 included a long-term bonus to our Chief Executive Officer. We consider the long-term bonus payable to be a one-time event that is unlikely to be repeated.

      Due to the decline in revenue related to the loss of certain customers, including a significant customer relationship, and due to the impact of new immigration regulations limiting access to foreign nurses, we have determined that certain intangibles are impaired. As a result of this analysis, $1,800,000 was recorded as an impairment loss in 2004.

      In 2003, we incurred significant non-cash compensation expense of $51,638,000 primarily from a compensation agreement with our Chairman and Chief Executive Officer, related to our initial acquisitions. For a more extensive explanation of this agreement, see Note 13 to the consolidated financial statements. In the future we intend to use stock options as an incentive to our employees and, therefore, could incur additional non-cash compensation expense. However, we do not believe that such additional expense will be at the level incurred in 2003.

      In 2004, we incurred a significant non-cash expense of $24,541,000 for conversion of debt. For a more extensive discussion of this expense which is classified below loss from operations, see Note 12 to the consolidated financial statements.

      Interest costs increased from $409,000 in 2003 to $2,218,000 in 2004 reflecting higher levels of borrowing to finance acquisitions and working capital needs.

      Deemed dividends were $4,648,000 in 2004 compared to $1,750,000 in 2003. The deemed dividends relate to beneficial conversion features of our convertible preferred stock, and we had greater amounts of convertible stock issued in 2004 compared to 2003.

      The non-cash preferred stock dividends in 2004 related to dividends declared by the Board of Directors on all series of our convertible preferred stock.

ITEM 7. FINANCIAL STATEMENTS

      Audited financial statements for the year ended December 31, 2004 and 2003 are submitted herein as PART F/S on Pages F-1 to F-42.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal period covered by this report.

During the fourth quarter of 2004, internal controls over financial reporting were improved by:

      o     Recruitment of additional key personnel.

      o     Increased internal review by managemet.

      o     Additional training for key personnel.

      o     Commencement of a process to improve management reporting systems.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2005 annual meeting of stockholders.

ITEM 10. EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2005 annual meeting of stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2005 annual meeting of stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2005 annual meeting of stockholders.

ITEM 13. EXHIBITS

(a)   Exhibits

EXHIBIT NO. DESCRIPTION
----------- -----------

2.1(1) Agreement and Plan of Reorganization, dated as of August 26, 2004, by and among Crdentia Corp., CRDE Corp., AHHC Acquisition Corporation, Arizona Home Health Care/Private Duty, Inc. and the shareholders of Arizona Home Health Care/Private Duty, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.2(26) Agreement and Plan of Reorganization, dated as of November 14, 2004, by and among Crdentia Corp., CRDE Corp. and the shareholders of HCI Holding Corporation.

2.3(38) Agreement and Plan of Reorganization, dated as of June 19, 2003, by and among Crdentia Corp., Baker Anderson Christie, Inc., BAC Acquisition Corporation and certain stockholders of Baker Anderson Christie, Inc ("BAC Merger Agreement"). Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.4(39) Amendment No. 1 to the BAC Merger Agreement made and entered into effective as of July 31, 2003.

2.5(40) Agreement and Plan of Reorganization, dated as of July 16, 2003, by and among Crdentia Corp., Nurses Network, Inc., NNI Acquisition Corporation and certain shareholders of Nurses Network, Inc. (the "NNI Merger Agreement"). Certain schedules and exhibits referenced in the NNI Merger Agreement have been omitted in accordance with
            Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.6(41) Agreement and Plan of Reorganization, dated as of September 15, 2003, by and among Crdentia Corp., New Age Staffing, Inc., NAS Acquisition Corporation and the shareholders of New Age Staffing, Inc. (the "NAS Merger Agreement"). Certain schedules and exhibits referenced in the NAS Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.7(42) Amendment No. 1 to the NNI Merger Agreement made and entered into effective as of September 9, 2003.

2.8(43) Agreement and Plan of Reorganization, dated as of November 4, 2003, by and among Crdentia Corp., PSR Acquisition Corporation, PSR Holdings Acquisition Corporation, PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.9 Agreement and Plan of Reorganization, dated as of August 2004, by and among the Company, CRDE Corp., CPS Acquisition Corporation, Care Pros Staffing, Inc. and certain shareholders of Care Pros Staffing, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1(2)      Restated Certificate of Incorporation.

3.2(3)      Certificate of Amendment to Restated Certificate of Incorporation.

3.3(4)      Certificate of Amendment to Restated Certificate of Incorporation.

3.4(5) Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.5(6) Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.3(7)      Restated Bylaws.

3.4(8) Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.5(9) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.6(10) Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.7(11)     Certificate   of  Correction   of   Certificate   of   Designations,
            Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.8(12) Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

3.9(13)     Certificate   of  Correction   of   Certificate   of   Designations,
            Preferences  and Rights of Series B-1  Preferred  Stock of  Crdentia
            Corp.

3.10(14) Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

3.11(15)    Certificate   of  Correction   of   Certificate   of   Designations,
            Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

3.11(36) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Preferred Stock.

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

4.3(18) Form of Warrant to Purchase Shares of Series C Preferred Stock of Crdentia Corp. granted to the holders listed on Schedule A thereto.

4.4(19) Form of Warrant to Purchase Shares of Series B-1 Preferred Stock of Crdentia Corp. granted to MedCap Partners L.P.

4.5(20) Warrant Agreement dated August 31, 2004 by and among Crdentia Corp. and Bridge Opportunity Finance, LLC.

4.6(21) Form of Warrant to Purchase Shares of Common Stock of Crdentia Corp., granted to Bridge Opportunity Finance, LLC.

4.7(27)     Specimen Stock Certificate

4.8(44) Registration Rights Agreement dated September 22, 2003 by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.

4.9(45) Registration Rights Agreement dated December 2, 2003 by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.

4.10 Convertible Subordinated Promissory Note dated September 2, 2003 in the original principal amount of $50,000 made payable to the DeLuca Trust, dated 1/7/00, as amended by Amendment to Convertible Subordinated Promissory Note dated September 2, 2004 and Amendment No. 2 to Convertible Subordinated Promissory Note dated March 2, 2005.

4.11(47) Subordinated Promissory Note dated September 22, 2003 in the principal amount of $1,650,000 made payable by Crdentia Corp. to Nick Liuzza, Jr.

4.12(48) Convertible Subordinated Promissory Note dated December 2, 2003 in the principal amount of $1,200,000 made payable by Crdentia Corp. to Robin Riddle.

4.13(49) Convertible Subordinated Promissory Note dated December 2, 2003 in the principal amount of $2,525,000 made payable by Crdentia Corp. to Professional Staffing Resources, Inc. and Nursing Services Registry of Savannah, Inc.

4.14(50) Convertible Subordinated Promissory Note dated December 2, 2003 in the principal amount of $200,000 made payable by Crdentia Corp. to Professional Staffing Resources, Inc. and Nursing Services Registry of Savannah, Inc.

4.15(51) Variable Rate Installment Note dated August 18, 2003 in the principal amount of $250,000 made payable by Crdentia Corp. to Comerica Bank-California.

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

10.2(23)#   Executive Employment  Agreement,  dated as of August 31, 2004 by and between Crdentia Corp. and William C. Crocker.

10.3(28)#   Notice of Stock Option Award and Stock Option Award  Agreement dated
            August 3, 2004 by and between Crdentia Corp. and James D. Durham.

10.4(29)#   Notice of Stock Option Award and Stock Option Award  Agreement dated
            August 3, 2004 by and between Crdentia Corp. and Pamela Atherton.

10.5(24)#   Separation  Agreement  and General  Release by and between  Crdentia
            Corp. and William S. Leftwich, dated September 15, 2004.

10.6(25) Makewell Agreement dated August 31, 2004 by and between Crdentia Corp., MedCap Partners L.P., Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC.

10.7(30)#   Executive  Employment  Agreement dated March 22, 2004 by and between
            Crdentia Corp. and William S. Leftwich.

10.8(31)#   Notice of Stock Option Award and Stock Option Award  Agreement dated
            April 8, 2004 by and between Crdentia Corp. and William S. Leftwich.

10.9(37)#   Form of Indemnification Agreement

10.10(32)   Stock  Purchase  Agreement  dated May 18, 2004 by and among Crdentia
            Corp., MedCap Partners L.P. and the parties listed on the Schedule of Stockholders attached thereto as Exhibit A.

10.11(33)   Loan  and  Security  Agreement  dated  June  16,  2004 by and  among
            Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc.,
            New Age Staffing,  Inc.,  PSR Nurses,  Ltd.,  PSR Nurse  Recruiting,
            Inc., PSR Nurses Holdings Corp. and Bridge Healthcare Finance, LLC.

10.12# Form of Notice of Stock Option Award and Stock Option Award Agreement under the Crdentia Corp. 2004 Stock Incentive Plan.

10.13(34)   Secured Promissory Note, dated November 29, 2004, issued by Crdentia
            Corp., Baker Anderson Christie,  Inc., Nurses Network, Inc., New Age
            Staffing,  Inc., PSR Nurses,  Ltd., PSR Nurse Recruiting,  Inc., PSR
            Nurses Holdings Corp., CRDE Corp.,  Arizona Home Health Care/Private
            Duty, Inc. and Care Pros Staffing, Inc. to MedCap Partners L.P.

10.14(35)   Security  Agreement,  dated November 29, 2004, by and among Crdentia
            Corp., Baker Anderson Christie,  Inc., Nurses Network, Inc., New Age
            Staffing,  Inc., PSR Nurses,  Ltd., PSR Nurse Recruiting,  Inc., PSR
            Nurses Holdings Corp., CRDE Corp.,  Arizona Home Health Care/Private
            Duty, Inc., Care Pros Staffing, Inc. and MedCap Partners L.P.

10.15 Amended and Restated Loan and Security Agreement - Revolving Loans, dated as of November 30, 2004, between Bridge Healthcare Finance, LLC, as Lender, and Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc., as Borrower.

10.16 First Amendment to Loan and Security Agreement - Term Loan, dated as of November 30, 2004, between Bridge Opportunity Finance, LLC, as Lender, and Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc., as Borrower.

10.17(52)   Agreement to Purchase Accounts and Security Agreement dated February
            8, 2002 between New Age Staffing, Inc. and Katz Factoring, Inc.

10.18(53)   Amendment to Agreement to Purchase Accounts and Security  Agreement,
            dated  effective  as of August 8, 2003,  made by and between New Age
            Staffing, Inc. and Katz Factoring, Inc.

10.19(54)#  Executive  Employment  Agreement  dated  December  22,  2003  by and between Crdentia Corp. and Pamela Atherton.

10.20(55)#  Notice of Stock Option Award and Stock Option Award  Agreement dated
            December 22, 2003 by and between Crdentia Corp. and Pamela Atherton.

10.21(56)#  Notice of Stock Option Award dated  December 31, 2003 by and between
            Crdentia Corp. and James Durham.

10.22(57)#  Stock Option Plan and Award Agreement dated December 31, 2003 by and between Crdentia Corp. and James Durham.

10.23(58)#  Bonus and Other  Agreement  dated  December  31, 2003 by and between
            Crdentia Corp. and James Durham.

10.24(59)   Commercial  Receivables Sale Agreement dated November 8, 2001 by and between Alamo Capital Corporation and PSR Nurses, Ltd.

10.25(60)   Office Lease  Agreement  dated February 1, 2002 by and between Merit
            99 Office Portfolio, L.P. and PSR Nurses, Ltd.

10.26(61)#  Notice of Stock Option Award and Stock Option Award  Agreement dated
            December  16,  2003 by and  between  Crdentia  Corp.  and  Thomas H.
            Herman.

10.27(62)#  Notice of Stock Option Award and Stock Option Award  Agreement dated
            December 16, 2003 by and between Crdentia Corp. and C. Fred Toney.

21.1        List of Subsidiaries of Crdentia Corp.

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

---------------------------------------------------------

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

(26) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on November 15, 2004.

(27) Previously filed as Exhibit 4.0 to the Form 10-QSB filed with the Securities and Exchange Commission on May 5, 2003.

(28) Previously filed as Exhibit 10.3 to the Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

(29) Previously filed as Exhibit 10.4 to the Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

(30) Previously filed as Exhibit 10.1 to the Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.

(31) Previously filed as Exhibit 10.2 to the Form 10-QSB filed with the Securities and Exchange Commission on May 17, 2004.

(32) Previously filed as Exhibit 10.1 to the Form 10-QSB/A filed with the Securities and Exchange Commission on September 9, 2004.

(33) Previously filed as Exhibit 10.2 to the Form 10-QSB/A filed with the Securities and Exchange Commission on September 9, 2004.

(34) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 3, 2004.

(35) Previously filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on December 3, 2004.

(36) Previously filed as Exhibit 3.11 to the Form 8-K filed with the Securities and Exchange Commission on March 21, 2004.

(37) Previously filed as Exhibit 10.4 to the form 10-QSB/A filed with the Securities and Exchange Commission on September 9, 2004.

(38) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.

(39) Previously filed as Exhibit 2.3 to the Form 10-QSB filed with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

(40) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on July 18, 2003 and incorporated herein by reference.

(41) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2003 and incorporated herein by reference.

(42) Previously filed as Exhibit 2.2 to the Form 8-K filed with the Securities and Exchange Commission on October 8, 2003 and incorporated herein by reference.

(43) Previously filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on November 6, 2003 and incorporated herein by reference.

(44) Previously filed as an Exhibit 4.1 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(45) Previously filed as an Exhibit 4.2 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(47) Previously filed as Exhibit 10.6 to the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

(48) Previously filed as an Exhibit 10.7to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(49) Previously filed as an Exhibit 10.8to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(50) Previously filed as an Exhibit 10.9 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(51) Previously filed as Exhibit 10.5 to the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

(52) Previously filed as Exhibit 10.2 to the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

(53) Previously filed as Exhibit 10.3 to the Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

(54) Previously filed as an Exhibit 10.12 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(55) Previously filed as an Exhibit 10.13 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(56) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 12, 2004 and incorporated herein by reference.

(57) Previously filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on January 12, 2004 and incorporated herein by reference.

(58) Previously filed as Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on January 12, 2004 and incorporated herein by reference.

(59) Previously filed as an Exhibit 10.18to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(60) Previously filed as an Exhibit 10.19to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(61) Previously filed as an Exhibit 10.10 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(62) Previously filed as an Exhibit 10.11 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our 2005 annual meeting of stockholders.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CRDENTIA CORP.

Dated:  March 31, 2005                  By:  /s/ James D. Durham
                                           -----------------------------------
                                                 James D. Durham
                                                 Chief Executive Officer and
                                                 Chairman of the Board
                                                 (Principal Executive Officer)

Dated:  March 31, 2005                  By:  /s/ Pamela G. Atherton
                                           -----------------------------------
                                                 Pamela G. Atherton
                                                 President

Dated:  March 31, 2005                  By:  /s/ James J. TerBeest
                                           -----------------------------------
                                                 James J. TerBeest
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2005                  By:  /s/ Robert J. Kenneth
                                           -----------------------------------
                                                 Robert J. Kenneth
                                                 Director

Dated:  March 31, 2005                  By:  /s/ Robert P. Oliver
                                           -----------------------------------
                                                 Robert P. Oliver
                                                 Director

Dated:  March 31, 2005                  By: /s/ Joseph M. DeLuca
                                           -----------------------------------
                                                Joseph M. DeLuca
                                                Director

Dated:  March 31, 2005                  By:  /s/ Thomas Herman
                                           -----------------------------------
                                                 Thomas Herman
                                                 Director

Dated:  March 31, 2005                  By:  /s/ C. Fred Toney
                                           -----------------------------------
                                                 C. Fred Toney
                                                 Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Crdentia Corp.

We have audited the accompanying consolidated balance sheet of Crdentia Corp. (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crdentia Corp. as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KBA Group LLP
--------------------
KBA Group LLP
Dallas, Texas
March 29, 2005

Report of Independent Registered Public Accounting Firm



Board of Directors
Crdentia Corp.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Crdentia Corp. as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Out responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crdentia Corp. at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

March 24, 2004
San Francisco, California

                                 CRDENTIA CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                         2004               2003
                                                                                     ------------      ------------
Current assets:
   Cash and cash equivalents                                                         $    362,472      $  1,469,076
   Accounts receivable, net of allowance for doubtful accounts
     of $114,957 in 2004 and $195,465 in 2003                                           2,908,403         3,058,086
   Unbilled receivables                                                                   303,626           268,590
   Other current assets                                                                   495,579           333,379
                                                                                     ------------      ------------
Total current assets                                                                    4,070,080         5,129,131

Property and equipment, net                                                               293,600           363,815
Goodwill                                                                               12,974,973         8,519,821
Intangible assets, net                                                                  1,660,717         3,485,334
Other assets                                                                              837,061            98,297
                                                                                     ------------      ------------
Total assets                                                                         $ 19,836,431      $ 17,596,398
                                                                                     ============      ============

Current liabilities:
   Accounts payable and accrued expenses                                             $  2,523,069      $    901,410
   Accrued  dividends on convertible preferred stock                                    1,027,254                --
   Accrued employee compensation and benefits                                             554,945           684,160
   Revolving lines of credit                                                            2,521,598         2,871,890
   Current portion of notes payable to lenders, net of discount                         2,049,816           166,667
   Note payable to stockholders                                                           400,000            25,000
   Current portion of notes payable to sellers                                            184,948         1,435,115
   Other current liabilities                                                              100,017            14,921
   Subordinated convertible notes, net of discount                                         50,000           250,833
                                                                                     ------------      ------------
Total current liabilities                                                               9,411,647         6,349,996

Notes payable to lender, less current portion                                                  --            27,777
Long term bonus payable                                                                   884,962           801,000
Notes payable to sellers, less current portion                                                 --         3,925,983
Other long-term liabilities                                                                33,045                --
                                                                                     ------------      ------------
Total liabilities                                                                      10,329,654        11,104,756
                                                                                     ------------      ------------

Commitments and contingencies

Convertible preferred stock, 10,000,000 shares authorized:
   Series A Convertible Preferred Stock $0.0001 par value, no shares issued and outstanding at 2004 and 1,750,000 shares issued and outstanding
     at 2003 (liquidation preference of $1,750,000 in 2003)                                    --         1,750,000
   Series B Convertible Preferred Stock
     $0.0001 par value, 3,750,000 shares issued and outstanding
      at 2004 (liquidation preference of $750,000 in 2004)                                750,000                --
   Series B-1 Convertible Preferred Stock
     $0.0001 par value, 93,043 shares issued and outstanding
     at 2004 (liquidation preference of $5,582,580 in 2004)                            30,123,400                --
   Series C Convertible Preferred Stock
     $0.0001 par value, 52,501 shares issued and outstanding
     at 2004 (liquidation preference of $15,750,300 in 2004)                            1,070,510                --
   Series C preferred stock warrants                                                    2,079,910

Stockholders' equity (deficit):
   Common stock, par value $0.0001,
     50,000,000 shares authorized in 2004 and 2003, 14,202,883 shares issued and
     13,126,477 shares outstanding in 2004 and 7,355,758 shares issued
     and 6,279,352 shares outstanding in 2003                                               1,420               736
   Additional paid in capital                                                          68,447,288        60,547,358
   Treasury stock, 1,076,406 shares at cost                                                    --                --
   Deferred non-cash stock compensation                                                  (648,746)         (828,000)
   Accumulated deficit                                                                (92,317,005)      (54,978,452)
                                                                                     ------------      ------------
Total stockholders' equity (deficit)                                                  (24,517,043)        4,741,642
                                                                                     ------------      ------------

Total liabilities and stockholders' equity (deficit)                                 $ 19,836,431      $ 17,596,398
                                                                                     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 CRDENTIA CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                         2004              2003
                                                                                     ------------      ------------
Revenue from services                                                                $ 23,018,389      $  4,711,972
Direct operating expenses                                                              18,251,274         3,571,281
                                                                                     ------------      ------------
   Gross profit                                                                         4,767,115         1,140,691
                                                                                     ------------      ------------

Operating expenses:
   Selling, general, and administrative expenses                                        9,517,218         3,409,707
   Loss on impairment of intangibles                                                    1,800,000                --
   Non-cash stock based compensation                                                      393,857        51,638,254
                                                                                     ------------      ------------
Total operating expenses                                                               11,711,075        55,047,961
                                                                                     ------------      ------------

Loss from operations                                                                   (6,943,960)      (53,907,270)

Non-cash expense for conversion of debt                                               (24,541,000)               --
Interest expense, net                                                                  (2,217,894)         (408,835)
                                                                                     ------------      ------------

Loss before income taxes                                                              (33,702,854)      (54,316,105)

Income tax expense                                                                             --                --
                                                                                     ------------      ------------
Net loss                                                                             $(33,702,854)     $(54,316,105)
                                                                                     ============      ============

Deemed dividend related to beneficial
  conversion feature on Series A
  convertible preferred stock                                                          (1,000,000)       (1,750,000)
Deemed dividend related to beneficial
  conversion feature on Series B
  convertible preferred stock                                                          (1,250,000)               --
Deemed dividend related to beneficial
  conversion feature on Series B-1
  convertible preferred stock                                                          (1,328,400)               --
Deemed dividend related to beneficial
  conversion feature on Series C
  convertible preferred stock                                                          (1,070,510)               --
Non-cash preferred stock dividends                                                     (3,635,699)               --
                                                                                     ------------      ------------
Net loss attributable to common stockholders                                         $(41,987,463)     $(56,066,105)
                                                                                     ============      ============
Basic and diluted loss per common share
  attributable to common stockholders                                                $      (5.23)     $     (12.95)
                                                                                     ============      ============

Weighted average number of common
 shares outstanding                                                                     8,033,725         4,330,704
                                                                                     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 CRDENTIA CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                COMMON STOCK
                                               PAR VALUE $.0001
                                             -------------------       ADDITIONAL    DEFERRED
                                                                        PAID-IN      NON-CASH       ACCUMULATED
                                               SHARES     AMOUNT        CAPITAL     COMPENSATION      DEFICIT             TOTAL
                                             ------------------------------------------------------------------------------------
Balance December 31, 2002                    3,666,055     $367     $    822,077      $     --      $  (662,347)     $    160,097

Common stock issued in
  acquisition of Baker,
  Anderson, Christie, Inc.                     160,000       16          172,784                                          172,800

Common Stock issued in
  acquisition of New Age
  Staffing, Inc.                             2,294,872      229        2,478,232                                        2,478,461

Common Stock issued in
  acquisition of
  Nurses Network, Inc.                          39,362        4           42,506                                           42,510

Common Stock issued in
  acquisition of PSR Nurses
   Recruiting, Inc. and
   PSR Nurses Holdings Corp.                 1,139,596      114        3,247,719                                        3,247,833

Common Stock issued in
  conversion of debt                            55,873        6          408,994                                          409,000

Common Stock repurchased
  from terminated employee                                                (1,208)                                          (1,208)

Beneficial conversion feature
  of subordinated convertible notes                                      910,000                                          910,000

Common Stock returned to company
  and related compensation expense                                     5,750,593                                        5,750,593

Compensation expense related to
  restricted stock and options
  issued to directors and employees                                    2,770,176      (828,000)                         1,942,176

Compensation expense related to
  restricted stock purchase rights
  issued to Chief Executive Officer                                   13,495,485                                       13,495,485

Compensation expense related to
  stock options issued
  to Chief Executive Officer                                          30,450,000                                       30,450,000

Benefit and deemed dividend of
   beneficial conversion price
   of Series A convertible                                             1,750,000                                        1,750,000
   preferred stock                                                    (1,750,000)                                      (1,750,000)

Net loss                                                                                            (54,316,105)      (54,316,105)
                                             ------------------------------------------------------------------------------------
Balance December 31, 2003                    7,355,758      736       60,547,358      (828,000)     (54,978,452)        4,741,642

                                 CRDENTIA CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                COMMON STOCK
                                               PAR VALUE $.0001
                                             -------------------       ADDITIONAL    DEFERRED
                                                                        PAID-IN      NON-CASH       ACCUMULATED
                                               SHARES     AMOUNT        CAPITAL     COMPENSATION      DEFICIT             TOTAL
                                             ------------------------------------------------------------------------------------
Stock dividends on Convertible
  Preferred Stock                              735,778       74        2,608,371                     (3,635,699)       (1,027,254)

Common stock issued in
  acquisition of Arizona Home
   Health Care/Private Duty Inc.               200,000       20          689,980                                          690,000


Conversion of Convertible Series A
   into Common Stock                         4,583,333      458        2,733,279                                        2,733,737

Conversion of Convertible Series B
  into Common Stock                            833,333       83          492,349                                          492,432

Conversion of Convertible Series B-1
  into Common Stock                            453,900       45          268,791                                          268,836

Issuance of term loan warrants                                           810,000                                          810,000


Benefit and deemed dividend of
   beneficial conversion price of
   Series A convertible                                                1,000,000                                        1,000,000
   preferred stock                                                    (1,000,000)                                      (1,000,000)

Benefit and deemed dividend of
   beneficial conversion price of
   Series B convertible                                                1,250,000                                        1,250,000
   preferred stock                                                    (1,250,000)                                      (1,250,000)




enefit and deemed dividend of
   beneficial conversion price of
   Series B-1 convertible                                              1,328,400                                        1,328,400
   preferred stock                                                    (1,328,400)                                      (1,328,400)



Benefit and deemed dividend of
   beneficial conversion price of
   Series C convertible                                                1,070,510                                        1,070,510
   preferred stock                                                    (1,070,510)                                      (1,070,510)

Conversion of seller note to Common Stock       40,822        4          126,544                                          126,548

Other                                              (41)                  170,616       179,254                            349,870

Net Loss                                                                                            (33,702,854)      (33,702,854)

                                             ------------------------------------------------------------------------------------
Balance December 31, 2004                    14,202,883    $1,420    $68,447,288     $(648,746)    $(92,317,005)     $(24,517,043)
                                             ====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                 CRDENTIA CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                         2004               2003
                                                                                     ------------      ------------
Operating activities
Net loss                                                                             $(33,702,854)     $(54,316,105)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Amortization of subordinated convertible note discounts                                 659,167           250,833
  Amortization of lender note discounts                                                   162,014                --
  Amortization of debt issue costs                                                        365,324                --
  Amortization of long-term bonus payable                                                  83,962                --
  Depreciation and amortization                                                         1,019,461           111,827
  Bad debt expense                                                                         44,264           195,465
  Non-cash stock based compensation                                                       393,857        51,638,254
  Non-cash expense for conversion of debt                                              24,541,000                --
  Loss on impairment of intangibles                                                     1,800,000                --
  Changes in operating assets and liabilities, net of effects of purchases of subsidiaries:
     Accounts receivable                                                                  167,259           313,254
     Unbilled receivables                                                                 (35,036)         (268,590)
     Other current assets and liabilities                                                (227,249)          398,597
     Accounts payable and accrued expenses                                              1,603,962          (388,773)
     Accrued employee compensation and benefits                                           (61,868)          107,354
     Long term bonus payable                                                                   --           801,000
                                                                                     ------------      ------------
Net cash used in operating activities                                                  (3,186,737)       (1,156,884)
                                                                                     ------------      ------------

Investing activities
Purchases of property and equipment                                                      (223,726)          (50,435)
Cash paid for acquisition of subsidiaries, net of cash received                        (4,180,483)          (13,700)
Other                                                                                      96,555                --
                                                                                     ------------      ------------
Net cash used in investing activities                                                  (4,307,654)          (64,135)
                                                                                     ------------      ------------

Financing activities
Issuance of preferred stock                                                             5,970,300         1,750,000
Repurchase of common stock                                                                     --            (1,208)
Net increase/(decrease) in revolving lines of credit                                     (350,292)           39,404
Proceeds from notes payable to lenders                                                  2,697,802           275,000
Proceeds from note payable to majority stockholder                                        400,000                --
Repayment of notes payable to lenders                                                    (219,444)          (60,328)
Proceeds from subordinated convertible notes                                                   --           910,000
Repayment of subordinated convertible notes                                              (120,000)               --
Repayment of notes to sellers                                                            (825,465)         (325,638)
Debt issuance costs                                                                    (1,165,114)          (22,598)
                                                                                     ------------      ------------
Net cash provided by financing activities                                               6,387,787         2,564,632
                                                                                     ------------      ------------

Net increase (decrease) in cash                                                        (1,106,604)        1,343,613
Cash and cash equivalents at beginning of year                                          1,469,076           125,463
                                                                                     ------------      ------------
Cash and cash equivalents at end of year                                             $    362,472      $  1,469,076
                                                                                     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Crdentia Corp (the "Company"), a Delaware corporation, is a provider of healthcare staffing services in the United States. Such services include travel nursing, per diem staffing, contractual clinical services and private duty home health care. The Company considers these services to be one segment. Each of these services relate solely to providing healthcare staffing to customers and the Company utilizes common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

At the beginning of 2003, the Company was a development stage company with no commercial operations. During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies. The companies acquired in 2003 -- Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which holds the limited partner and general partner interests in PSR Nurses, Ltd. -- provide the foundation for future growth. During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition. All intercompany transactions have been eliminated in consolidation.

On June 28, 2004, the Company executed a one-for-three reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

Use of Estimates

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

Liquidity

Although the Company ended 2004 with a working capital deficit of $5.3 million, the Company was able to secure additional funding during 2004 to finance its operations as it continued to execute its business plan to acquire and grow companies involved in healthcare staffing. As discussed in Note 20, in March 2005 the Company's majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.5 million to the Company. The infusion of $6.5 million into the Company enabled it to acquire additional companies and to retire certain liabilities and, based on the Company's projections, will generate cash flow from operations in 2005 sufficient to service its debt and fund its operations for the foreseeable future. The Company will also be able to borrow on its existing line of credit to finance the growth in receivables.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Fair Value of Financial Instruments

The company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving lines of credit, and notes payable. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable, and accounts payable approximates fair value, based upon the maturities and short-term nature of those instruments. The Company believes that the fair value of the revolving lines of credit and notes payable approximates the fair value based on the terms and conditions the Company feels could be attained from other institutions.

Cash and Cash Equivalents

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

Trade Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides services to various public and private medical facilities such as hospitals, prisons, and nursing care facilities. Management performs continuing credit evaluations of the customers' financial condition. In addition, the Company provides home healthcare to individuals on a private pay arrangement or state funded insurance reimbursement.

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

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Long-Lived Assets

Long-lived assets, including property and equipment, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Long-lived assets affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life. Assets to be sold or otherwise disposed are not subject to further deprecation or amortization.

Goodwill and Intangible Assets

Intangible assets other than goodwill consist of customer relationships and international nurse contracts, are presented net of accumulated amortization and are amortized over their respective useful lives estimated to be five years. Goodwill is assessed for impairment at least annually. The valuation of these intangibles is determined based upon valuations performed by third-party specialists and management's best estimates of fair value. As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

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

Revenue Recognition

The Company recognizes revenue generally on the date the Company's healthcare staff provides services to healthcare facilities or individuals in their home. For certain permanent placement contracts, revenue if recognized over the life of the guarantee period provided in the contract.

Unbilled receivables represent an estimate of revenue earned during the period in excess of amounts billed.

Stock-Based Compensation

As permitted under the provisions of Statement of Financial  Accounting Standard
(SFAS) No. 123, Accounting for Stock-Based Compensation, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. However, SFAS 123 requires the Company to disclose pro forma net loss and loss per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period or immediately if no further services are required.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

If the Company had elected the fair value method of accounting for employee stock-based compensation, compensation cost would be accrued at the estimated fair value of the stock award grants over the service period, regardless of later changes in stock prices and price volatility. The date of grant fair values for options granted have been estimated based on the Black-Scholes pricing model with the assumptions identified in the following table:

                                                       DECEMBER 31,
                                                       ------------
                                                 2004              2003
                                                 ----              ----

Dividend Yield                                     0                 0
Volatility                                     134%-162%            60%
Risk-Free Interest Rates                         4.5%              4.5%
Expected Lives in Years                       1-10 years         0-5 years

The table below shows net loss per share attributable to common stockholders for December 31, 2004 and 2003 as if the Company had elected the fair value method of accounting for stock options.

                                                               DECEMBER 31,
                                                       ---------------------------
                                                            2004              2003
                                                            ----              ----
Net loss attributable to common
  stockholders as reported                             $(41,987,463)   $(56,066,105)
Add:  stock-based employee compensation
  in reported net income, net of related tax effects        179,254      51,638,254
Deduct:  total stock-based employee
  compensation determined under fair value
  method for all awards, net of related tax effects      (2,354,388)    (51,974,747)
                                                       ------------    ------------

Proforma net loss attributable to common
  Stockholders, as adjusted                            $(44,162,597)   $(56,402,598)
                                                       ============    ============

Loss per share attributable to common
  stockholders:
    Basic and diluted, as reported                     $      (5.23)   $     (12.95)
    Basic and diluted, as adjusted                     $      (5.50)   $     (13.02)

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Earnings Per Share

The Company adopted the standards set by the Financial Accounting Standards Board and computes earnings per share in accordance with SFAS No. 128 "Earnings per Share." The basic per share data has been computed on the loss attributable to common stockholders for the period divided by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share include both the weighted average number of shares and any common share equivalents such as convertible securities, options or warrants in the calculation. As the Company recorded losses in 2004 and 2003, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The company expects to adopt Statement 123R on January 1, 2006.

The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expense. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders included in the Stock-Based Compensation policy footnote.

NOTE 2. ACQUISITIONS

Arizona Home Health Care/Private Duty, Inc.

On August 31, 2004, the Company acquired Arizona Home Health Care/Private Duty, Inc. ("AHHC") in exchange for $3,900,000 in cash, 200,000 shares of the Company's Common Stock valued at $690,000, (determined by the average of $3.45 per share as of the two days prior to and subsequent to the acquisition date as quoted on the OTC Bulletin Board), and $77,154 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


               Cash acquired                        $   35,000
               Tangible assets acquired                 76,853
               Customer related intangible assets      705,487
               Goodwill                              3,849,814
                                                    ----------
                 Total assets acquired               4,667,154
               Liabilities assumed                          --
                                                    ----------
                 Net assets acquired                $4,667,154
                                                    ==========

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the fair value of assets acquired between goodwill and customer relationships was determined by management's estimate based on a consistent model for all acquisitions developed by a professional valuation group. The Company will be required to issue additional shares of its Common Stock to the former stockholders of AHHC should its results of operations exceed performance standards established in the merger agreement. The goodwill acquired may not be amortized for federal income tax purposes.

Care Pros Staffing, Inc.

On August 13, 2004, the Company acquired Care Pros Staffing, Inc. in exchange for $275,000 in cash, $275,000 in notes payable and $39,706 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

                 Cash acquired                        $     86
                 Tangible assets acquired               61,842
                 Customer related intangible assets     51,993
                 Goodwill                              475,785
                                                      --------
                   Total assets acquired               589,706
                 Liabilities assumed                        --
                                                      --------
                   Net assets acquired                $589,706
                                                      ========

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the fair value of assets acquired between goodwill and customer relationships was determined by management's estimate based on a consistent model for all acquisitions developed by a professional valuation group. The Company will be required to issue shares of its Common Stock to the former stockholders of Care Pros Staffing, Inc. should its results of operations exceed performance standards established in the merger agreement. The goodwill acquired may not be amortized for federal income tax purposes.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp.

On December 2, 2003, the Company acquired PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which held the general and limited partnership interests in PSR Nurses, Ltd., in exchange for 1,139,596 shares of the Company's common stock, which was valued based upon an appraisal performed by an independent, third-party professional valuation firm. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:


               Cash acquired                        $   262,721
               Tangible assets acquired               2,995,043
               Customer related intangible assets     1,260,000
               International nurse contracts          1,820,000
               Goodwill                               4,549,239
                                                    -----------
                 Total assets acquired               10,887,003
               Liabilities assumed                    6,854,039
                                                    -----------
                 Net assets acquired                $ 4,032,964
                                                    ===========

The acquisition was accounted for using the purchase method of accounting. Customer related and international nurse contract intangible assets will be amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill, customer relationships, and international nurse contracts was determined by an independent, third-party professional valuation firm. As the merger consideration was paid entirely in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The Company was obligated to issue additional shares of its common stock to the sellers of the acquired business if it reached certain performance targets in future periods, but these targets were not achieved.

Nurses Network, Inc.

On October 2, 2003, the Company acquired Nurses Network, Inc. in exchange for $114,432 in notes payable due in 2004 and 39,361 shares of the its common stock, which was valued based upon an appraisal performed by an independent, third-party professional valuation firm. The primary purpose of the acquisition was to enhance the Company's presence in the San Francisco market by combining the Nurses Network operations of per diem clinical staffing with Baker Anderson Christie, Inc. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                      Tangible assets acquired   $ 11,081
                      Goodwill                    113,414
                                                 --------
                        Total assets acquired     124,495
                      Liabilities assumed          22,211
                                                 --------
                        Net assets acquired      $102,284
                                                 ========

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by an independent, third-party professional valuation firm. As a material portion of the merger consideration was paid in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The Company was obligated to issue additional shares of its common stock to the sellers of the acquired business if it reached certain performance targets in future periods, but these targets were not achieved.

New Age Staffing, Inc.

On September 22, 2003, the Company acquired New Age Staffing, Inc. ("NAS") in exchange for $400,000 in cash, $265,000 in notes payable maturing during 2003, $1,025,000 in notes maturing during 2004, a $360,000 note payable maturing in 2005, and 2,294,871 shares of the Company's common stock, which was valued based upon an appraisal performed by an independent, third-party professional valuation firm. The notes due in 2004 and 2005, totaling $1,385,000, were amended in January, 2004. Beginning January 31, 2004, the revised note is to be paid in equal installments for 21 months at 4% interest. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

             Cash acquired                        $   61,887
             Tangible assets acquired              1,410,491
             Customer related intangible assets      460,000
             Goodwill                              3,592,287
                                                  ----------
               Total assets acquired               5,524,665
             Liabilities assumed                     877,615
                                                  ----------
               Net assets acquired                $4,647,050
                                                  ==========

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by an independent, third-party professional valuation firm. As a material portion of the merger consideration was paid in shares of the Company's common stock, the goodwill acquired may not be amortized for federal income tax purposes.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Baker Anderson Christie, Inc.

On August 7, 2003, the Company acquired Baker Anderson Christie, Inc. ("BAC") in exchange for 160,000 shares of its common stock, which was valued based upon an appraisal performed by an independent, third-party professional valuation firm. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:


               Cash acquired                        $ 77,254
               Tangible assets acquired              171,398
               Customer related intangible assets      5,000
               Goodwill                               45,444
                                                    --------
                 Total assets acquired               299,096
               Liabilities assumed                   126,296
                                                    --------
                 Net assets acquired                $172,800
                                                    ========

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the net book value of assets acquired between goodwill and customer relationships was determined by management's estimate. As the merger consideration was paid entirely in shares of the company's common stock, the goodwill acquired may not be amortized for federal income tax purposes. The Company was obligated to issue additional shares of its common stock to the sellers of the acquired business if it reached certain performance targets in future periods, but these targets were not achieved.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if all acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


                                                         DECEMBER 31,
                                                         ------------
                                                    2004            2003
                                                    ----            ----

Revenue from services                          $ 29,248,404    $ 33,920,780

Net loss from operations                        (33,815,679)    (43,911,025)

Net loss attributable to common stockholders    (42,100,288)    (45,661,025)

Basic and diluted net loss per common share
  attributable to common stockholders                 (5.15)          (6.19)

Weighted-average shares of common stock
  outstanding                                     8,167,058       7,380,145


NOTE 3. CONCENTRATION OF CREDIT RISK

During 2004, sales to one customer group, Rhode Island Hospital and Newport Hospital, represented approximately 16.3% of the Company's revenues. In the third quarter of 2004, the Company experienced a decline in revenue at these facilities and travel nurse assignments have not been renewed to date. The Company's top ten customers accounted for 48% of revenues in 2004. During 2003, one hospital accounted for 32.8% of total revenue.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                       DECEMBER 31,
                                                       ------------
                                                    2004         2003
                                                 ---------    ---------

Leasehold improvements                           $  87,346    $  21,688
Computers, office furniture and equipment          837,717      371,691
                                                 ---------    ---------
                                                   925,063      393,379
Less accumulated depreciation and amortization    (631,463)     (29,564)
                                                 ---------    ---------
                                                 $ 293,600    $ 363,815
                                                 =========    =========


NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized and will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

SFAS No. 142 uses a two-step process to measure potential impairment. In the first step, the fair values of the Company's reporting units are compared to the units' carrying amounts. Reporting units with similar economic and operating characteristics may be combined into a single segment level evaluation. If the fair value of a reporting unit exceeds its carrying cost, goodwill is not considered impaired. If the carrying cost exceeds fair value, a second step is used to determine the amount of impairment. The second step determines the implied fair value of goodwill for a reporting unit by applying the estimated fair value to the tangible and separately identifiable intangible assets of the reporting unit, with any remaining amount considered goodwill.

During 2004, the Company completed the first step analysis under the requirements of the standard and determined that goodwill was not impaired. Fair value of the Company's reporting unit was determined using a capitalized cash flow technique. The Company used an outside valuation firm to assist in developing the primary assumptions, such as projected cash flows and capitalization rates and to perform the valuation to apply to the reporting unit. The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values.

Due to the decline in revenue related to the loss of certain customers, including a significant customer relationship, and due to the impact of new immigration regulations limiting access to foreign nurses, the Company has determined that certain intangibles are impaired. As a result of this analysis, $1,800,000 was recorded as an impairment loss in 2004.

Goodwill and other intangible assets at December 31, 2004 and 2003 consist of:

                                         DECEMBER 31,
                                         ------------
                                     2004           2003
                                  ---------       ---------

Goodwill                        $ 12,974,973    $  8,519,821
                                ============    ============

Customer relationships          $  1,912,480    $  1,725,000
International nurse contracts        590,000       1,820,000
Other intangibles                         --          22,598
                                ------------    ------------
                                   2,502,480       3,567,598
Less accumulated amortization       (841,763)        (82,264)
                                ------------    ------------
  Net other intangible assets   $  1,660,717    $  3,485,334
                                ============    ============

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Following is a table of estimated amortization expense of other intangible assets for the next five years:

                                             ESTIMATED
                                            AMORTIZATION
                           YEAR               EXPENSE
                           ----               -------

                           2005           $   641,966
                           2006               437,763
                           2007               277,996
                           2008               151,496
                           2009               151,496

Amortization expense of other intangible assets amounted to $759,499 in 2004 and $82,264 in 2003.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                        DECEMBER 31,
                                        ------------
                                      2004         2003
                                  ----------   ----------

               Accounts payable   $1,815,778   $  655,701
               Accrued expenses      707,291      245,709
                                  ----------   ----------
                                  $2,523,069   $  901,410
                                  ==========   ==========

NOTE 7. INCOME TAXES

At December 31, 2004, the Company had net operating loss carryfowards for federal and state income tax purposes of approximately $8,000,000, which expire in varying amounts beginning in 2019 through 2024. The Company has undergone an ownership change as defined in Section 382 of the Internal Revenue Code. Therefore, utilization of its tax net operating loss carryforwards incurred prior to August 2003 will be limited.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Deferred taxes are comprised of the following:

                                                           DECEMBER 31,
                                                           ------------
                                                       2004           2003
                                                    ---------       ---------

Net operating loss carryforwards                   $ 3,128,000   $   765,000
Deferred compensation stock options and rights      19,628,000    19,413,000
Accrued bonuses                                        327,000       296,000
Intangibles                                            756,000            --
Other                                                   54,000        78,000
                                                   -----------   -----------

  Total deferred tax assets                         23,893,000    20,552,000
  Less:  Valuation allowance                       (23,893,000) ( 20,552,000)
                                                   -----------   -----------

  Net deferred tax assets                          $        --   $        --
                                                   ===========   ===========


A reconciliation of the difference between the provision computed at the statutory federal tax rate and the Company's effective tax rate is as follows (in thousands):

                                                            DECEMBER 31,
                                                            ------------
                                                        2004           2003
                                                     ---------       ---------

Provision computed at statutory federal tax rate   $(11,459,000)   $(18,749,000)
Permanent differences (primarily non-cash
  expense for conversion of debt in 2004)             8,857,000          89,000
State tax expense                                      (667,000)     (1,655,000)
Other                                                   (72,000)          8,000
Increase in valuation allowance                       3,341,000      20,307,000
                                                   ------------    ------------

  Income tax expense (benefit)                     $         --    $         --
                                                   ============    ============


The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, relatively high expense levels, the fact that the market in which the Company competes is intensely competitive and the lack of carryback capacity to realize deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 8.  REVOLVING LINES OF CREDIT

On June 16, 2004, the Company entered into a Loan and Security Agreement with a company specializing in healthcare finance, pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the "Loan"). Subsequent to year-end, the revolving line of credit facility was reduced to $10,000,000 permitting the Company to lower its effective interest rate through reduced unused line fees. The Loan has a term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (9.5% at December 31, 2004). Interest is payable monthly. Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants. Customer payments are used to repay the advances on the credit facility after deducting charges for interest expense, unused line and account management fees. The financial covenants are for the maintenance of minimum net worth, minimum debt service coverage ratio, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At December 31, 2004, the Company was out of compliance with certain financial covenants of the Loan, for which a waiver was received from the lender. Until such time as the Company demonstrates its ability to comply with the financial covenants of the Loan, the outstanding balance has been classified as a current liability on the Balance Sheet. The outstanding balance on the Loan is $2,521,598 at December 31, 2004.

In 2003, the Company had a line of credit with a financial institution secured by the accounts receivable and fixed assets of the Company. Interest accrued at the financial institution's Base Rate plus 1% (5% at December 31, 2003) and was payable monthly. The Company was permitted, at its option and within the covenants of the loan agreement, to repay principal at its discretion. On a quarterly basis, the Company had to comply with certain financial and operating covenants. As of December 31, 2003, the Company failed to comply with certain financial and operating covenants of the line of credit and the financial institution waived all such non-compliance. At December 31, 2003, the outstanding balance was $86,272. The entire line of credit was paid in full on March 12, 2004.

The Company had credit facilities with two commercial financing institutions for the financing of eligible accounts receivable. These accounts receivable served as security for the lines of credit. The Company paid interest monthly at 24% per annum on one obligation and approximately 10% on the other, based on the daily outstanding balance. Customer payments were used to repay the advances from the financing institutions after deducting charges for bad debts, reserves for charge backs, and interest expense. These credit facilities were paid off on June 16, 2004 with the proceeds from the Loan as described above.

The Company assumed a note in connection with the PSR acquisition from a commercial finance entity, which held a second secured position on the Company's accounts receivable, in the amount of $689,001 with an interest rate of 20% per annum. Interest was accrued and payable monthly on the outstanding balance. The Company paid $50,000 of principal at the acquisition closing. The Company was further obligated to make a principal payment in the amount of $139,000 on December 31, 2003. The payment was made on January 1, 2004. An additional principal payment in the amount of $161,000 was due on February 29, 2004 with the balance paid over 10 months. The balance of the note was paid off on June 16, 2004 with the proceeds from the Loan as described above.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

The Company had a variable rate installment note with a financial institution in the amount of $250,000. The note was subject to the same security as the related line of credit with the same financial institution. Under the terms of the loan, the Company was required to make monthly payments plus accrued interest on the unpaid principal at the institution's Base Rate plus 2%. The note was paid off on June 16, 2004, with the proceeds from the Loan as described above.

NOTE 9. NOTES PAYABLE TO LENDER

Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility ("Term Loan") in the amount up to $10.0 million from a company specializing in healthcare finance. The Company may obtain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan agreement are due and payable in full on August 31, 2007 and bear interest at the rate of fifteen and one-quarter percent (15.25%) per annum. Interest is payable monthly. The Term Loan is secured by all assets of the borrower. On August 31, 2004, the Company received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

The Term Loan provides that the Company shall issue warrants to purchase shares of Common Stock to the lender up to 12% of the Company's overall capitalization on the date of borrowing. On August 31, 2004, the Company issued warrants to purchase 905,758 shares of Common Stock in connection with the first borrowing under the credit facility. As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance. The discount will be amortized to interest expense over the life of the Term Loan.

The Term Loan financial covenants are for the maintenance of minimum net worth, minimum debt service coverage ratio, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At December 31, 2004, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender. Until such time as the Company demonstrates its ability to comply with the financial covenants of the Term Loan, the outstanding balance has been classified as a current liability on the Balance Sheet.

NOTE 10. NOTES PAYABLE TO STOCKHOLDERS

On November 29, 2004, MedCap Partners L.P., the majority stockholder, loaned the Company $400,000 for working capital purposes. The Note bears interest at 5% and is payable on demand. As discussed in Note 20, this amount was repaid in March 2005 when the majority stockholder exercised 108,333 warrants to purchase Series C Convertible Preferred Stock for $6.5 million.

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

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 11. SUBORDINATED CONVERTIBLE NOTES

During 2003, the Company issued $910,000 in Convertible Subordinated Promissory Notes (the "Notes") to twelve investors. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such note (from September to December, 2004). Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. The notes are convertible to Common Stock at the holder's option, prior to the due date, at an initial conversion price of $1.50 per share. The conversion price was subsequently adjusted to $1.00 per share upon the issuance of the Series A Convertible Preferred Stock. The Company recorded a beneficial conversion charge of $910,000 which represents the lesser of the proceeds or beneficial conversion feature of $2.0 million. The beneficial conversion was calculated as the difference between the conversion price and the Company's Common Stock market price at the date the note proceeds were received. The beneficial conversion charge is amortized over the one year life of the notes, resulting in interest expense of $659,167 and $250,833 for the years ended December 31, 2004 and 2003, respectively.

On September 30, 2004, $740,000 of the principal amount of the Notes plus accrued interest was converted into 12,642 shares of Series B-1 Convertible Preferred Stock. The holders of such notes included the Company's Chairman and Chief Executive Officer, a member of the Company's Board of Directors and an entity whose managing member is also on the Company's Board of Directors. On November 16, 2004, $120,000 of the principal amount of the Notes plus accrued interest were repaid. The remaining $50,000 of the Notes was due on March 7, 2005. This $50,000 note was extended in March 2005 to be repaid with principal and interest payments on June 2, 2005, September 2, 2005, December 2, 2005 and March 2, 2006.

NOTE 12. NOTES PAYABLE TO SELLERS

As partial consideration for the acquisition of New Age Staffing, Inc. on September 22, 2003, the Company issued unsecured subordinated notes to the former stockholders. A note for $265,000 was payable upon the earlier of the closing of additional financing or October 15, 2003. The Company made a payment of approximately $97,000 on October 15, 2003, and the holders of the note agreed to defer the remaining balance of $168,000 until such time as the Company secured additional financing. The $168,000 plus interest at 10% was paid on December 22, 2003. A second note to the sellers of New Age Staffing, Inc. with the principal amount of $1,385,000 was payable in equal installments of $65,952, beginning January 31, 2004, for 21 months plus interest at 4%. The note was payable to a former owner who was hired by the Company as a Vice President. Remaining amounts due on the note were converted to stock as discussed below.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

There are two notes to the sellers of Nurses Network, the first in the amount of $64,000 was due in three equal installments on October 2, 2004, October 2, 2005 and October 2, 2006. Interest was accrued at a financial institution's Base Rate plus 1%. The second note, in the amount of $50,432 plus interest accrued at a financial institution's Base Rate plus 1% was due and payable on July 2, 2004. Remaining amounts due on the note were converted to stock as discussed below.

The Company assumed two notes in the acquisition of the PSR entities, one with a balance of $188,911, which is based on outstanding credit card balances owed by the previous seller. The Company will make at least minimum payments on the credit card balances until they are paid in full. The second note had a principal amount of $2,525,000 and was due to a previous owner of the business. Interest only payments were payable each month at a rate of 8%. Principal and interest payments due monthly were to begin on December 1, 2004 for eight years. Remaining amounts due on these notes were converted to stock as discussed below.

A note to a seller of the PSR entities with a principal amount of $1,200,000 was payable monthly over a three year period beginning November 30, 2003 at an interest rate of 12%. Remaining amounts due on the note were converted to stock as discussed below.

On August 9, 2004, holders of approximately $2.2 million of the notes payable and accrued interest to selling shareholders accepted a cash payment of $225,000 to reduce the principal outstanding and converted their remaining balance to common and preferred stock. Approximately $127,000 of the seller notes converted to Common Stock (40,822 shares at $3.10 per share price) and $1.8 million converted to Series B-1 Convertible Preferred Stock (29,990 shares at $60.00 per share price). Approximately $1.0 million of the notes were with an employee and approximately $96,000 of the notes were with a member of the Company's Board of Directors. The conversion was recorded as an inducement and as a result of the fair market value of the preferred stock issued to convert the debt, approximately $7.5 million was recorded as a non-cash expense for conversion of debt in the accompanying statement of operations.

During November 2004, the Company entered into an agreement to convert approximately $2.7 million of Seller Notes and accrued interest to Series B-1 Convertible Preferred Stock. As a result, the Company issued 45,450 shares of Series B-1 Convertible Preferred Stock. The conversion was recorded as an inducement and as a result the Series B-1 was recorded at fair market value on the date of issuance totaling $19.8 million. As a result of the fair market valuation, approximately $17.0 million was recorded as a non-cash expense for conversion of debt on the accompanying statement of operations.

Four notes to the sellers of Care Pros Staffing, Inc. totaling $275,000 are payable in monthly installments over one year from August 13, 2004 and bear interest at the rate of 5% per year. One of the selling shareholders of Care Pros Staffing, Inc. was hired by the Company as a Vice President.

At December 31, 2004 and 2003, the long-term debt discussed in Notes 9, 10, 11 and 12 consists of the following:

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                                         DECEMBER 31,
                                                         ------------
                                                      2004           2003
                                                 -----------    -----------

Term Loan, 15.25% interest, maturity date
  August 31, 2007                                $ 2,697,802             $-
Variable Rate Installment Note, maturity date
  March 1, 2005                                           --        194,444
Stockholder Note - Promissory Note,
  5% interest, due on demand                         400,000             --
Stockholder Note - Promissory Note,
  12% interest, maturity date January 31, 2004            --         25,000
Subordinated Convertible Notes                        50,000        910,000
Seller Note - New Age Staffing, Inc.                      --      1,385,000
Seller Note - Nurses Network, Inc.                        --        114,432
Assumed Notes - PSR Nurses                                --      2,717,659
Seller Note - PSR Nurses                                  --      1,144,007
Seller Note - Care Pros Staffing, Inc.               184,948             --
                                                 -----------    -----------
  Total long-term debt                             3,332,750      6,490,542
  Less debt discount                                (647,986)      (659,167)
  Less current portion                            (2,684,764)    (1,877,615)
                                                 -----------    -----------

  Long-term debt                                 $        --    $ 3,953,760
                                                 ===========    ===========

Amounts reconcile to the financial statements as follows:

                                                         DECEMBER 31,
                                                        ------------
                                                      2004         2003
                                                  ----------   ----------

Current portion of notes payable to lenders       $2,049,816   $  166,667
Notes payable to stockholders                        400,000       25,000
Subordinated convertible notes, net of discount       50,000      250,833
Current portion of notes payable to sellers          184,948    1,435,115
Notes payable to lender, less current portion             --       27,777
Note payable to sellers, less current portion             --    3,925,983
Discount on subordinated debt                             --      659,167
Discount on term loan                                647,986           --
                                                  ----------   ----------

                                                  $3,332,750   $6,490,542
                                                  ==========   ==========

All debt is classified as current at December 31, 2004. Accordingly, a debt maturity schedule has not been presented.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 13. LONG TERM BONUS PAYABLE

On December 16, 2003, the Board of Directors granted the Chief Executive Officer two cash bonuses in the amount of $540,000 each. The bonuses are to be paid on December 31, 2006 and January 4, 2007. The present value of bonuses has been recorded at the Company's estimated incremental cost of borrowing of 10%.

NOTE 14. CONVERTIBLE PREFERRED STOCK

Convertible Preferred Stock Issued and Outstanding

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. At December 31, 2004 and 2003 there are shares issued and outstanding consisting of the following:

                                                DECEMBER 31, 2004             DECEMBER 31, 2003
                                                -----------------             -----------------
                                              SHARES         SHARES        SHARES         SHARES
                                              ISSUED      OUTSTANDING      ISSUED       OUTSTANDING
                                              ------      -----------      ------       -----------
Series A Convertible Preferred Stock               --             --      1,750,000      1,750,000
Series B Convertible Preferred Stock        6,250,000      3,750,000             --             --
Series B-1 Convertible Preferred Stock         97,582         93,043             --             --
Series C Convertible Preferred Stock           52,501         52,501             --             --


The conversion price of all Convertible Preferred Stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then-effective conversion price.

All Convertible Preferred Shares issued and outstanding are convertible currently at the option of the holder. The Company has evaluated the potential effect of any beneficial conversion terms related to convertible instruments. As a result, the convertible instruments may have a carrying amount that differs significantly from its redemption amount. In such cases, the difference between the carrying amount and the redemption amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature and deducted as a deemed dividend in determining net loss attributable to common stockholders. The table below summarizes the redemption requirements and beneficial conversion of the Convertible Preferred Shares outstanding:

                                             COMMON SHARES   BENEFICIAL
   SHARES OF                                    ISSUABLE     CONVERSION
 CONVERTIBLE         SHARES       CARRYING        UPON       RECORDED AT
PREFERRED STOCK   OUTSTANDING      AMOUNT      CONVERSION     ISSUANCE
---------------   -----------   -----------   -----------   -----------

       B            3,750,000   $   750,000     1,250,000   $ 1,250,000
      B-1              93,043    30,123,400     9,304,300     1,328,400
       C               52,501     1,070,510     5,250,100     1,070,510

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Series A Convertible Preferred Stock (Series A)

The holders of the Series A Convertible Preferred Stock (Series A) were entitled to receive, when declared by the Board of Directors, a quarterly dividend in the amount equal to .025 shares of Common Stock for each share of outstanding Series A held by them. The Series A automatically converted into Common Stock, unless previously voluntarily converted prior to such time, at a conversion ratio of one share of Common Stock for three shares of Series A, one year from the date of issuance of such shares. The holders of Series A were granted registration rights by the Company. Once the Series A converted into Common Stock, the Company is obligated to register the Common Stock on a "best efforts" basis.

On December 17, 2003, the Company issued an aggregate of 1,750,000 share of Series A at a per share price of $1.00 to two investors, which included MedCap Partners L.P. The Company recorded a deemed dividend due to the beneficial conversion price of $1,750,000 which represents the lesser of the proceeds or the beneficial conversion feature of $5.2 million.

On February 4, 2004, the Company issued an additional 1,000,000 shares of Series A at a per share price of $1.00 to MedCap Partners L.P. The Company recorded a deemed dividend due to the beneficial conversion price of $1,000,000 which represents the lesser of the proceeds or the beneficial conversion feature of $2.5 million.

On April 8, 2004 the Board of Directors declared a dividend to the Series A stockholders equal to .025 shares of Common Stock for each holder of Series A. As a result, 22,917 shares of Common Stock were issued on May 26, 2004.

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

On September 30, 2004, the holders of Series A converted into 4,583,333 shares of Common Stock.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Series B Convertible Preferred Stock (Series B)

The holder of the Series B is entitled to receive a quarterly dividend in an amount equal to .00833 shares of Common Stock for each share of outstanding Series B held by them. In the event of any liquidation or winding up of the Company, the holder of the Series B shares will be entitled to receive in preference to the holders of Common Stock, and any other series of Preferred Stock, an amount equal to the amount of their purchase price. The Series B is convertible at the option of the holder into common shares at an initial conversion ratio of one share of Common Stock for three shares of Series B. The conversion ratio upon voluntary conversion is subject to adjustment under certain circumstances. Unless previously voluntarily converted prior to such time the Series B shares will be automatically converted into Common Stock at a conversion ratio of one share of Common Stock for three shares of Series B upon the earlier of the closing of an underwritten public offering of Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million, or the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series B.

On June 16, 2004, the Company issued 6,250,000 shares of Series B at a per share price of $0.20 to MedCap Partners L.P. The Company recorded a deemed dividend due to the beneficial conversion price of $1,250,000 which represents the lesser of the proceeds or the beneficial conversion feature of $3.2 million.

On September 30, 2004 the Board of Directors declared a dividend and distribution to the Series B holder. The dividend and distribution consisted of quarterly dividends that were payable on September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 in consideration for early conversion of the Series B into Common Stock. As a result, 114,583 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series B holder. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of $81,218. This amount has been recorded as accrued dividends on convertible preferred stock.

On September 30, 2004, the holder converted 2,500,000 shares of Series B into 833,333 shares of Common Stock.

Series B-1 Convertible Preferred Stock (Series B-1)

The holders of the Series B-1 are entitled to receive a quarterly dividend in an amount equal to 2.5 shares of Common Stock for each share of outstanding Series B-1 held by them. If any dividend is declared on the Common Stock, the holders of the Series B-1 will be entitled to receive dividends out of the legally available funds as if each share of Series B-1 had been converted to Common Stock. The holders of the Series B-1 have the right, at the option of the holder at any time, to convert shares of the Series B-1 into shares of the Company's Common Stock at an initial conversion ratio of one hundred shares of Common Stock for each one share of Series B-1. The Series B-1 is convertible at the option of the holder into common shares at an initial conversion ratio of one hundred shares of Common Stock for each share of Series B-1. The conversion ratio upon voluntary conversion is subject to adjustment under certain circumstances. Unless previously voluntarily converted prior to such time the Series B-1 shares will be automatically converted into Common Stock at an initial conversion ratio of one hundred shares of Common Stock for each share of Series B-1 upon the earlier of the closing of an underwritten public offering of Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million, or the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series B-1.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

On August 9, 2004, the Company issued 3,750 shares of Series B-1 Convertible Preferred Stock at a per share price of $60.00 to an investor for cash proceeds of $225,000. The Company recorded a deemed dividend due to the beneficial conversion price of $225,000 which represents the lesser of the proceeds or the beneficial conversion feature of $937,500.

Also on August 9, 2004, the Company issued 4,166 shares of Series B-1 Convertible Preferred Stock at a per share price of $60.00 to the Company's Chairman and Chief Executive Officer for cash proceeds of $249,960. The Company recorded a deemed dividend due to the beneficial conversion price of $249,960 which represents the lesser of the proceeds or the beneficial conversion feature of $1.0 million.

On August 9, 2004, the Company issued 29,990 shares of Series B-1 Convertible Preferred Stock, issued 40,822 shares of Common Stock and paid approximately $225,000 in cash in exchange for the cancellation of all the outstanding principal and accrued and unpaid interest under certain promissory notes (Seller Notes) that were issued in 2003 in connection with the purchase of certain subsidiaries. Portions of the Seller Notes were held by a current employee who was a former owner of the subsidiary purchased and by a member of the Company's Board of Directors. See discussion of the Seller Notes in Note 12. The conversion was recorded as an inducement and the Series B-1 was recorded at fair market value on the date of issuance of $9.3 million. As a result of the fair market valuation, approximately $7.5 million was recorded as a loss on the conversion of debt.

On  September  30,  2004,  the  Company  issued  12,642  shares  of  Series  B-1
Convertible Preferred Stock in exchange for the conversion of $758,640 in outstanding principal plus accrued and unpaid interest under certain Convertible Subordinated Promissory Notes (Notes) issued in 2003. The holders of such Notes included the Company's Chairman and Chief Executive Officer, a member of the Company's Board of Directors and an entity whose managing member is also on the Company's Board of Directors. The Company recorded a deemed dividend due to the beneficial conversion price of $758,640 which represents the lesser of the cancelled principal and accrued interest or the beneficial conversion feature of $3.7 million.

On August 31, 2004, the Company issued MedCap Partners L.P. a warrant to purchase 6,000 shares of Series B-1 Convertible Preferred Stock for $60 per share for five years. These warrants have not been exercised at December 31, 2004.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

On September 30, 2004, the Board of Directors declared a dividend and distribution to the Series B-1 holders. The dividend and distribution consisted of quarterly dividends that were payable on September 30, 2004. Additionally, the Board of Directors declared a distribution equal to the dividends that would have been payable on December 31, 2004, March 31, 2005 and June 30, 2005 in consideration for certain shareholders electing early conversion of the Series B-1 into Common Stock. As a result, 157,203 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series B-1 holders. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of 604,780. This amount has been recorded as accrued dividends on convertible preferred stock.

On September 30, 2004, certain holders of 4,112 shares of Series B-1 converted their shares into 411,200 shares of Common Stock. On October 19, 2004, a holder of 427 shares of Series B-1 converted his shares into 42,700 shares of common stock.

As discussed in Note 12, on November 10, 2004, the Company entered into an agreement to convert approximately $2.7 million of Seller Notes and accrued interest to Series B-1 Convertible Preferred Stock. As a result, the Company issued 45,450 shares of Series B-1 Convertible Preferred Stock. The conversion will be recorded as an inducement and the Series B-1 will be recorded at fair market value on the date of issuance of $19.8 million. As a result of the fair market valuation, approximately $17.0 million will be recorded as a loss on the conversion of debt.

On December 16, 2004, the Company issued 1,582 shares of Series B-1 Convertible Preferred Stock at a per share price of $60.00 to investors for cash proceeds of $94,920. The Company recorded a deemed dividend due to the beneficial conversion price of $94,920 which represents the lesser of the proceeds or the beneficial conversion feature of $447,962.

Series C Convertible Preferred Stock (Series C)

The holders of Series C are entitled to receive, when declared by the Board of Directors, a dividend on each quarter end beginning September 30, 2004 and ending December 31, 2005 in an amount equal to 2.5 shares of Common Stock for each share of outstanding Series C held by them. In the event of any liquidation or winding up of the Company, the holders of the Series C will be entitled to receive in preference to the holders of Common Stock an amount equal to five times their initial purchase price plus any declared but unpaid dividends and any remaining liquidation proceeds will thereafter be distributed on a pro rata basis to the holders of the Company's Common Stock and any other series of Preferred Stock expressly entitled to participate in such distribution. The Series C is convertible at the option of the holder into common shares at an initial conversion ratio of one hundred shares of Common Stock for each share of Series C. The conversion ratio upon voluntary conversion is subject to adjustment under certain circumstances. Unless previously voluntarily converted prior to such time, the Series C will be automatically converted into Common Stock at an initial conversion ratio of one hundred shares of Common Stock for each share of Series C upon the earlier of (i) the closing of an underwritten public offering of our Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million, or (ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series C. The description of the foregoing rights, preferences and privileges of the Series C is qualified in its entirety by the Certificate of Designations, Preferences and Rights of Series C filed with the Secretary of State of the State of Delaware on August 31, 2004.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

On August 31, 2004, the Company issued 35,840 shares of Series C Convertible Preferred Stock (Series C) in exchange for cash proceeds of $2,150,400. The shares were issued to certain accredited investors as well as MedCap Partners L.P. and the Company's Chairman and Chief Executive Officer. The purchasers were granted Series C Warrants to purchase an aggregate of 89,600 Series C Convertible Preferred Shares. The Series C Warrants are exercisable for a period of five years at a price per Series C share of $60.00. The Company valued the warrants at $1.3 million and has accordingly reduced the face value of the Series C by this amount. The Company recorded a deemed dividend due to the beneficial conversion price of $876,000 which represents the lesser of the value assigned to the Series C and the beneficial conversion feature of $11.7 million.

On September 30, 2004, the Board of Directors declared a dividend to the Series C holders. The dividend consisted of quarterly dividends that were payable on September 30, 2004. As a result, 97,325 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series C holders. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of $341,257. This amount has been recorded as accrued dividends on convertible preferred stock.

Makewell Agreement

Pursuant with the Term Loan, in August 2004, MedCap Partners L.P. (a member of the Company's Board of Directors is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.) entered into a Makewell Agreement with the lender to provide equity to the Company (in the form of purchases of additional shares of Series C Convertible Preferred Stock and warrants) up to $1.0 million to be issued if the Company failed to meet certain monthly financial targets which did occur and resulted in the purchase of shares and issuance of warrants. The proceeds from the shares issued under the Makewell Agreement are to be used to pay down the balance of the revolving line of credit Loan (as described in Note 8 above), which will allow the Company additional availability to draw on the Loan.

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

Pursuant to the Makewell Agreement,  the Company issued to MedCap Partners L.P.,
(i) 3,090 shares of Series C Convertible Preferred Stock (Series C) on September 23, 2004, (ii) 1,250 shares of Series C on October 12, 2004, (iii) 5,000 shares of Series C on October 18, 2004, (iv) 1,417 shares of Series C on October 25, 2004 and (v) 5,910 shares of Series C on November 3, 2004. Such shares of Series C were issued at a cash price per share of $60.00. Each share of Series C is convertible into one hundred shares of the Company's Common Stock. The proceeds were used to reduce the amount outstanding on the revolving line of credit Loan.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

In connection with the Company's issuances of the shares of Series C described above, MedCap Partners L.P., was granted (i) a warrant to purchase 7,725 shares of Series C on September 25, 2004 (ii) a warrant to purchase 65,685 shares of Series C on October 18, 2004, (iii) a warrant to purchase 17,712 shares of Series C on October 25, 2004 and (iv) a warrant to purchase 73,875 shares of Series C on November 3, 2004. Such warrants are exercisable for a period of five years at a price per share of Series C of $60.00. The Company valued the warrants at $805,000 and has accordingly reduced the face value of the Series C Preferred Shares by this amount. The Company recorded a deemed dividend due to the beneficial conversion price of $195,000 which represents the lesser of the value assigned to the Series C and the beneficial conversion of $6.3 million.

The Makewell Agreement terminated on November 3, 2004 as MedCap Partners L.P. has made an aggregate of $1.0 million in contributions under the Makewell Agreement triggered by failure of the Company to meet certain financial targets.

Warrants to Purchase Convertible Preferred Stock

As of December 31, 2004, warrants to purchase Convertible Preferred Stock had been granted as follows:

   SERIES OF CONVERTIBLE                                    EXERCISE PRICE
      PREFERRED STOCK                WARRANTS                  PER SHARE
      ---------------                --------                  ---------
            B-1                        6,000                   $60.00
             C                       254,597                   $60.00

There were no warrants outstanding at December 31, 2003. As discussed in Note 20, 108,333 of the Series C warrants were exercised in March 2005. No other warrants have been exercised.

NOTE 15. STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001. The authorized shares were increased in January 2005 from 50,000,000 shares. Currently there are 14,202,883 shares issued with 13,126,477 shares outstanding. The difference of 1,076,406 shares is held by the Company in treasury.

On August 6, 2003, a number of the Company's stockholders agreed to return an aggregate of 1,016,000 shares of the Company's common stock to treasury for no consideration, thus reducing the total number of the Company's then issued and outstanding shares of common stock from 3,666,055 to 2,650,055. These stockholders determined in consultation with the Company's management that, in connection with the Company's acquisition program and on-going financing efforts, it would be in the Company's best interests to reduce the overall number of shares of the Company's issued and outstanding common stock. In accordance with the provisions of APB Statement No. 25, the effect of this return of shares to the Company's treasury was to generate non-cash compensation expense of $5,750,593 due to the imputed increase in ownership percentage of the Company's stock held by its officers and directors at the date of return.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

On August 7, 2003, the Company completed the acquisition of Baker Anderson Christie, Inc. pursuant to which 160,000 shares of the Company's common stock were issued to the stockholders of Baker Anderson Christie, Inc.

On September 22, 2003, the Company completed the acquisition of New Age Staffing, Inc. pursuant to which 2,294,871 shares of the Company's common stock were issued to the stockholders of New Age Staffing, Inc.

On October 2, 2003, the Company completed the acquisition of Nurses Network, Inc. pursuant to which 39,361 shares of the Company's common stock were issued to the stockholders of Nurses Network, Inc.

On December 2, 2003, the Company completed the acquisition of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. pursuant to which 1,139,596 shares of the Company's common stock were issued to the stockholders of PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp.

The Company granted the holder of a debt obligation of the Company, the right to convert outstanding principal debt to common stock. The conversion agreement is based on the per share price of $7.32. The debt holder elected, on December 2, 2003, to exchange $409,000 of principal note balance for 55,874 shares of common stock.

On September 2, September 29, October 16, December 3, and December 12, 2003, the Company issued convertible subordinated notes in the aggregate amount of $910,000 to twelve investors. The conversion privilege enables the holders of the note to exchange their notes for the Company's common stock at an initial price of $4.50 per share. As a result of the issuance of the Series A Convertible Preferred Stock discussed above, the conversion price, per the terms of the note agreement, was reduced to $3.00 per share.

In connection with an agreement, 250,000 shares of Common Stock were delivered by a party to the agreement, to an escrow agent. These shares will be released from escrow as follows: (i) beginning on July 1, 2004 and continuing on the first day of each month through and including June 1, 2005, the Company, or its assignee, shall pay $31,250 to the escrow agent, and the escrow agent shall cause 10,417 shares to be transferred to the Company or its assignee; and (ii) beginning on July 1, 2005 and continuing on the first day of each month through and including June 1, 2006, the Company, or its assignee, shall pay $46,875 to the escrow agent, and the escrow agent shall cause 10,417 shares to be released to the Company or its assignee. The escrow agent shall distribute funds received from the Company, or its assignee, to the stockholders who are parties to the Stock Purchase Agreement. For July, 2004 through December, 2004, the Company assigned its right to purchase under the Stock Purchase Agreement to an existing shareholder.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

On June 28, 2004, the Company executed a one-for-three reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

On August 31, 2004, the Company completed the acquisition of Arizona Home Health Care/Private Duty, Inc. pursuant to which 200,000 shares of the Company's common stock were issued to the stockholders of Arizona Home Health Care/Private Duty, Inc. The Company may be obligated to issue additional shares of its common stock as merger consideration in subsequent fiscal years.

On September 30, 2004, the Company issued (i) 4,583,333 shares of Common Stock in connection with the voluntary conversion of 2,750,000 shares of Series A Convertible Preferred Stock (Series A); (ii) 833,333 shares of Common Stock in connection with the voluntary conversion of 2,500,000 shares of Series B Convertible Preferred Stock (Series B); and (iii) 411,200 shares of Common Stock in connection with the voluntary conversion of 4,112 shares of Series B-1 Convertible Preferred Stock (Series B-1). On October 19, 2004, a holder of 427 shares of Series B-1 converted his shares into 42,700 shares of common stock. All such conversions were effected pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation and the Certificate of Designations, Preferences and Rights of each respective series of Preferred Stock.

Warrants to Purchase Common Stock

Pursuant to the Term Loan (see Note 9), the Company agreed to issue Common Stock warrants to the lender, at $3.15 per share, to purchase up to 12% of the total capitalization of the Company as defined in the Term Loan. The Company made its first draw on the facility in the amount of $2,697,801 on August 31, 2004. The Company issued a warrant for 905,758 shares of Common Stock related to the Term Loan. The Company valued the warrant at $810,000 and recorded this as a discount to the debt. The debt will be recorded at face value of $2,697,801 less the discount of $810,000, which will be amortized to interest expense over the three-year life of the Term Loan.

Employee Stock Options and Restricted Stock Grants

Subject to the terms and conditions of a Common Stock Purchase Agreement dated May 15, 2002 with the Chief Executive Officer, the Company granted the right to purchase, at a purchase price of $0.0003 per share, up to a number of additional shares of common stock equal to twenty-five (25%) of the aggregate number of additional shares of common stock and other securities convertible into common stock issued or issuable in connection with any acquisitions the Company completed on or before August 7, 2004. The Company has issued an aggregate of

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3,689,703 shares as consideration for the four completed acquisitions of Baker Anderson Christie, Inc., New Age Staffing, Inc., Nurses Network, Inc., PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. As a result of the completion of these acquisitions, the Chief Executive Officer has the right to purchase up to 922,426 shares of common stock at $0.0003 per share and such option is fully vested and exercisable. On December 31, 2003 the Common Stock Purchase Agreement dated May 15, 2002 was modified such that the Chief Executive Officer relinquished his rights to purchase additional shares of common stock (but not as to the 922,426 shares discussed above) that were to accrue to him in connection with acquisitions that occurred either before or after December 31, 2003. In consideration for this modification and based on extensive analysis and review of the Company's planned acquisition program by the Board of Directors and with the assistance of a third-party compensation specialist, the Chief Executive Officer was granted an option to purchase up to 2,333,333 shares of common stock at an exercise price of $.30 per share. The options expire December 31, 2018. One hundred percent (100%) of the shares of common stock subject to the option to purchase 2,333,333 shares shall be exercisable by the Chief Executive Officer on December 31, 2008. The difference between the purchase price of the common stock and option ($0.0003 and $0.30 per share, respectively) and the closing price of common stock on the respective grant date, as quoted on the OTC Bulletin Board, has been accounted for as a non-cash compensation expense. The total amount of expense recorded by the Company in 2003 is $43,945,485.

The Company's President had the option to purchase shares at the fair market value of common stock from the Company equal to 4.167% of the number of shares of the Company's common stock issued or issuable in connection with certain acquisitions completed by the Company on or before August 7, 2004. The difference between the purchase price of the option ($2.88 per share) and the closing price of common stock on the grant date, has been accounted for as a non-cash compensation expense in 2003 totaling $1,848,490.

On December 16, 2003, the Company issued options to purchase shares to two directors in exchange for providing services to the Company. The options vest over a three year period. The difference between the purchase price of the option ($2.88 per share) and the closing price of the Company's common stock on the grant date, has been accounted for as a non-cash compensation expense in 2003 of $828,000.

On May 27, 2004, the Company adopted a stock incentive plan (the "2004 Plan"). The 2004 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as "awards") to employees, directors and consultants. A total of 800,000 shares of common stock were initially reserved for issuance plus annual increases equal to the lesser of (a) 5% of the total number of shares outstanding as of that date, (b) 1,000,000 shares or (c) a lesser number of shares determined by the Board.

The 2004 Plan is administered by the Board of Directors or one or more committees designated by the Board. The Board or committee determines whether and to what extent awards are granted, to determine the number of shares of common stock to be covered by each award, to approve award agreements for use under the 2004 Plan, and to determine the terms and conditions of any award. The term of any incentive stock option granted under the 2004 Plan may not be for more than ten years and may not be granted at an exercise price less than the fair market value of the common stock on the date the option is granted. In the event of a corporate transaction or change in control, the Administrator shall have the discretion to provide that outstanding awards shall automatically become fully vested and exercisable for all or a portion of the shares at the time represented by the award, immediately prior to the specified effective date of such corporate transaction or change in control. Effective upon the consummation of a corporate transaction, all outstanding awards shall terminate. However, all such awards shall not terminate to the extent the contractual obligations represented by the award are assumed by the successor entity.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Options to purchase 50,000 common shares were issued to Board members during 2004 with an exercise price of $5.10. On August 3, 2004, the Company's CEO was granted the option to purchase 866,666 shares at $3.10 per share and the Company's President was granted the option to purchase 433,333 shares at $3.10 per share. The grants to the CEO and President contained vesting provisions that were contingent upon the completion of three acquisitions, listing of the Company on AMEX, closing of a term loan agreement and meeting a defined stockholders' equity goal by December 31, 2004. Two of the four provisions were met by December 31, 2004. In accordance with grant provisions, any non-vested shares at December 31, 2004 were terminated.

Stock option activity is summarized as follows:



                                                     DECEMBER 31,
                                                     ------------
                                                2004             2003
                                            -------------    -------------

Outstanding, January 1                          3,528,500               --
Granted                                         1,460,503        3,528,500
Exercised                                              --               --
Forfeited                                        (732,878)              --
                                            -------------    -------------
Outstanding, December 31                        4,256,126        3,528,500
                                            =============    =============

Exercisable                                     2,628,348        1,128,501

Available for grant                               750,000               --

Average exercise price per share:
  Outstanding, January 1                    $         .42    $          --
  Granted                                            4.13              .42
  Exercised                                            --               --
  Forfeited                                          3.15               --
  Outstanding, December 31                           1.19              .42
  Exercisable, December 31                           1.16              .17

Weighted average grant date fair value of
options granted during the year                      3.04             4.43

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

The  following  table  summarizes   information  about  employee  stock  options
outstanding at December 31, 2004:

                                 OPTIONS OUTSTANDING
                -------------------------------------------------------
               NUMBER       WEIGHTED AVERAGE       WEIGHTED AVERAGE
             OUTSTANDING      EXERCISE PRICE   REMAINING CONTRACTUAL LIFE
             -----------    ----------------   --------------------------

               922,426            .0003                14.0
             2,333,333            .30                  14.0
               272,741           2.88                   9.0
               650,000           3.10                   9.6
                27,626           3.15                    .8
                50,000           5.10                   9.4
             ---------
             4,256,126
             =========


Common Shares Reserved

The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 2004:

      Employee stock options:
        Options granted                                           4,256,126
        Shares reserved for future grants                           750,000
      Stock purchase warrants and convertible preferred stock:
        Term loan                                                   905,758
        Series B convertible preferred stock                      1,250,000
        Series B-1 convertible preferred stock and warrants       9,904,300
        Series C convertible preferred stock and warrants        30,709,800
                                                                 ----------
                                                                 47,775,984
                                                                 ==========


NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitment to Issue Additional Common Stock Warrants

In accordance with the terms of the Term Loan (see Note 9), the Company agreed to issue warrants to purchase Common Shares to the lender up to 12% of the Company's overall capitalization at a price of $3.15 per share. On August 31, 2004, the Company issued a warrant for 905,758 Common Shares in connection with the first borrowing on the credit facility. If borrowing were to continue up to the maximum of $10,000,000, the Company would have to issue an additional 2,451,605 warrants to purchase Common Shares.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Employment Agreement

On August 14, 2002, the Company entered into an Agreement for a period of two years with its Chairman and Chief Executive Officer, which provided for compensation of $200,000 per year. The agreement also provided for severance benefits upon termination other than for cause of a payment equal to two times his then current base salary and an automatic acceleration of all unvested options and stock grants. On December 16, 2003, the board of directors adjusted the compensation to $320,000 per year beginning January 1, 2004. In addition on December 31, 2003, the board of directors granted two cash bonuses of $540,000 payable on December 31, 2006 and January 4, 2007. The Company has recorded the two cash bonuses at their present value in the amount of $884,962 and $801,000 at December 31, 2004 and 2003, respectively.

Operating Leases

In 2002, the Company entered into a sublease as successor in interest to premises in San Francisco, California. This sublease expired on July 31, 2004.

The Company assumed several operating leases in connection to the acquisition of Baker, Anderson, Christie, Inc., New Age Staffing, Inc., and PSR Nurses Holdings Corp. The Company moved the corporate headquarters to Dallas, Texas. This lease was renewed in 2004 and expires on November 30, 2005.

Minimum lease payments are as follows:

                                             MINIMUM
                                              LEASE
                           YEAR              PAYMENTS
                           ----              --------

                           2005            $   259,491
                           2006                 92,299
                           2007                 49,271
                           2008                 26,078
                                           -----------
                             Total         $   427,139
                                           ===========

Lease expense amounted to $343,427 in 2004 and $50,935 in 2003.

Stock issuance

A liability has been recorded at December 31, 2004 for the issuance of 82,540 shares of common stock to be distributed to certain nurses in 2005. The liability at December 31, 2004 related to this commitment was $214,604 based on the fair market value of the common stock at December 31, 2004.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Indemnification

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004. The Company carries appropriate levels of Directors and Officers insurance to minimize the risk of claims that could arise from litigation.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

NOTE 17. RELATED PARTY TRANSACTIONS

As of December 31, 2004, $21,752 was recorded in the financial statements as a payable to the selling shareholders of AHHC. The amount is related to customer payments received on accounts receivable that were not purchased by the Company. A selling shareholder of AHHC joined the Company as an Executive Vice President.

Ameristar Group Incorporated ("Ameristar") is a corporation that is an affiliate of a stockholder of the Company's and is considered to be a related party. During the year ended December 31, 2003, the Company paid Ameristar financial consulting fees totaling $50,000, with an additional $10,000 accrued but unpaid at year end. On September 9, 2003, the audit committee of the Company's Board of Directors approved a Consulting Agreement with Ameristar pursuant to which they will provide the Company with assistance relating to the Company's filing requirements with the Securities and Exchange Commission in exchange for a fee of $5,000 per month. This Agreement expired on March 31, 2004.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

On September 2, 2003, the Company issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. The Company issued additional Notes in the principal amounts of $25,000 and $120,000 on September 29 and October 16, 2003, respectively. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. Three of the investors included Joseph M. DeLuca, Robert P. Oliver and James D. Durham. Messrs. DeLuca and Oliver are current members of the Company's board of directors and its audit committee. Each of them purchased, together with an affiliate of Mr. DeLuca's, Notes in the aggregate principal amount of $125,000. James D. Durham, a member of the Company's board of directors and its Chairman and Chief Executive Officer, purchased a Note in the principal amount of $50,000. At December 31, 2004, $50,000 of the Notes remain outstanding.

The Company sub-leased until December 1, 2004, 1,980 square feet of office space at Dallas, Texas to Rison Management Services for $2,393 per month. The principal of Rison Management Services is a stockholder of the Company. The monthly rental amount is based on the Company's rental obligation to the landlord.

NOTE 18. EMPLOYEE BENEFITS

The Company has maintained the established 401(k) plans of Baker, Anderson, Christie, Inc. and PSR Nurses, Ltd. The Baker, Anderson, Christie, Inc. plan is maintained only for those who were participating on the acquisition date of August 7, 2003. The plan allows for voluntary contribution of up to the maximum dollar amount allowable by the Internal Revenue Service or $13,000 in 2004. Any matching contribution is discretionary and none were made during 2004 or 2003. All other employees are eligible to participant in the PSR Nurses, Ltd. plan once they have completed one year or 1,000 hours of service. Participants may contribute from 1% to 20% of pretax annual compensation, as defined in the Plan with a maximum deferral determined annually by the Internal Revenue Service. The maximum dollar limit allowable in 2004 was $13,000. The Company may contribute discretionary matching contributions and none were made during 2004 or 2003.

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 19. SUPPLEMENTAL DISCLOSURE TO THE CASH FLOW STATEMENT

                                                      DECEMBER 31,
                                                      ------------
                                                   2004          2003
                                               -----------   -----------

Supplemental cash flow disclosures:
  Cash paid for interest                       $ 1,068,476   $   153,407
  Cash paid for income taxes                            --            --

Non-cash investing and financing activities:
  Conversion of debt into common stock             126,548       409,000
  Conversion of debt into preferred stock       29,825,860            --
  Conversion of preferred stock in common        3,495,005            --
stock
  Issuance of the following in connection
with a merger:
        Common stock issued                        690,000     5,941,604
        Notes payable issued and assumed           275,000     5,683,173
  Common stock warrants                            810,000            --


NOTE 20. SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company has borrowed $1,050,000 for working capital from MedCap Partners L.P. The underlying notes bear interest at 5% and are payable on demand.

On March 29, 2005, holders of the Convertible Preferred Series B and Convertible Preferred Series B-1 voted to convert their preferred shares to common shares. The Series B converted their 3,750,000 shares of preferred into 1,250,000 shares of common and the Series B-1 converted their 93,043 shares of preferred into 9,304,300 shares of common. Convertible preferred stock and stockholders' equity reflected on a pro forma basis as if the conversion occurred on December 31, 2004 (but not including the exercise of warrants discussed below or the issuance of common shares in connection with the acquisition discussed below) is as follows:

                                 CRDENTIA CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                                    AS REPORTED      PRO FORMA
                                                   ------------    ------------


Series B convertible preferred stock               $    750,000    $         --

Series B-1 convertible preferred stock               30,123,400              --

Series C convertible preferred stock                  1,070,510       1,070,510

Series C preferred stock warrants                     2,079,910       2,079,910


Stockholders' equity (deficit):

  Common stock                                            1,420           2,475

  Additional paid in capital                         68,447,288      99,319,633

  Treasury stock                                             --              --

  Deferred non-cash stock compensation                 (648,746)       (648,746)

  Accumulated deficit                               (92,317,005)    (92,317,005)
                                                   ------------    ------------

Total stockholders' equity                         $(24,517,043)   $  6,356,357
                                                   ============    ============

In addition, on March 29, 2005, MedCap Partners L. P. exercised 108,333 warrants to purchase Convertible Series C Preferred Stock at $60 per share. This provided the Company with $6.5 million. Proceeds were used to repay the $1,050,000 borrowed in 2005 and the $400,000 borrowed in 2004 from the Company's majority stockholder and to fund the cash portion of two acquisitions discussed below plus interest on the amounts due the stockholder and working capital needs.

On March 29, 2005, the Company acquired TravMed USA, Inc. in exchange for $3,215,490 in cash and a note for $3,215,490. The note is a three-year note, interest only for the first six months, and then fully amortized over the remaining thirty months. The note bears interest at 2% over prime. The primary purpose of the acquisition was to enable the Company to expand it's presence in the travel and per diem markets of the nurse staffing industry. The acquired company reported unaudited revenues of approximately $12,600,000 for the year ended December 31, 2004.

On March 29, 2005, the Company acquired Health Industry Professionals, LLC in exchange for $1,350,900 in cash and 1,281,576 shares of common stock valued at $2,601,600. The primary purpose of the acquisition was to enable the Company to expand it's presence in the per diem and home health markets of the nurse staffing industry. The acquired company reported unaudited revenues of approximately $4,700,000 for the year ended December 31, 2004.

On March 29, 2005, the Company's revolving credit facility discussed in Note 8 was reduced from $15 million to $10 million based on the Company's present needs and agreement was reached to amend the revolving credit facility and the term loan discussed in Note 9 to enable the Company to comply with revised covenants in the future.