Form 10KSB/A
period 2004-12-31
CRDENTIA CORP
filed 2005-04-29
CIK 1073857

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                        COMMISSION FILE NUMBER 000-31152

                             ----------------------

                                 CRDENTIA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          76-0585701
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

 14114 DALLAS PARKWAY, SUITE 600                               75254
        DALLAS, TEXAS                                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (972) 850-0780

                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.0001 PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

      Registrant had revenues for its most recent fiscal year of $23,018,389.

      Indicate the number of shares outstanding of each issuer's classes of Common Stock, as of the latest practicable date. At April 27, 2005, 26,537,879 shares of Common Stock, $.0001 par value, were outstanding.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on April 27, 2005, was $27,604,786.

================================================================================

EXPLANATORY NOTE

      The undersigned registrant hereby amends Part III of its Annual Report for the fiscal year ended December 31, 2004 on Form 10-KSB as set forth in the pages attached hereto.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to age and position of each of Crdentia's directors, together with a brief account of their business experience:

NAME                                   POSITION                            AGE
----                                   --------                            ---
James D. Durham             Chairman and Chief Executive Officer           58
Joseph M. DeLuca(1)         Director                                       48
Thomas F. Herman(1)(2)      Director                                       64
Robert J. Kenneth(2)        Director                                       69
Robert P. Oliver(1)         Director                                       77
C. Fred Toney(2)            Director                                       39

----------------------

(1) Member of audit committee.

(2) Member of compensation committee.

JAMES D. DURHAM                                              DIRECTOR SINCE 2002

      Mr. Durham has been our Chief Executive Officer and the Chairman of our board of directors since his founding of Crdentia in August 2002. From September 1993 to June 2000, Mr. Durham served as Chairman and Chief Executive Officer of QuadraMed Corporation, a public company which offers a suite of software products and services focused on the financial and clinical needs of hospitals. Mr. Durham received a Bachelor of Science degree in industrial engineering from the University of Florida and a masters degree in business administration from the University of California at Los Angeles. Mr. Durham is a certified public accountant.

JOSEPH M. DELUCA                                             DIRECTOR SINCE 2002

      Mr. DeLuca has served as a member of our board of directors since October 2002. Since March 1996, Mr. DeLuca has served as a managing member of Healthcare Investment Visions LLC, a research, business development and management consultancy located in the San Francisco, California area. From 1985 to 1995, Mr. DeLuca served as President of JDA, a consulting firm he founded which provided information systems strategy, vendor selection, development, implementation and management services to healthcare provider organizations. From 1984 to 1985, Mr. DeLuca served as a senior manager with Computer Synergy Inc., a public company which developed hospital information systems. Mr. DeLuca received a Bachelor of Science degree in biology from Lawrence University and a masters degree of arts-health services administration from the University of Wisconsin at Madison.

THOMAS F. HERMAN                                             DIRECTOR SINCE 2003

      Mr.  Herman  has  served  as a  member  of our  board of  directors  since
September 2003. Since January 2004, Mr. Herman has served as the managing partner of Oak Harbor Partners, LLC, a boutique financial services firm that specializes in mergers, acquisitions and financed business expansion. From June 2003 to January 2004, Mr. Herman served as Chief Operating Officer of Good Guys, Inc., a consumer electronics retailer. From July 2001 to June 2003, Mr. Herman served as managing partner of Oak Harbor Partners, LLC. From December 1998 to July 2001, Mr. Herman served as President and Chief Executive Officer of Employment Law Learning Tech, a distance learning company focused on employment law. Mr. Herman received a Bachelor of Science degree in political science from the University of Oregon and a masters degree in business administration from the University of California at Berkeley.

ROBERT J. KENNETH                                            DIRECTOR SINCE 2002

      Mr. Kenneth has served as a member of our board of directors since October 2002. Since March 1971, Mr. Kenneth has served as President of Kenneth Associates, a privately held company that he founded which provides staffing and professional services to hospitals and physicians in California, focused on on-site billing staff and management as well as off-site billing services with a goal of reducing accounts receivable. Mr. Kenneth has served on the Board of Trustees of St. Francis Memorial Hospital and the Board of Overseers for the University of California School of Nursing and is a member of the Healthcare Financial Management Association and the American Guild of Patient Accounts
Managers.   Mr.  Kenneth   received  a  Bachelor  of  Arts  degree  in  business
administration from Roosevelt University and a masters degree in business administration from Golden Gate University.

ROBERT P. OLIVER                                             DIRECTOR SINCE 2002

      Mr. Oliver has served as a member of our board of directors since October 2002. Since 1970, Mr. Oliver has served as the President of CorDev Financial, Inc., a privately held company that he founded specializing in growth-oriented executive and operational consulting, as well as mergers and acquisitions. Mr. Oliver has also served in a variety of management positions in companies in the fields of computer service and software, automotive manufacturing and distribution, publishing, international pipeline construction and real estate development. Mr. Oliver received a Bachelor of Science degree in engineering from the United States Naval Academy.

C. FRED TONEY                                                DIRECTOR SINCE 2003

      Mr. Toney has served as a member of our board of directors since December 2003. Since December 2001, Mr. Toney has served as a managing member of MedCap Management & Research, LLC, the general partner of MedCap Partners, L.P. MedCap Management & Research LLC is an investment advisory firm specializing in healthcare, life sciences and medical technology and devices. From February 2001 to November 2001, Mr. Toney served as President and Chief Executive Officer of HealthCentral.com, Inc., a provider of healthcare e-commerce to consumers, through the sale of its five primary operating divisions, and from July 1999 to February 2001 as Executive Vice President and Chief Financial Officer. Mr. Toney previously served as senior managing partner, director of research and research analyst at Pacific Growth Equities, Inc., an investment banking and institutional brokerage firm. Mr. Toney previously served as research analyst or associate at Volpe, Welty & Company, an investment banking firm; RCM Capital Management, an investment management firm; Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking and institutional brokerage firm; and Phamavite Pharmaceuticals Corporation, a pharmaceutical manufacturing firm. Mr. Toney received a Bachelor of Arts degree in economics and English from the University of California at Davis.

      There are no family relationships among any of our directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      Mr. Toney served as President and Chief Executive Officer of HealthCentral.com, Inc., a provider of healthcare e-commerce to consumers, from February 2001 to November 2001 and served as Executive Vice President and Chief Financial Officer from July 1999 to February 2001. HealthCentral.com, Inc. filed a petition for Chapter 11 reorganization under the federal bankruptcy code in October 2001.

BOARD COMMITTEES AND MEETINGS

      Our board of directors held twelve meetings during our fiscal year ended December 31, 2004. Our board of directors has an audit committee and a compensation committee. Each director attended 75% or more of the aggregate of
(i) the total number of meetings of our board of directors (held during the period for which such person was a director) and (ii) the total number of meetings held by all committees of our board of directors on which the director served (during the periods that he served).

      Although the board of directors does not have a formal policy regarding attendance by members of the board at the Annual Meeting, it encourages directors to attend and historically more than a majority have done so. For example, each of our then-current directors attended the 2004 Annual Meeting of Stockholders. The board of directors and any nominating committee formed will consider during the upcoming year formalizing this excellent attendance record into a formal policy, so as to maximize attendance by directors, taking into account the directors' schedules and the timing requirements of applicable law.

      Our  compensation  committee  currently  consists  of two  directors,  Mr.
Kenneth, who serves as chairman of the committee, and Mr. Herman, and is primarily responsible for reviewing and approving our general compensation policies and setting compensation levels for our executive officers. The committee held three meetings during our 2004 fiscal year.

      Our audit committee currently consists of three directors, Mr. De Luca, who serves as chairman of the committee, Mr. Oliver and Mr. Herman. Each of the members of the audit committee is independent as defined pursuant to Rule 4200 of the National Association of Securities' Dealers listing standards and as required by applicable law and the Securities and Exchange Commission. Our board of directors has designated Mr. Herman as the audit committee's financial expert.

      The audit committee generally meets at least quarterly to review our financial statements and to perform its other functions. The audit committee held five meetings during our 2004 fiscal year.

      Given our limited operating history, our board of directors has yet not formed a nominating committee for the election of directors. Currently, our full board of directors designates nominees for election to the board at each Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

      The following table sets forth the executive officers of Crdentia.

NAME                    AGE                     POSITION
----                    ---                     --------
James D. Durham         58   Chief Executive Officer and Chairman of the Board
Pamela G. Atherton      56   President
James  J. TerBeest      58   Chief Financial Officer
Vicki L. Smith          37   Vice President of Finance and Secretary

      For information regarding Mr. Durham, see the description following the table above identifying Crdentia's directors.

      PAMELA G. ATHERTON has been our President since August 2002. From January 2001 to May 2002, Ms. Atherton served as the Vice President in a division of Appriss, Inc., a voice application service provider specializing in providing innovative voice solutions for the healthcare industry. From March 1996 to July 2000, Ms. Atherton served as Chairman and Chief Executive Officer of Aperture Credentialing, Inc., a company she founded which provides data management of physician information for provider credentialing. From February 1992 to January 1997, Ms. Atherton served as Chief Executive Officer of Resource Factor, a privately held female business enterprise that she founded, which specialized in per diem and mobile nurse/allied health staffing and provided nurses nationwide to perform physician office site visits and HEDIS data collection. From 1982 to 1992, Ms. Atherton held numerous field and corporate positions at Humana, Inc., including corporate director of nursing/allied heath recruitment and retention. Ms. Atherton received a Bachelor of Arts degree in English from Kentucky Southern College and a master's degree in English from the University of Louisville.

      JAMES J. TERBEEST has served as our Chief Financial Officer since November 2004. Mr. TerBeest served in public accounting in the audit department of Ernst & Young for 23 years. The last nine years of his tenure with Ernst & Young was as a partner supervising large national and international audit clients. From January 1993 until November 2004 Mr. TerBeest served as Chief Financial Officer for companies in the health care and home improvement industries. Four of the last 11 years he has been a partner in a small CPA firm that he co-founded in 2000, and has functioned as a contract CFO for a number of clients. Mr. TerBeest graduated from the University of Wisconsin--Whitewater with a B.S. degree in accounting. He has been a Certified Public Accountant since 1973. He is a member of the American Institute of Certified Public Accountants and several state societies.

      VICKI L. SMITH has been our Vice President of Finance since September 2004. From May 1997 to May 2002, Ms. Smith served as Controller at Efficient Networks, Inc, a worldwide developer and supplier of high-speed digital subscriber line customer premises equipment for the broadband communications market. From February 1996 to May 1997, Ms Smith served as Assistant Controller of Financial Security Services, Inc., a private company providing financial and billing services to independent security alarm dealers. From July 1994 to February 1996, Ms. Smith serviced as Technical Reporting Manager for Club Corporation International, a company which owns and operates golf courses, business clubs and destination resorts worldwide. Ms. Smith began her career at the international public accounting firm of KPMG Peat Marwick and held various audit positions there from January 1991 to July 1994. Ms. Smith received a Bachelor of Business Administration degree in Accounting from the University of Texas at Austin and is a certified public accountant.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

      Based solely upon the copies of Section 16(a) reports which we received from such persons or written representations from them regarding their transactions in our common stock, we believe that, during the period from January 1, 2004 through December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner, with the exception of the inadvertent failure to file notices for the following: (i) the grant of an option to purchase 433,333 shares of common stock to Ms. Atherton on August 3, 2004, which was reflected in a Form 4 filing made on August 9, 2004; (ii) the grant of an option to purchase 16,666 shares of common stock to Mr. DeLuca on May 27, 2004, which was reflected in a Form 4 filed on June 14, 2004; (iii) the issuance of 427 shares of Series B-1 convertible preferred stock beneficially owned by Mr. DeLuca on September 30, 2004, which was reflected in a Form 4/A filing made on October 12, 2004;
(iv) the issuance of 42,700 shares of common stock beneficially owned by Mr. DeLuca on September 30, 2004 in connection with the conversion of 427 shares of Series B-1 convertible preferred stock beneficially owned by Mr. DeLuca, which was reflected in a Form 4 filing made on October 5, 2004, as amended by a Form 4/A filing made on October 12, 2004; (iv) the issuance of 4,270 shares of common stock beneficially owned by Mr. DeLuca on September 30, 2004 as a dividend and distribution on Series B-1 convertible preferred stock beneficially owned by Mr. DeLuca, which was reflected in a Form 4 filing made on October 5, 2004, as amended by a Form 4/A filing made on October 12, 2004; (v) the issuance of 854 shares of Series B-1 convertible preferred stock beneficially owned by Mr. Durham on September 30, 2004, which was reflected in a Form 4/A filing made on October 12, 2004; (vi) the issuance of 4,166 shares of Series B-1 convertible preferred stock beneficially owned by Mr. Durham on August 9, 2004, which was reflected in a Form 4 filing made on August 26, 2004; (vii) the grant of an option to purchase 866,666 shares of common stock to Mr. Durham on August 3, 2004, which was reflected on a Form 4 filing made on August 9, 2004; (viii) the issuance of 1,589 shares of Series B-1 convertible preferred stock beneficially owned by Mr. Kenneth on September 30, 2004, which was reflected in a Form 4/A filing made on October 12, 2004; (ix) the issuance of 4,751 shares of Series B-1 convertible preferred stock to Nick Liuzza, Jr. on August 9, 2004, which was reflected in a Form 4 filing made on August 26, 2004; (x) the issuance of 5,002 shares of Series B-1 convertible preferred stock to Nick Liuzza, Sr. on August 9, 2004, which was reflected in a Form 4 filing made on August 27, 2004; (xi) the grant of an option to purchase 8,333 shares of common stock to Mr. Kenneth on May 27, 2004, which was reflected in a Form 4 filing made on June 24, 2004;
(xii) the grant of an option to purchase 8,333 shares of common stock to Mr. Oliver on May 27, 2004, which was reflected in a Form 4 filed on June 14, 2004;
(xiii) the issuance of 854 shares of Series B-1 convertible preferred stock beneficially owned by Mr. Oliver on September 30, 2004, which was reflected in a Form 4/A filing made on October 12, 2004; (xiv) the issuance of 85,400 shares of common stock beneficially owned by Mr. Oliver on September 30, 2004 in connection with the conversion of 854 shares of Series B-1 convertible preferred stock beneficially owned by Mr. Oliver, which was reflected in a Form 4 filing made on October 6, 2004, as amended by a Form 4/A filing made on October 12, 2004; (xv) the issuance of 8,540 shares of common stock beneficially owned by Mr. Oliver on September 30, 2004 as a dividend and distribution on Series B-1 convertible preferred stock, which was reflected in a Form 4 filing made on October 6, 2004, as amended by a Form 4/A filing made on October 12, 2004; (xvi) the issuance of warrants to purchase 62,570 shares of Series C convertible preferred stock to MedCap Partners L.P. ("MedCap") on October 18, 2004, which was reflected in a Form 4/A filing made on November 1, 2004; (xvii) the purchase of 1,417 shares of Series C convertible preferred stock by MedCap on October 25, 2004, which was reflected in a Form 4 filing made on November 1, 2004; (xviii) the issuance of warrants to purchase 17,712 shares of Series C convertible preferred stock to MedCap on October 25, 2004, which was reflected in a Form 4 filing made on November 1, 2004; (xix) the purchase of 1,250 shares of Series C convertible preferred stock by MedCap on October 12, 2004, which was reflected in a Form 4 filing made on October 20, 2004; (xx) the purchase of 3,125 shares of Series C convertible preferred stock by MedCap on October 12, 2004, which was reflected in a Form 4 filing made on October 20, 2004; (xxi) the issuance of 3,333,333 shares of common stock to MedCap on September 30, 2004 in connection with the conversion of 2,000,000 shares of Series A convertible preferred stock, which was reflected in a Form 4/A filed on October 14, 2004; (xxii) the issuance of 833,333 shares of common stock to MedCap on September 30, 2004 in connection with the conversion of 2,500,000 shares of Series B convertible preferred stock, which was reflected in a Form 4/A filed on October 14, 2004; (xxiii) the purchase of 1,000,000 shares of Series A convertible preferred stock by MedCap on February 4, 2004, which was reflected on a Form 3 filed on May 19, 2004;
(xxiv) the purchase of 1,417 shares of Series C convertible preferred stock beneficially owned by Mr. Toney on October 25, 2004, which was reflected on a Form 4 filed on November 1, 2004; (xxv) the issuance of warrants to purchase 17,712 shares of Series C convertible preferred stock beneficially owned by Mr. Toney on October 25, 2004, which was reflected in a Form 4 filed on November 1, 2004; (xxvi) the purchase of 1,250 shares of Series C convertible preferred stock beneficially owned by Mr. Toney on October 12, 2004, which was reflected on a Form 4 filed on October 20, 2004; (xxvii) the purchase of 3,125 shares of Series C convertible preferred stock beneficially owned by Mr. Toney on October 12, 2004, which was reflected on a Form 4 filed on October 20, 2004; (xxviii) the issuance of 3,333,333 shares of common stock beneficially owned by Mr. Toney on September 30, 2004 in connection with the conversion of 2,000,000 shares of

Series A convertible preferred stock beneficially owned by Mr. Toney, which was reflected in a Form 4/A filed on October 14, 2004; (xxix) the issuance of 833,333 shares of common stock beneficially owned by Mr. Toney on September 30, 2004 in connection with the conversion of 2,500,000 shares of Series B convertible preferred stock beneficially owned by Mr. Toney, which was reflected in a Form 4/A filed on October 14, 2004; (xxx) the grant of an option to purchase 8,333 shares of common stock to Mr. Toney on May 27, 2004, which was reflected on a Form 4 filed on June 14, 2004; (xxxi) the purchase of 1,000,000 shares of Series A convertible preferred stock beneficially owned by Mr. Toney on February 4, 2004, which was reflected in a Form 4 filed on May 19, 2004; (xxxii) the issuance of 1,250,000 shares of common stock beneficially owned by Michael Roth on September 30, 2004 in connection with the conversion of 750,000 shares of Series A convertible preferred stock beneficially owned by Mr. Roth, which was reflected in a Form 4 filed on October 29, 2004; and (xxxiii) the issuance of 93,750 shares of common stock beneficially owned by Mr. Roth on September 30, 2004 as a dividend and distribution on shares of Series A convertible preferred stock beneficially owned by Mr. Roth, which was reflected in a Form 4 filed on October 29, 2004.

      CODE OF ETHICS

      The Board has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is filed as Exhibit 14.1 to this report.

ITEM 10. EXECUTIVE COMPENSATION

      SUMMARY CONPENSATION TABLE

      The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other two most highly compensated executive officers whose total annual salary and bonus during the fiscal year ended December 31, 2004 exceeded $100,000. We refer to our Chief Executive Officer and these other executive officers as our "named executive officers" in this proxy statement. Unless otherwise indicated, all share amounts in this report have been adjusted to reflect the 1-for-3 reverse split of Crdentia's common stock effected in June 2004.

                           SUMMARY COMPENSATION TABLE


                                                                              LONG-TERM
                                          ANNUAL COMPENSATION             COMPENSATION AWARD
                                          -------------------             ------------------

                                                                                    SECURITIES
                                                                    RESTRICTED      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR        SALARY     BONUS     STOCK AWARD(S)    OPTIONS/SARS    COMPENSATION
---------------------------     ----        ------     -----     --------------    ------------    ------------
James D. Durham                 2004      $  316,103     --              --            433,333           --
                                2003      $  200,000     --              --          2,333,333           --
                                2002      $   66,667     --              --            922,426(2)        --
   Chairman and
   Chief Executive Officer

Pamela G. Atherton              2004      $  175,000     --              --            216,666           --
                                2003      $   71,934(3)  --              --            206,074           --
     President                  2002            --       --      $    2,667(4)              --      $26,361(5)

William S. Leftwich(1)          2004      $  158,288     --                             27,626(6)

Former Chief Financial
  Officer and Secretary

-----------

(1)   Mr. Leftwich resigned on September 15, 2004.

(2) Subject to the terms and conditions of a Common Stock Purchase Agreement dated May 15, 2002 by and between Mr. Durham and us, Mr. Durham had the right to purchase at a purchase price of $0.0003 per share, up to a number of additional shares of our common stock equal to twenty-five (25%) of the aggregate number of additional shares of our common stock and other securities convertible into common stock issued or issuable in connection with any acquisitions we complete on or before August 7, 2004. During 2003 we issued an aggregate of 3,689,703 shares as consideration for our four completed acquisitions of Baker Anderson Christie, Inc., New Age Staffing, Inc., Nurses Network, Inc. and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. As a result of the completion of these acquisitions, as of December 31, 2003 Mr. Durham had the right to purchase up to 922,426 shares of our common stock at $0.0003 per share. On December 31, 2003 the Common Stock Purchase Agreement was modified such that Mr. Durham relinquished his rights to purchase additional shares of common stock (but not as to the 922,426 shares previously discussed) that were to accrue to him in connection with acquisitions that occurred either before or after December 31, 2003.

(3)   Ms. Atherton did not begin to receive salary from us until August 2003.

(4) Pursuant to a Restricted Stock Issuance Agreement dated November 1, 2002, we issued Ms. Atherton 133,310 shares of our common stock at a purchase price of approximately $0.0201 per share in consideration for services previously rendered. Ms. Atherton vests in such shares of common stock over a four year period, pursuant to which she vested in 25% of the shares of common stock on November 1, 2002 and thereafter vests in the remaining shares in equal installments over the 36 month period beginning one year following the grant date. As of December 31, 2003, such shares of common stock had a value of $1,691,708 based upon a market price of our common stock of $4.23 per share, which was the average of the high and low bid prices per share of our common stock on the OTC Bulletin Board on the last day our common stock was traded during the fiscal year ended December 31, 2003.

(5) Such amounts represent expenses incurred by Ms. Atherton and reimbursed by us in connection with her relocation to our offices in Dallas, Texas.

(6) In April 2004 Mr. Leftwich was granted options to purchase 110,504 shares of common stock. In connection with a Separation Agreement and General Release, in September 2004, Mr. Leftwich's rights with respect to all but 27,626 shares covered by such options were terminated.

      STOCK OPTION GRANTS

      The following table sets forth information concerning each grant of stock options made during the fiscal year ended December 31, 2004 to each of the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                          INDIVIDUAL GRANTS
                                     --------------------------------------------------------------------------------------------
                                                             PERCENT OF TOTAL                        MARKET PRICE
                                      NUMBER OF SHARES       OPTIONS GRANTED TO    EXERCISE PRICE     ON DATE OF
                                     UNDERLYING OPTIONS      EMPLOYEES IN FISCAL     PER SHARE          GRANT          EXPIRATION
              NAME                        GRANTED                  YEAR(1)           ($/SHARE)        ($/SHARE)(2)        DATE
              ----                   ------------------      -------------------   --------------    -------------     ----------
James D. Durham.................          433,333                  59.6%               $3.10            $3.10            8/3/14
Pamela G. Atherton..............          216,666                  29.8%               $3.10            $3.10            8/3/14
William S. Leftwich.............           27,626(3)                3.8%               $3.15            $3.15            9/10/05


---------------

(1) Percentages are based on an aggregate of 727,625 net options granted (after deducting forfeitures in 2004 of options granted in 2004) to employees during the fiscal year ended December 31, 2004.

(2) The market price on the dates of grant reflects the closing bid price of our common stock on the OTC Bulletin Board on the respective dates of grant.

(3) In April 2004 Mr. Leftwich was granted options to purchase 110,504 shares of common stock. In connection with a Separation Agreement and General Release, in September 2004, Mr. Leftwich's rights with respect to all but 27,626 shares covered by such options were terminated.

    AGGREGATE OPTION EXERCISES IN 2004 AND OPTION VALUES AT DECEMBER 31, 2004

      The following table sets forth certain information, with respect to the named executive officers, concerning the exercise of options during our fiscal year ended December 31, 2004 and unexercised options held by them at the end of that fiscal year. No stock appreciation rights were exercised by the named executive officers during such fiscal year, and no stock appreciation rights were held by them at the end of such fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES




                                                    NUMBER OF SHARES UNDERLYING               VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS AS OF             IN-THE-MONEY OPTIONS AS OF
                                                         DECEMBER 31, 2004                     DECEMBER 31, 2004(1)
                                                    ---------------------------            --------------------------

                          NUMBER OF
                           SHARES
                         ACQUIRED ON   VALUE
      NAME                EXERCISE    REALIZED      EXERCISABLE        UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
      ----                --------    --------      -----------        -------------       -----------     -------------
James D. Durham .......       --         --          1,355,759           2,333,333          $2,398,308          $5,366,666
Pamela G. Atherton ....       --         --            422,742                  --                  --                  --
William S.  Leftwich...       --         --             27,626                  --                  --                  --


-------------

(1) Based on the market price of $2.60 per share, which was the average of the high and low bid prices per share of our common stock on the OTC Bulletin Board on the last day our common stock was traded during the fiscal year ended December 31, 2004, less the exercise price payable upon exercise of such options.

      DIRECTOR COMPENSATION

      Non-employee directors receive an annual payment of $50,000 for their service as members of the board of directors, including attending meetings of the board of directors. Members of the audit committee receive an additional annual payment of $5,000 for their service as members of the audit committee. The chairman of the audit committee receives an additional annual payment of $12,500 for his service. All directors are reimbursed for reasonable expenses incurred in connection with serving as a director.

      In addition, non-employee directors are issued 33,333 shares of common stock (or options to purchase such shares) upon their election to our board.
Such non-employee directors will thereafter be issued 8,333 shares of common stock (or options to purchase such shares) in each of the next two years of their three year term, except for the chairman of the audit committee, who will receive an aggregate of 16,667 shares of common stock (or options to purchase such shares) in each of the next two years. Each such grant will have a purchase price or exercise price per share equal to the fair market value per share of our common stock on the date of such grant. The board of directors may decide to implement this policy pursuant to an automatic grant program under the 2004 Stock Incentive Plan being presented to the stockholders in this proxy statement.

EMPLOYMENT CONTRACTS, SEVERANCE AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

      Employment Agreement with James D. Durham.

      We entered into an employment agreement with Mr. Durham dated August 14, 2002, which was amended on January 1, 2004. Pursuant to the amended agreement, we agreed to pay Mr. Durham a base salary $320,000 for the 2004 calendar year, subject to adjustment each calendar year thereafter by the board of directors. In the event that Mr. Durham becomes subject to an "involuntary termination," we have agreed to pay severance to Mr. Durham in one lump sum within thirty (30) days of the date of such involuntary termination in an aggregate amount equal to two times his then-current rate of base salary. In addition, for a period of twenty-four months, Mr. Durham would also be provided with life, health and disability plan benefits. In the event that it is determined that any of the foregoing payments or distributions would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Durham would be entitled to receive an additional payment to reimburse him for the taxes paid.

      As used in the agreement, the term "involuntary termination" means the termination of Mr. Durham's employment with us involuntarily upon his discharge, dismissal or our failure to renew the agreement. In addition, the term "involuntary termination" also means his termination, voluntarily or involuntarily, provided such termination occurs in connection with (i) a change in his position with us or any successor which materially reduces his level of responsibility or changes his title from Chairman and Chief Executive Officer,
(ii) a reduction in his level of compensation, (iii) a relocation of his principal place of employment by more than forty-five (45) miles without his written consent, (iv) our failure to qualify for trading on the OTC Bulletin Board within ninety (90) days of the date of the agreement or to continuously be listed for trading on the OTC Bulletin Board or another national securities exchange at all times thereafter, or (v) the commencement of any action, arbitration, audit, hearing, investigation, litigation or suit conducted or heard by or before, or otherwise involving, the Securities and Exchange Commission, the National Association of Securities Dealers or any other federal or state governmental body which has a material adverse effect on the price at which our securities trade and is not principally attributable to his actions or omissions.

      Option Grant to Mr. Durham

      Mr. Durham was granted an option to purchase 866,666 shares of common stock, at a price per share of $3.10, on August 3, 2004. This option is exercisable with respect to 433,333 shares and, due to the failure to satisfy certain vesting provisions, the option terminated with respect to the remaining 433,333 shares on December 31, 2004. This option terminates in full on August 2, 2014 and is exercisable for a period of three (3) months following the termination of Mr. Durham's employment or service to Crdentia, provided that the option may be exercised for a period of twelve (12) months following the termination of Mr. Durham's employment or service to Crdentia as a result of Mr. Durham's disability or death.

      Employment Agreement with Pamela G. Atherton.

      We entered into an Executive Employment Agreement with Ms. Atherton dated December 22, 2003. Pursuant to the agreement, we agreed to pay Ms. Atherton a base salary at the rate of $175,000 per year, which such salary will be reviewed from time to time in accordance with our procedures for adjusting salaries for similarly situated employees and may be adjusted in our sole discretion. In addition, we agreed to issue to Ms. Atherton one or more options to purchase a number of shares of our common stock equal to 5.209% of that aggregate number of shares of our common stock issued or issuable in connection with any acquisitions that we complete on or prior to August 7, 2004. Any such option(s) shall have an exercise price equal to the then current fair market value of our common stock on the date of the issuance of such option(s), as determined in good faith by our board of directors.

      Except for situations in which we terminate Ms. Atherton for "cause" (as defined in the agreement), in the event that we terminate Ms. Atherton's employment or in the event that she resigns for "good reason" she will be eligible to receive an amount, payable in a lump sum, equal to (i) six (6) months of her then-current base salary plus (ii) one month of the base salary for each month of employment beginning on August 7, 2003 in excess of six months but not to exceed twelve months. For purposes of the employment agreement, we may terminate Ms. Atherton for "cause" in the event that she (i) is indicted for or charged with a crime involving dishonesty, breach of trust, or physical harm to any person (except for misdemeanor resulting from harm caused through the operation of a motor vehicle); (ii) willfully engages in conduct that is in bad faith and materially injurious to us (including misappropriation of trade secrets, fraud or embezzlement); (iii) commits a material, uncured breach of the employment agreement; (iv) willfully refuses to implement or follow a lawful policy or directive that is consistent with the terms of the employment agreement; or (v) engages in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally. Ms. Atherton may terminate the employment agreement for "good reason" upon (i) a change in her position which materially reduces her level of responsibility;
(ii) a reduction in her base salary (unless the base salaries of all executive employees are also proportionately reduced); (iii) a relocation of her principal place of employment by more than fifty (50) miles (excluding her relocation to Dallas, Texas); or (iv) a material breach of the employment agreement by us.

      Restricted Stock Issuance Agreement with Pamela G. Atherton

      We entered into a Restricted Stock Issuance Agreement with Ms. Atherton dated November 1, 2002, pursuant to which we issued her 133,310 shares of our common stock at a purchase price of approximately $0.0201 per share. Ms. Atherton vests in such shares of common stock over a four year period, pursuant to which she vested in 25% of the shares of common stock on November 1, 2002 and thereafter vests in the remaining shares in equal installments over the thirty-six months beginning one year after the grant. In the event that Ms. Atherton is subject to an "involuntary termination" within 18 months of our acquisition, she will immediately accelerate vesting in the remaining shares of common stock. As defined in the agreement, an "involuntary termination" shall mean the termination of Ms. Atherton's service which occurs by reason of her involuntary dismissal or discharge for reasons other than "misconduct," or her voluntary resignation following a reduction in her level of compensation (including base salary, fringe benefits) by more than 15% or a relocation of her place of employment by more than fifty miles without her consent. "Misconduct" means the commission of any act of fraud, embezzlement or dishonesty, any unauthorized use or disclosure of confidential information or trade secrets or any other intentional misconduct adversely affecting our business or affairs.

      Option Grants to Pamela G. Atherton

      On December 22, 2003, we issued Ms. Atherton an option to purchase up to 206,074 shares of our common stock at an exercise price of $2.88 per share. Ms. Atherton vested in 100% of the shares subject to option on the date of the grant.

      Ms. Atherton was granted an option to purchase 433,333 shares of common stock, at a price per share of $3.10, on August 3, 2004. This option is exercisable with respect to 216,667 shares and, due to the failure to satisfy certain vesting provisions, the option terminated with respect to the remaining 216,666 shares on December 31, 2004. This option terminates in full on August 2, 2014 and is exercisable for a period of three (3) months following the termination of Ms. Atherton's employment or service to Crdentia, provided that the option may be exercised for a period of twelve (12) months following the termination of Ms. Atherton's employment or service to Crdentia as a result of Mr. Durham's disability or death.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of Crdentia's Compensation Committee served as an officer or employee of Crdentia or any of its subsidiaries during 2004 or was previously an officer of Crdentia or any of its subsidiaries. During 2004, no executive officer of Crdentia served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of Crdentia.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of April 27, 2005 unless otherwise noted, by:

      o     each of our named executive officers;

      o     each of our directors and nominees;

      o each person known by us to beneficially own more than 5% of our common stock; and

      o     all of our executive officers, directors and nominees as a group.

      Information with respect to beneficial ownership has been furnished by each executive officer, director, nominee or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days of April 27, 2005, if any.

      Percentage of beneficial ownership is based on 42,621,979 shares, consisting of 26,537,879 shares of our common stock outstanding as of April 27, 2005 and 16,084,100 shares of common stock issuable upon conversion of 160,841 shares of Series C convertible preferred stock Unless otherwise indicated, the address for the following stockholders is c/o Crdentia Corp., 14114 Dallas Parkway, Suite 600, Dallas, Texas 75254.



                                                                                              PERCENTAGE
                                                                      NUMBER OF SHARES         OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED    BENEFICIALLY OWNED
------------------------------------                                 ------------------    ------------------
EXECUTIVE OFFICERS, DIRECTORS AND NOMINEES:

James D. Durham (1)..................................................   4,516,167               9.96%

Pamela G. Atherton (2)...............................................     556,052               1.29%

Joseph M. DeLuca (3).................................................     192,307                   *

Thomas F. Herman (4).................................................       2,550                   *

James J. TerBeest....................................................           0                   *

Vicki L. Smith.......................................................           0                   *

Robert J. Kenneth (5)................................................     230,353                   *

Robert P. Oliver (6).................................................     145,537                   *

C. Fred Toney (7)....................................................  35,227,067              63.53%

5% STOCKHOLDERS:

MedCap Partners, L.P. (8)............................................  35,224,517              63.52%
     500 Third Street, Suite 535
     San Francisco, CA 94107

Cynthia Permenter ...................................................   4,847,250              11.37%
     12107 Leuders Lane
     Dallas, Texas 75230

All directors, executive officers and nominees as a group
     (9 persons).....................................................  40,870,033              69.65%


---------------

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

      (1) Includes (i) 399,666 shares of common stock held with his spouse, Sandra J. Durham, as community property; (ii) 13,333 shares of common stock held by Paine Webber as custodian for the IRA FBO James D. Durham;
      (iii) 296,320 shares of common stock held by the James D. Durham Living Trust (1997), as amended; (iv) 66,666 shares of common stock held by FCMJ, LLC, as its managing member; (v) 488,473 shares of common stock held by Durham Properties, LLC; 922,426 shares of common stock issuable within 60 days of April 27, 2005 upon the exercise of rights pursuant to a Common Stock Purchase Agreement dated May 15, 2002; (vi) 433,333 shares subject to options exercisable within 60 days of April 27, 2005; (vii) 5,417 shares of Series C convertible preferred stock held by Durham Properties, LLC which is convertible into 541,700 shares of common stock.; and (viii) 13,543 warrants to purchase Series C convertible preferred stock which is convertible into 1,354,250 shares of common stock.

      (2) Includes (i) 133,310 shares of common stock held by Ms. Atherton; (ii) 422,742 shares subject to options exercisable within 60 days of April 27, 2005.

      (3) Includes (i) 33,333 shares of common stock held by Mr. DeLuca; 15,793 shares of common stock held by the DeLuca Trust dated 1/7/2000; (iii) 54,748 shares of common stock held by Health Care Investment Visions, LLC;
      (iv) 83,333 shares of common stock issuable within 60 days of April 27, 2005 upon conversion of a certain convertible secured promissory note in the aggregate principal amount of $50,000 issued to the DeLuca Trust dated 1/7/2000; and (v) 5,100 shares subject to options exercisable within 60 days of April 27, 2005. Mr. DeLuca is the trustee of the DeLuca Trust dated 1/7/2000 and is a managing member of Health Care Investment Visions, LLC. Mr. DeLuca disclaims beneficial ownership of the shares held by the DeLuca Trust dated 1/7/2000 and Health Care Investment Visions, LLC, except to the extent of his pecuniary interest therein.

      (4) Includes 2,550 shares subject to options exercisable within 60 days of April 27, 2005.

      (5) Includes (i) 33,333 shares of common stock held by Mr. Kenneth; (ii) 194,470 shares of common stock held by the Kenneth Family Trust U/A 3/11/87; and (iii) 2,550 shares subject to options exercisable within 60 days of April 27, 2005.

      (6) Includes (i) 142,987 shares held by the RP Oliver Community Property Trust; and (ii) 2,550 shares subject to options exercisable within 60 days of April 27, 2005.

      (7) Includes (i) 7,270,567 shares of common stock held by MedCap Partners L.P. (ii) 151,251 shares of Series C convertible preferred stock convertible into 15,125,100 shares of common stock held by MedCap Partners L.P. (iii) 122,289 warrants to purchase Series C preferred stock which are convertible into 12,228,850 shares of common stock (iv) 6000 warrants to purchase Series B-1 convertible preferred stock which are convertible into 600,000 shares of common stock; and (v) 2,550 shares subject to options exercisable within 60 days of April 27, 2005. C. Fred Toney, a member of the board of directors, is managing partner of MedCap Management & Research, LLC, the general partner of MedCap Partners, L.P. Mr. Toney disclaims beneficial ownership of the shares held by MedCap Partners, L.P., except to the extent of his pecuniary interest therein.

      (8) Includes (i) 7,270,567 shares of common stock held by MedCap Partners L.P. (ii) 151,251 shares of Series C convertible preferred stock convertible into 15,125,100 shares of common stock held by MedCap Partners L.P. (iii) 122,289 warrants to purchase Series C preferred stock which are convertible into 12,228,850 shares of common stock; and (iv) 6000 warrants to purchase Series B-1 convertible preferred stock which are convertible into 600,000 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

            The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under currently outstanding equity compensation plans.


------------------------------------------------------------------------------------------------------------------------------------
                                                           A                       B                               C
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NUMBER OF SECURITIES REMAINING
                                                                                                     AVAILABLE FOR FUTURE ISSUANCE
                                           NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE       UNDER EQUITY COMPENSATION PLANS
                                           ISSUED UPON EXERCISE OF         EXERCISE PRICE OF       (EXCLUDING SECURITIES REFLECTED
           PLAN CATEGORY                     OUTSTANDING OPTIONS         OUTSTANDING OPTIONS                      IN COLUMN A)
------------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans                               49,999                   $ 5.10                         750,001
   Approved by Security Holders(1)
------------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans not
   Approved by Security Holders(2)                   4,206,124                      .85                              --
------------------------------------------------------------------------------------------------------------------------------------



(1)   Consists of our 2004 Stock Incentive Plan

(2) Consists of (i) an option to purchase 33,333 shares of common stock granted to Thomas F. Herman on December 16, 2003; (ii) an option to purchase 33,333 shares of common stock granted to C. Fred Toney on December 16, 2003; (iii) an option to purchase 206,074 shares of common stock granted to Pamela Atherton on December 22, 2003; (iv) an option to purchase 2,333,333 shares of common stock granted to James D. Durham on December 31, 2003; (v) rights of Mr. Durham to purchase up to 922,426 shares of our common stock pursuant to a Common Stock Purchase Agreement dated May 15, 2002; (vi) an option to purchase 27,626 shares of common stock granted to William S. Leftwich on April 8, 2004; (vii) an option to purchase 433,333 shares of common stock granted to James D. Durham on August 3, 2004; and (viii) an option to purchase 216,666 shares of common stock granted to Pamela G. Atherton on August 3, 2004.

      In December 2003, we issued to each of Thomas F. Herman and C. Fred Toney, members of our board of directors, an option to purchase 33,333 shares of our common stock with an exercise price of $2.88 in connection with their respective appointments to our board of directors. Such options have a ten year term and vest over a three year period, with one third of the shares subject to the option vesting after the first year and the remainder of the shares subject to the option vesting in equal amounts over the next twenty-four months thereafter.

      In April 2004 Mr. Leftwich was granted options to purchase 110,504 shares of common stock. In connection with a Separation Agreement and General Release, in September 2004, Mr. Leftwich's rights with respect to all but 27,626 shares covered by such options were terminated.

      As discussed above, on December 22, 2003, we issued Pamela G. Atherton an option to purchase up to 206,074 shares of our common stock at an exercise price of $2.88 per share. In addition, on August 3, 2004 we granted Ms. Atherton an option to purchase up to 216,666 shares of common stock at an exercise price per share of $3.10

      On August 3, 2004, we granted James D. Durham an option to purchase up to 433,333 shares of common stock at an exercise price per share of $3.10. In May 2002, we entered into a Common Stock Purchase Agreement with Mr. Durham pursuant to which he is entitled to purchase 922,426 shares of our common stock at $0.0003 per share. In December 2002, we issued to Mr. Durham an option to purchase up to 2,333,333 shares of our common stock at an exercise price of $0.30 per share. For further discussion of the option, please see "Certain Relationships and Related Party Transactions - Employment, Bonus and Option Agreements with Executive Officers."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since January 1, 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person's immediate family had or will have a direct or indirect material interest other than the transactions described below.

ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK

      In December 2003, we issued an aggregate of 1,000,000 shares of Series A convertible preferred stock to MedCap Partners L.P. ("MedCap") and 750,000 shares of Series A convertible preferred stock to SF Capital, Ltd. In January 2004 we issued an additional 1,000,000 shares of Series A convertible preferred stock to MedCap. These shares of Series A convertible preferred stock were issued at a per share price of $1.00. On September 30, 2004, all outstanding shares of Series A convertible preferred stock were voluntarily converted into 4,583,333 shares of common stock. Such conversion was effected pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation and the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. The holders of our Series A convertible preferred stock (and the common stock issued upon conversion of the Series A convertible preferred stock) were granted certain registration rights set forth in an Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among Crdentia and the investors listed on Schedule A thereto.

ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

      On June 16, 2004, Crdentia issued 6,250,000 shares of Series B Convertible Preferred Stock at a cash price per share of $0.20 to MedCap. On September 30, 2004, 2,500,000 shares of Series B convertible preferred stock were voluntarily converted in 833,333 shares of common stock. Such conversion was effected pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation and the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. The holder of our Series B convertible preferred stock (including the common stock issued upon conversion of the Series B convertible preferred stock) was granted certain registration rights set forth in an Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among Crdentia and the investors listed on Schedule A thereto.

ISSUANCE OF SERIES B-1 CONVERTIBLE PREFERRED STOCK AND WARRANT TO PURCHASE SERIES B-1 CONVERTIBLE PREFERRED STOCK

      Effective as of August 9, 2004, Crdentia (i) issued approximately 29,841 shares of Series B-1 Convertible Preferred Stock, (ii) issued approximately 40,822 shares of Common Stock, and (iii) paid approximately $225,000 in cash in exchange for the cancellation of all outstanding principal and accrued and unpaid interest under certain promissory notes issued in 2003. Nick Liuzza, Jr., who at the time was an employee of Crdentia, received a portion of such cash and shares of Series B-1 convertible preferred stock.

      In addition, effective as of August 9, 2004, Crdentia issued approximately 7,916 shares of Series B-1 Convertible Preferred Stock at a cash price per share of $60.00 to investors, including James D. Durham, our Chairman and Chief
Executive Officer, who purchased 4,166 shares of Series B-1 Convertible Preferred Stock.

      On September 30, 2004, Crdentia issued 12,644 shares of Series B-1 Convertible Preferred Stock in exchange for the cancellation of $758,640 in outstanding principal plus accrued and unpaid interest under certain convertible subordinated promissory notes issued in 2003. The holders of such notes included James D. Durham, the Company's Chairman and Chief Executive Officer, Robert P. Oliver, a member of the Company's Board of Directors, and Health Care Investment Visions, LLC, an entity in which Joseph M. DeLuca, a member of the Company's Board of Directors, is a Managing Member.

      Effective as of September 30, 2004, the holders of 4,112 shares of Series B-1 convertible preferred stock voluntarily converted those shares into 411,200 shares of common stock. Such conversion was effected pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation and the Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock. The holders of such shares included Mr. Durham, Mr. Oliver, and Health Care Investment Visions, LLC, an entity in which Mr. DeLuca, is a Managing Member.

      In consummation of discussions that began in July 2004, on November 10, 2004, we issued 45,450 shares of Series B-1 Convertible Preferred Stock in exchange for the cancellation of approximately $2.7 million in outstanding principal plus accrued and unpaid interest under certain subordinated promissory notes issued in December 2003. In connection with such conversion, Crdentia entered into a Release with Cynthia F. Permenter, Professional Staffing Resources, Inc. and Nursing Services Registry of Savannah, Inc.

      The holders of such shares of Series B-1 convertible preferred stock (and the common stock issued upon conversion of the Series B-1 convertible preferred stock) were granted certain registration rights set forth in a Registration Rights Agreement dated August 9, 2004 by and among the Company and the investors listed on Schedule A thereto.

      On August 31, 2004, the Company granted a warrant to purchase up to 6,000 shares of Series B-1 Preferred Stock to MedCap (the "MedCap Warrant"). The MedCap Warrant is exercisable for a period of five years at a price of $60.00 per share of Series B-1 Preferred Stock.

ISSUANCE OF SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE SERIES C CONVERTIBLE PREFERRED STOCK

      In August, September, October and November, 2004, we issued (i) an aggregate total of 52,502 shares of Series C convertible preferred stock at a cash price per share of $60.00, and (ii) warrants to purchase an aggregate total of 254,596 shares of Series C convertible preferred stock. Such shares of Series C convertible preferred stock and warrants were issued to certain investors, including MedCap and James D. Durham, the Company's Chairman and Chief Executive Officer.

      The holders of such shares of Series C convertible preferred stock were granted certain registration rights set forth in an Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among Crdentia and the investors listed on Schedule A thereto.

DIVIDEND AND DISTRIBUTION ON PREFERRED STOCK

      Effective as of September 30, 2004, the Company issued 712,860 shares of its Common Stock as a dividend and distribution on shares of its Series A convertible preferred stock, Series B convertible preferred stock, Series B-1 convertible preferred stock and Series C convertible preferred stock.

      A dividend and distribution of 395,098 shares of Common Stock was declared as of December 31, 2004 on shares of Series B convertible preferred stock, Series B-1 convertible preferred stock and Series C convertible preferred stock.

MAKEWELL AGREEMENT

      In  connection  with the August  31,  2004  closing of a Term Loan  Credit
Facility provided to Crdentia by Bridge Opportunity Finance, LLC ("BOF"), Crdentia was required to enter into a Makewell Agreement (the "Makewell") with MedCap, BOF and Bridge Healthcare Finance, LLC. Under the Makewell, MedCap agreed to contribute to the Company a cash amount equal to any "EDITDA Shortfall" (as defined in the Makewell). Such contributions were to be in the form of purchases of additional shares of Series C convertible preferred stock. The Makewell terminated in November 2004.

ISSUANCE OF CONVERTIBLE SUBORDINATED PROMISSORY NOTES

      In September 2003, we issued $675,000 in principal amount of convertible subordinated promissory notes to six investors. We issued additional notes in the aggregate principal amount of $235,000 in September and October 2003 and December 2004. Subject to the conversion provisions set forth in the notes, the unpaid principal together with all accrued interest on the notes is due and payable in full one year following the issuance date of each such note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments.

      Three of the purchasers of the notes included Joseph M. DeLuca, Robert P. Oliver and James D. Durham. Messrs. DeLuca and Oliver are current members of our board of directors and our audit committee. Messrs. DeLuca and Oliver purchased, together with an affiliate of Mr. DeLuca's, notes in the aggregate principal amount of $125,000. Mr. Durham, a member of our board of directors and our Chairman and Chief Executive Officer, purchased a note in the principal amount of $50,000.

      Effective September 2, 2004, Mr. DeLuca extended the maturity of his $50,000 convertible subordinated promissory note to March 2, 2005. Effective September 30, 2004, Crdentia issued 12,611 shares of Series B-1 convertible preferred stock in exchange for the cancellation of $758,640 in outstanding principal plus accrued and unpaid interest under certain of the convertible subordinated promissory notes. In November 2004 Crdentia paid the remaining $120,000 of outstanding principal and accrued and unpaid interest under the convertible subordinated promissory notes.

ACQUISITION OF ARIZONA HOME HEALTH CARE/PRIVATE DUTY, INC.

      In August 2004, we completed our acquisition of Arizona Home Health Care/Private Duty, Inc., an Arizona corporation, pursuant to the terms of an Agreement and Plan of Reorganization dated August 26, 2004. The aggregate merger consideration consisted of $3,900,000 in cash and 200,000 shares of common stock. In connection with the acquisition, we also entered into an Executive Employment Agreement with William C. Crocker, a former shareholder of Arizona Home Health Care/Private Duty, Inc.

ACQUISITION OF NEW AGE STAFFING, INC.

      In September 2003, we completed our acquisition of New Age Staffing, Inc., a Texas corporation, pursuant to the terms of an Agreement and Plan of Reorganization dated September 15, 2003. The aggregate merger consideration consisted of 6,884,614 shares of our common stock and $2,050,000 in cash, $400,000 of which was paid on the closing date, $265,000 of which was to be paid on or prior to October 15, 2003 and $1,650,000 of which was to be paid in 21 consecutive equal monthly installments beginning January 15, 2004 (the "NAS Note"). In connection with the acquisition, we also entered into an Executive Employment Agreement with Nick Liuzza, Jr., a former stockholder of New Age Staffing, Inc. Effective as of August 9, 2004, we (i) issued approximately
13,191 shares of Series B-1 Convertible Preferred Stock, (ii) issued approximately 40,822 shares of Common Stock, and (iii) paid approximately $225,000 in cash in exchange for the cancellation of all outstanding principal and accrued and unpaid interest under the NAS Note.

ACQUISITION OF NURSES NETWORK, INC.

      In October 2003, we completed our acquisition of Nurses Network, Inc., a California corporation, pursuant to an Agreement and Plan of Reorganization dated July 16, 2003, as amended on September 9, 2003. The aggregate merger consideration was equal to sixty percent of the sum of Nurses Network, Inc.'s revenue for the six consecutive fiscal quarters commencing with the fiscal quarter ending September 30, 2003 and was payable solely in shares of our common stock. Subject to the terms and conditions of the merger agreement, we made an advance closing payment of 39,361 shares of our common stock to the former stockholders of Nurses Network, Inc. at the closing. Robert Kenneth, a member of our board of directors, was a director, officer and stockholder of Nurses Network, Inc., and at closing 19,680 shares of common stock were issued to the Kenneth Family Trust U/A 3/11/87.

      Two notes were due to the sellers of Nurses Network. The first note amounted to $64,000 and was due in three equal installments on October 2, 2004, October 2, 2005 and October 2, 2006. Interest was accrued at a financial institution's Base Rate plus 1%. The second note, in the amount of $50,432 plus interest accrued at a financial institution's Base Rate plus 1% was due and payable on July 2, 2004. Of the original note, $91,932 was payable to a member of the Company's Board of Directors. Remaining amounts due on the notes were converted to stock during 2004.

ACQUISITION OF PSR NURSES, LTD.

      In December 2003, we completed our acquisition of PSR Nurse Recruiting, Inc., a Texas corporation, and PSR Nurses Holdings Corp., a Texas corporation, pursuant to an Agreement and Plan of Reorganization dated November 4, 2003. PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. are the holders of the general and limited partnership interests, respectively, of PSR Nurses, Ltd., a Texas limited partnership. The aggregate merger consideration included 1,195,470 shares of our common stock and the issuance by us of $3,925,000 in convertible subordinated promissory notes to former creditors of PSR Nurses, Ltd. (the "PSR Notes"). In August and November 2004 we issued 62,100 shares of Series B-1 convertible preferred stock in exchange for the cancellation of all outstanding principal and accrued and unpaid interest under the PSR Notes.

SEPARATION AGREEMENT AND GENERAL RELEASE

      In September 2004 we entered into a Separation Agreement and General Release with William S. Leftwich. This agreement provides Mr. Leftwich with certain benefits in exchange for, among other things, our receipt of a general release of claims and his cooperation in helping us with the transition of his successor. Pursuant to the terms of the Separation Agreement, we agreed to continue to pay Mr. Leftwich his current base salary of $175,000 per year for a period of one month. In addition, we agreed to accelerate Mr. Leftwich's vesting in twenty-five percent of the options he holds to purchase 110,504 shares of our common stock and agreed to provide Mr. Leftwich until September 10, 2005 in which to exercise the options.

STOCK PURCHASE AGREEMENT

      On May 18, 2004, we and MedCap entered into a Stock Purchase Agreement pursuant to which we and MedCap agreed to purchase an aggregate of 1,766,014 shares of our common stock from certain of our stockholders. Under the Stock Purchase Agreement, MedCap purchased 1,016,014 shares of common stock for $762,010.50 on May 18, 2004. The remaining 750,000 shares of common stock were delivered to an escrow agent. These shares will be released from escrow as follows: (i) beginning on July 1, 2004 and continuing on the first day of each month through and including June 1, 2005, we, or our assign(s), shall pay $31,250 to the escrow agent, and the escrow agent shall cause 31,250 shares to be transferred to us or our assign(s); and (ii) beginning on July 1, 2005 and continuing on the first day of each month through and including June 1, 2006, we, or our assign(s), shall pay $46,875 to the escrow agent, and the escrow agent shall cause 31,250 shares to be released to us or our assign(s). The escrow agent shall distribute funds received from us, or our assign(s), to the stockholders who are parties to the Stock Purchase Agreement.

EMPLOYMENT, BONUS AND OPTION AGREEMENTS WITH EXECUTIVE OFFICERS

      We have entered into Employment Agreements with James D. Durham, our Chairman and Chief Executive Officer, and Pamela G. Atherton, our President. For a description of such agreements, please see "Executive Officers - Employment Contracts, Severance Agreements and Change of Control Arrangements."

      We entered into a Restricted Stock Issuance Agreement with Ms. Atherton dated November 1, 2002 and an Option Agreement dated December 16, 2003, pursuant to which she may receive accelerated vesting in the shares of common stock purchased thereby or underlying the option in the event that she is terminated within 18 months of our acquisition. For a description of such agreements, please see "Executive Officers - Employment Contracts, Severance Agreements and Change of Control Arrangements."

      Ms. Atherton was granted an option to purchase 433,333 shares of common stock, at a price per share of $3.10, on August 3, 2004. This option is exercisable with respect to 216,667 shares and, due to the failure to satisfy certain vesting provisions, the option terminated with respect to the remaining 216,666 shares on December 31, 2004.

      We entered into a Common Stock Purchase Agreement dated May 15, 2002 with Mr. Durham, pursuant to which Mr. Durham had the right to purchase at a purchase price of $0.0003 per share, up to a number of additional shares of our common stock equal to 25% of the aggregate number of additional shares of our common stock and other securities convertible into common stock issued or issuable in connection with any acquisitions we complete on or before August 7, 2004. We have issued an aggregate of 3,689,703 shares as consideration for our four completed acquisitions of Baker Anderson Christie, Inc., New Age Staffing, Inc., Nurses Network, Inc., PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. As a result of the completion of these acquisitions, Mr. Durham has the right to purchase up to 922,426 shares of our common stock at $0.0003 per share.

      Mr. Durham was granted an option to purchase 866,666 shares of common stock, at a price per share of $3.10, on August 3, 2004. This option is exercisable with respect to 433,333 shares and, due to the failure to satisfy certain vesting provisions, the option terminated with respect to the remaining 433,333 shares on December 31, 2004.

      In April 2004 we granted William S. Leftwich an option to purchase 110,504 shares of common stock at an exercise price of $3.15 per share. In September 2004 this option was amended to provide that Mr. Leftwich has the right to purchase 27,626 shares of common stock.

      In December 2003, our board of directors approved certain modifications to our current equity arrangements with Mr. Durham. In connection with these modifications, Mr. Durham agreed to relinquish certain rights pursuant to the Common Stock Purchase Agreement to purchase additional shares of our common stock that accrue to him after December 31, 2003 in connection with acquisitions that occur either before or after December 31, 2003. With respect to Mr. Durham's rights to purchase an additional 922,426 shares of Common Stock that accrued to him prior to such date, we agreed to extend Mr. Durham's right to purchase such additional shares to fifteen years after the Vesting Expiration Date (as defined in the Common Stock Purchase Agreement). In consideration for Mr. Durham's modification of his purchase right, our board of directors approved the issuance to him of an option (the "Option") to purchase up to 2,333,333 shares of our common stock at an exercise price of $0.30 per share, which expires on December 31, 2018. Mr. Durham is fully vested in the Option, which is exercisable by him in accordance with the following schedule: One hundred percent (100%) of the shares of our common stock subject to the Option shall be exercisable by Mr. Durham on December 31, 2008. Notwithstanding the foregoing, a certain number of shares of common stock subject to the Option may be exercised prior to December 31, 2008 upon the closing of certain acquisitions by us. In addition to the issuance of the Option, we also entered into a Bonus and Other Agreement with Mr. Durham pursuant to which we agreed to pay to Mr. Durham cash bonuses in the amount of $540,000 on December 31, 2006 and January 4, 2007.

STOCK AND OPTION AGREEMENTS WITH DIRECTORS

      In October 2002, we entered into a Restricted Stock Issuance Agreement with each of Robert J. Kenneth and Joseph M. DeLuca pursuant to which we issued each of them 33,333 shares of common stock at a per share price of $0.0201. In November 2002, we entered into a Restricted Stock Issuance Agreement with Robert
P. Oliver pursuant to which we issued him 33,333 shares of common stock at a per share price of $0.0201. Mr. Kenneth, Mr. DeLuca and Mr. Oliver are members of our board of directors. Each of the directors vests in the shares of common stock over a period of thirty six months. In the event that any of the directors is subject to an "involuntary termination" within 18 months of our acquisition, he will immediately accelerate in the remaining shares of common stock. As defined in the agreement, an "involuntary termination" shall mean the termination of the director's service which occurs by reason of his involuntary dismissal or discharge for reasons other than "misconduct." "Misconduct" means the commission of any act of fraud, embezzlement or dishonesty, any unauthorized use or disclosure of confidential information or trade secrets or any other intentional misconduct adversely affecting our business or affairs.

      In December 2003, we issued to each of Thomas F. Herman and C. Fred Toney, members of our board of directors, an option to purchase 33,333 shares of our common stock with an exercise price of $2.88 in connection with their respective appointments to our board of directors. For further discussion regarding these options grants, please see "Executive Compensation - Equity Compensation Plan Information."

      In May 2004 we issued the following options, with an exercise price of $5.10 per share: (i) an option to purchase 8,333 shares of common stock to Mr. Oliver; (ii) an option to purchase 16,667 shares of common stock to Mr. DeLuca;
(iii) an option to purchase  8,333  shares of common stock to Mr.  Kenneth;  and
(iv) an option to purchase 8,333 shares of common stock to Mr. Toney; and (v) an option to purchase 8,333 shares of common stock to Mr. Herman.

ITEM 13. EXHIBITS

      The following documents are filed as part of this report:

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

2.9(63) Agreement and Plan of Reorganization, dated as of August 2004, by and among the Company, CRDE Corp., CPS Acquisition Corporation, Care Pros Staffing, Inc. and certain shareholders of Care Pros Staffing, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

4.10(46) Convertible Subordinated Promissory Note dated September 2, 2003 in the original principal amount of $50,000 made payable to the DeLuca Trust, dated 1/7/00, as amended by Amendment to Convertible Subordinated Promissory Noted dated September 2, 2004 and Amendment No. 2 to Convertible Subordinated Promissory Note dated March 2, 2005.

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

10.2(23)#   Executive Employment  Agreement,  dated as of August 31, 2004 by and between Crdentia Corp. and William C. Crocker.

10.3(28)#   Notice of Stock Option Award and Stock Option Award  Agreement dated
            August 3, 2004 by and between Crdentia Corp. and James D. Durham.

10.4(29)#   Notice of Stock Option Award and Stock Option Award  Agreement dated
            August 3, 2004 by and between Crdentia Corp. and Pamela G. Atherton.

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

10.12(64)#  Form of  Notice  of  Stock  Option  Award  and  Stock  Option  Award
            Agreement under the Crdentia Corp. 2004 Stock Incentive Plan.

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

10.15(65)   Amended and Restated Loan and Security  Agreement - Revolving Loans,
            dated as of November 30, 2004,  between Bridge  Healthcare  Finance,
            LLC, as Lender, and Crdentia Corp.,  Baker Anderson Christie,  Inc.,
            Nurses Network, Inc., New Age Staffing,  Inc., PSR Nurses, Ltd., PSR
            Nurse  Recruiting,  Inc.,  PSR Nurses  Holdings  Corp.,  CRDE Corp.,
            Arizona Home Health  Care/Private Duty, Inc. and Care Pros Staffing,
            Inc., as Borrower.

10.16(66)   First Amendment to Loan and Security Agreement - Term Loan, dated as of November 30, 2004,  between Bridge Opportunity  Finance,  LLC, as
            Lender, and Crdentia Corp.,  Baker Anderson  Christie,  Inc., Nurses
            Network,  Inc., New Age Staffing,  Inc., PSR Nurses, Ltd., PSR Nurse
            Recruiting,  Inc., PSR Nurses  Holdings Corp.,  CRDE Corp.,  Arizona
            Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc., as
            Borrower.

10.17(52)   Agreement to Purchase Accounts and Security Agreement dated February
            8, 2002 between New Age Staffing, Inc. and Katz Factoring, Inc.

10.18(53)   Amendment to Agreement to Purchase Accounts and Security  Agreement,
            dated  effective  as of August 8, 2003,  made by and between New Age
            Staffing, Inc. and Katz Factoring, Inc.

10.19(54)#  Executive  Employment  Agreement  dated  December  22,  2003  by and between Crdentia Corp. and Pamela G. Atherton.

10.20(55)#  Notice of Stock Option Award and Stock Option Award  Agreement dated
            December 22, 2003 by and between Crdentia Corp. and Pamela G. Atherton.

10.21(56)#  Notice of Stock Option Award dated  December 31, 2003 by and between
            Crdentia Corp. and James D. Durham.

10.22(57)#  Stock Option Plan and Award Agreement dated December 31, 2003 by and between Crdentia Corp. and James D. Durham.

10.23(58)#  Bonus and Other  Agreement  dated  December  31, 2003 by and between
            Crdentia Corp. and James D. Durham.

10.24(59)   Commercial  Receivables Sale Agreement dated November 8, 2001 by and between Alamo Capital Corporation and PSR Nurses, Ltd.

10.25(60)   Office Lease  Agreement  dated February 1, 2002 by and between Merit
            99 Office Portfolio, L.P. and PSR Nurses, Ltd.

10.26(61)#  Notice of Stock Option Award and Stock Option Award  Agreement dated
            December  16,  2003 by and  between  Crdentia  Corp.  and  Thomas F.
            Herman.

10.27(62)#  Notice of Stock Option Award and Stock Option Award  Agreement dated
            December 16, 2003 by and between Crdentia Corp. and C. Fred Toney.

14.1        Code of Business Conduct and Ethics.

21.1(67)    List of Subsidiaries of Crdentia Corp.

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

(46) Previously filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 3, 2003 and incorporated herein by reference.

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

(61) Previously filed as Exhibit 10.10 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(62) Previously filed as Exhibit 10.11 to the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(63) Previously filed as Exhibit 2.9 to the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 and incorporated herein by reference.

(64) Previously filed as Exhibit 10.12 to the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 and incorporated herein by reference.

(65) Previously filed as Exhibit 10.15 to the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 and incorporated herein by reference.

(66) Previously filed as Exhibit 10.16 to the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 and incorporated herein by reference.

(67) Previously filed as Exhibit 21.1 to the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following sets forth the aggregate fees billed to Crdentia for the fiscal years ended 2003 and 2004 by BDO Seidman, LLP and Sanford H. Feibusch.

AUDIT FEES

      The aggregate fees billed by BDO Seidman,  LLP for  professional  services
rendered  for  the  fiscal   years  ended   December  31,  2003  and  2004  were
approximately $125,500 and $120,700, respectively.

      The aggregate fees billed by KBA Group, LLP for professional services rendered for the fiscal year ended December 31, 2004 were approximately $113,000.

      Audit fees include amounts billed for our audit and our quarterly reviews.

TAX FEES AND ALL OTHER FEES

      The aggregate fees billed by BDO Seidman for the fiscal years ended December 31, 2003 and 2004, other than as stated above under the caption "Audit Fees," were $152,600 and $36,600, respectively. The fees incurred in 2003 were primarily for tax and other audit services rendered in connection with our acquisition of New Age Staffing, Inc. PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. The fees incurred in 2004 were primarily for tax and other audit services rendered in connection with our acquisition of PSR Nurses, Ltd. No fees were billed by Mr. Feibusch for the fiscal years ended December 31, 2003 and 2004.

The audit committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors. All of the services described above under the caption "Tax Fees and All Other Fees" were pre-approved by the audit committee.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CRDENTIA CORP.

                                         By: /s/ James D. Durham
                                            ------------------------------------
                                            James D. Durham
                                            Chairman and Chief Executive Officer
                                            April 29, 2005