Form 10QSB
period 2005-03-31
CRDENTIA CORP
filed 2005-05-16
CIK 1073857

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (972) 850-0780
                           (Issuer's telephone number)

26,537,879 shares of Common Stock, $.0001 par value, outstanding on May 10, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                 CRDENTIA CORP.

                          Form 10-QSB Quarterly Report
                    For Quarterly Period Ended March 31, 2005

                                Table of Contents

                                                                            Page
                                                                            ----

PART I -- FINANCIAL INFORMATION                                               3

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Balance Sheets at March 31, 2005
         (unaudited) and December 31, 2004                                    3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Months Ended March 31, 2005 and 2004                   4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the Three Months Ended March 31, 2005 and 2004                   5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis or Plan of Operation            23

Item 3.  Controls and Procedures                                              37


PART II -- OTHER INFORMATION                                                  38

Item 1.  Legal Proceedings                                                    38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          38

Item 3.  Defaults Upon Senior Securities                                      38

Item 4.  Submission of Matters to a Vote of Security Holders                  38

Item 5.  Other Information                                                    38

Item 6.  Exhibits                                                             39

SIGNATURES                                                                    42

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                                 CRDENTIA CORP.
                      Condensed Consolidated Balance Sheets

                                                                    March 31, 2005       December 31,
                                                                      (Unaudited)            2004
                                                                   ----------------    ---------------
Current assets:
   Cash and cash equivalents                                          $    208,713       $    362,472
   Accounts receivable, net of allowance for doubtful
   accounts of $99,838 in 2005 and $114,957 in 2004                      3,943,127          2,908,403
   Unbilled receivables                                                    456,558            303,626
   Other current assets                                                    322,734            495,579
                                                                   ----------------    ---------------
Total current assets                                                     4,931,132          4,070,080

Property and equipment, net                                                373,230            293,600
Goodwill                                                                22,569,976         12,974,973
Intangible assets, net                                                   2,369,593          1,660,717
Other assets                                                               809,024            837,061
                                                                   ----------------    ---------------
Total assets                                                          $ 31,052,955       $ 19,836,431
                                                                   ================    ===============

Current liabilities:
   Accounts payable and accrued expenses                              $  2,552,865       $  2,523,069
   Accrued dividends on convertible preferred stock                             --          1,027,254
   Accrued employee compensation and benefits                              636,945            554,945
   Revolving lines of credit                                             2,613,055          2,521,598
   Current portion of note payable to lender, net of discount                   --          2,049,816
   Note payable to stockholder                                                  --            400,000
   Current portion of notes payable to sellers                             710,899            184,948
   Other current liabilities                                               243,319            100,017
   Subordinated convertible note, net of discount                           50,000             50,000
                                                                   ----------------    ---------------
Total current liabilities                                                6,807,083          9,411,647

Note payable to lender, less current portion                             2,117,315                 --
Long term bonus payable                                                    907,271            884,962
Notes payable to sellers, less current portion                           2,620,844                 --
Other long-term liabilities                                                 33,045             33,045
                                                                   ----------------    ---------------
Total liabilities                                                       12,485,558         10,329,654
                                                                   ----------------    ---------------

Commitments and contingencies

Convertible preferred stock, 10,000,000 shares authorized:
   Series B Convertible Preferred Stock
     $0.0001 par value, no shares outstanding at 2005 and
     3,750,000 shares outstanding at 2004 (liquidation
     preference of $750,000 in 2004)                                            --           750,000
   Series  B-1  Convertible   Preferred  Stock
     $0.0001  par  value,  no  shares outstanding at
     2005 and 93,043 shares outstanding at 2004
     (liquidation preference of $5,582,580 in 2004)                             --         30,123,400
   Series C Convertible Preferred Stock
     $0.0001 par value, 160,840 shares outstanding at 2005 and
     52,501 shares outstanding at 2004 (liquidation preference
     of $48,252,000 in 2005 and $15,750,300 in 2004)                     8,611,963          1,070,510
   Series C preferred stock warrants                                       974,144          2,079,910

Stockholders' equity (deficit):
   Common stock, par value $0.0001,  150,000,000  shares
     authorized in 2005 and 50,000,000  shares  authorized
     in  2004,   27,614,285  shares  issued  and
     26,537,879 shares outstanding in 2005 and 14,202,883
     shares issued and 13,126,477 shares outstanding in 2004                 2,761              1,420
   Additional paid in capital                                          105,272,888         68,447,288
   Treasury stock, 1,076,406 shares at cost                                     --                 --
   Deferred non-cash stock compensation                                   (569,900)          (648,746)
   Accumulated deficit                                                 (95,724,459)       (92,317,005)
                                                                   ----------------    ---------------
Total stockholders' equity (deficit)                                     8,981,290        (24,517,043)
                                                                   ----------------    ---------------
Total liabilities and stockholders' equity (deficit)                  $ 31,052,955       $ 19,836,431
                                                                   ================    ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CRDENTIA CORP.
                 Condensed Consolidated Statements of Operations


                                                      Three Months Ended March 31,
                                                    ------------------------------
                                                        2005             2004
                                                     (Unaudited)      (Unaudited)
                                                    ------------     ------------
Revenue from services                               $  5,122,313     $  6,217,554
Direct operating expenses                              4,048,820        4,947,715
                                                    ------------     ------------
   Gross profit                                        1,073,493        1,269,839
                                                    ------------     ------------

Operating expenses:
   Selling, general, and administrative expenses       1,715,880        2,113,151
   Non-cash stock based compensation                      78,846           17,246
                                                    ------------     ------------
Total operating expenses                               1,794,726        2,130,397
                                                    ------------     ------------
Loss from operations                                    (721,233)        (860,558)

Interest expense, net                                   (524,034)        (402,241)
                                                    ------------     ------------
Loss before income taxes                              (1,245,267)      (1,262,799)

Income tax expense                                            --               --
                                                    ------------     ------------
Net loss                                            $ (1,245,267)    $ (1,262,799)
                                                    ============     ============

Deemed dividend related to beneficial
  conversion feature on Series A
  convertible preferred stock                                 --       (1,000,000)
Non-cash preferred stock dividends                    (2,162,187)              --
                                                    ------------     ------------

Net loss attributable to common stockholders        $ (3,407,454)    $ (2,262,799)
                                                    ============     ============
Basic and diluted loss per common share
  attributable to common stockholders               $      (0.25)    $      (0.36)
                                                    ============     ============
Weighted average number of common
 shares outstanding                                   13,634,963        6,279,352
                                                    ============     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 CRDENTIA CORP.
                 Condensed Consolidated Statements of Cash Flows


                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                             2005              2004
                                                         (Unaudited)       (Unaudited)
                                                         -----------       -----------
Operating activities
Net loss                                                 $(1,245,267)      $(1,262,799)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Amortization of subordinated convertible
   note discounts                                                 --           242,411
  Amortization of lender note discounts                       67,500                --
  Amortization of debt issue costs                            56,510                --
  Amortization of long-term bonus payable                     22,309                --
  Non-cash stock based expense related to
    short-term borrowings                                    162,500                --
  Depreciation and amortization                              173,218           245,348
  Bad debt expense                                                --          (120,085)
  Non-cash stock based compensation                           78,846            17,246
  Changes in operating assets and liabilities, net
   of effects of
     purchases of subsidiaries:
     Accounts receivable                                      10,123          (208,943)
     Unbilled receivables                                   (152,932)           23,604
     Other current assets and liabilities                    380,771          (327,665)
     Accounts payable and accrued expenses                  (120,204)           73,216
     Accrued employee compensation and benefits               82,000           179,919
     Long term bonus payable                                      --            20,194
                                                         -----------       -----------
Net cash used in operating activities                       (484,626)       (1,117,554)
                                                         -----------       -----------

Investing activities
Purchases of property and equipment                           (3,724)          (49,583)
Cash paid for acquisition of subsidiaries, net of
 cash received                                            (4,753,994)          (36,407)
Other                                                        (28,473)          (18,983)
                                                         -----------       -----------
Net cash used in investing activities                     (4,786,191)         (104,973)
                                                         -----------       -----------

Financing activities
Issuance of preferred stock                                       --         1,000,000
Exercise of warrants for Series C preferred stock,
  net of expenses                                          6,435,687                --
Net decrease in revolving lines of credit                   (849,934)         (192,836)
Proceeds from notes payable to majority stockholder        1,050,000                --
Repayment of notes payable to majority stockholder        (1,450,000)               --
Repayment of note payable to lender                               --           (66,667)
Repayment of notes payable to sellers                        (68,695)         (287,712)
Debt issuance costs                                               --           (31,411)
                                                         -----------       -----------
Net cash provided by financing activities                  5,117,058           421,374
                                                         -----------       -----------

Net decrease in cash and cash equivalents                   (153,759)         (801,153)
Cash and cash equivalents at beginning of year               362,472         1,469,076
                                                         -----------       -----------
Cash and cash equivalents at end of year                 $   208,713       $   667,923
                                                         ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Note 1.  Organization and Summary of Significant Accounting Policies

Organization
Crdentia Corp (the "Company"), a Delaware corporation, is a provider of healthcare staffing services in the United States. Such services include travel nursing, per diem staffing, contractual clinical services and private duty home health care. The Company considers these services to be one segment. Each of these services relate solely to providing healthcare staffing to customers and the Company utilizes common procedures, processes and similar methods of identifying and serving these customers.

At the beginning of 2003, the Company was a development stage company with no commercial operations. During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies. The companies acquired in 2003 -- Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurses, Ltd. (through the acquisition of PSR Nurses Holdings Corp. and PSR Nurse Recruiting, Inc., which hold the limited partner and general partner interests in PSR Nurses, Ltd.) -- provide the foundation for future growth. During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. On March 29, 2005, the Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC.

Organization

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

Basis  of  Presentation

The accompanying unaudited financial data as of and for the three months ended March 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2005 have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Liquidity

The Company generated a loss of $1,245,267 for the quarter ended March 31, 2005 and used cash in operations of $484,626 during the first quarter of 2005. Additionally, although the Company ended the first quarter of 2005 with a working capital deficit of $1.9 million, the Company was able to secure additional funding during 2004 and the first quarter of 2005 to finance its operations as it continues to execute its business plan to acquire and grow companies involved in healthcare staffing. As discussed in Note 9, in March 2005 the Company's majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.5 million to the Company. Also, as discussed in Note 13, in May 2005 the Company's majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to the Company. The infusion of $7.8 million into the Company enabled it to acquire additional companies and to retire certain liabilities and to fund operations for the next twelve months. The Company will also be able to borrow on its existing line of credit to the extent it has availability under the line.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Long-lived assets affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life. Assets to be sold or otherwise disposed are not subject to further deprecation or amortization.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

Revenue Recognition

The Company recognizes revenue generally on the date the Company's healthcare staff provides services to healthcare facilities or individuals in their home. For certain permanent placement contracts, revenue is recognized over the life of the guarantee period provided in the contract.

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

If the Company had elected the fair value method of accounting for employee stock-based compensation, compensation cost would be accrued at the estimated fair value of the stock award grants over the service period, regardless of later changes in stock prices and price volatility. The date of grant fair values for options granted have been estimated based on the Black-Scholes pricing model.

The table below shows net loss per share attributable to common stockholders for March 31, 2005 and 2004 as if the Company had elected the fair value method of accounting for stock options.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


                                                          Three Months      Three Months
                                                             Ended             Ended
                                                           March 31,          March 31,
                                                             2005              2004
                                                          -----------       -----------
Net loss attributable to common
  stockholders as reported                                $(3,407,454)      $(2,262,799)
Add:  stock-based employee compensation
  in reported net income, net of related tax effects           78,846            17,246
Deduct:  stock-based employee
  compensation determined under fair value
  method for all awards, net of related tax effects

                                                              (92,234)          (17,358)
                                                          -----------       -----------

Proforma net loss attributable to common
  stockholders, as adjusted                               $(3,420,842)      $(2,262,911)
                                                          ===========       ===========

Loss per share attributable to common stockholders:
    Basic and diluted, as reported                        $      (.25)      $     (0.36)
    Basic and diluted, as adjusted                        $      (.25)      $     (0.36)


Earnings Per Share

The Company adopted the standards set by the Financial Accounting Standards Board and computes earnings per share in accordance with SFAS No. 128 "Earnings per Share." The basic per share data has been computed on the loss attributable to common stockholders for the period divided by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share include both the weighted average number of common shares and any common share equivalents such as convertible securities, options or warrants in the calculation. As the Company recorded losses for the three months ended March 31, 2005 and 2004, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in weighted average shares outstanding. Common share equivalents that were excluded in the March 31, 2005 calculation amounted to 36,522,301 shares.

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

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


The Company is evaluating the impact of adopting SFAS 123R and expects that it will record non-cash stock compensation expense. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common stockholders included in the Stock-Based Compensation policy footnote.

Note 2.  Acquisitions

TravMed USA, Inc.

On March 29, 2005, the Company acquired TravMed USA, Inc. ("TravMed") in exchange for $3,215,490 in cash, $3,215,490 in notes payable, and $103,261 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

                Tangible assets acquired              $1,189,471
                Customer related intangible assets
                                                         492,000
                Goodwill                               5,894,160
                                                      ----------
                  Total assets acquired                7,575,631
                Liabilities assumed                    1,041,390
                                                      ----------
                  Net assets acquired                 $6,534,241
                                                      ==========

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management's estimate based on a consistent model for all acquisitions and has been developed by a professional valutaion group. Goodwill represents the excess of merger consideration over the fair value of assets acquired. The Company will be required to issue shares of its Common Stock to the former stockholders of TravMed should its results of operations exceed performance standards established in the merger agreement. The goodwill acquired may not be amortized for federal income tax purposes.

Health Industry Professionals, LLC

On March 29, 2005, the Company acquired Health Industry Professionals, LLC (HIP) in exchange for $1,350,900 in cash, 1,283,684 shares of the Company's Common Stock valued at $2,601,600, (determined by the average of $2.03 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date), and $78,695 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


                  Tangible assets acquired              $   44,000
                  Customer related intangible assets       342,000
                  Goodwill                               3,695,195
                                                        ----------
                    Total assets acquired                4,081,195
                  Liabilities assumed                       50,000
                                                        ----------
                    Net assets acquired                 $4,031,195
                                                        ==========

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management's estimate based on a consistent model for all acquisitions and has been developed by a professional valutaion group. Goodwill represents the excess of merger consideration over the fair value of assets acquired. The Company will be required to issue shares of its Common Stock to the former stockholders of HIP should its results of operations exceed performance standards established in the merger agreement. The goodwill acquired may not be amortized for federal income tax purposes.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if all acquisitions (including 2004 acquisitions) had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                                  Three Months    Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                     2005             2004
                                                 ------------     ------------
Revenue from services                            $  8,992,940     $ 12,883,508

Net loss                                           (1,000,406)        (948,864)

Net loss attributable to common stockholders       (3,162,593)      (1,948,864)

Basic and diluted net loss per common share
  attributable to common stockholders                    (.21)            (.25)

Weighted-average shares of common stock
  outstanding                                      14,875,858        7,763,036

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 3.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:


                                           March 31,   December 31,
                                             2005          2004
                                          ----------    ----------
           Accounts payable               $1,835,677    $1,815,778
           Accrued expenses                  717,188       707,291
                                          ----------    ----------
                                          $2,552,865    $2,523,069
                                          ==========    ==========

Note 4.  Revolving Lines of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with a company specializing in healthcare finance, pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the "Loan"). During the first quarter of 2005, the revolving line of credit facility was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees. The Loan has a term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (9.5% at March 31, 2005). Interest is payable monthly. Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants. Customer payments are used to repay the advances on the credit facility after deducting charges for interest expense, unused line and account management fees. The financial covenants are for the maintenance of minimum net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, the Company was out of compliance with certain financial covenants of the Loan, for which a waiver was received from the lender. In May 2005, the covenants were restructured and, based on the Company's projections, management believes that the Company can comply with covenants in future periods. The outstanding balance on the Loan is $2,613,055 at March 31, 2005.

Note 5.  Notes Payable to Lender

Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility ("Term Loan") in the amount up to $10.0 million from a company specializing in healthcare finance. The Company may obtain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan agreement are due and payable in full on August 31, 2007 and bear interest at the rate of fifteen and one-quarter percent (15.25%) per annum. Interest is payable monthly. The Term Loan is secured by all assets of the Company. On August 31, 2004, the Company received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. To date, this is the only advance received under the Term Loan.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


The Term Loan provides that the Company shall issue warrants to purchase shares of Common Stock to the lender up to 12% of the Company's overall capitalization on the date of borrowing. On August 31, 2004, the Company issued warrants to purchase 905,758 shares of Common Stock at a price of $3.15 per share in connection with the first borrowing under the credit facility. As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance. The discount will be amortized to interest expense over the life of the Term Loan.

The Term Loan financial covenants are for the maintenance of minimum net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender. In May 2005, the covenants were restructured and, based on the Company's projections, management believes that the Company can comply with covenants in future periods. Accordingly, the outstanding balance of the Term Loan as of March 31, 2005 has been classified as a long-term liability on the accompanying Balance Sheet.

Note 6.  Notes Payable to Stockholders

On November 29, 2004, MedCap Partners L.P., the Company's majority stockholder, loaned the Company $400,000 for working capital purposes. During the first quarter of 2005, the Company borrowed an additional $1,050,000 from the majority stockholder for working capital purposes. The notes required interest at 5% and were payable on demand. These notes plus accrued interest were repaid on March 29, 2005. As an incentive to the majority stockholder to provide the working capital until acquisitions were consummated in the first quarter of 2005, the Company issued 77,751 shares of common stock to the majority stockholder at an average market value of $2.09 per share. The related expense of $162,500 has been recorded as interest expense in the accompanying statement of operations for the three months ended March 31, 2005.

Note 7.  Notes Payable to Sellers

As partial consideration for the acquisition of TravMed USA, Inc. on March 29, 2005, the Company issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. The notes are three-year convertible notes bearing interest at Prime plus 2%. Monthly interest payments are required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt.

The Company also has notes payable to the former stockholders of Care Pros Staffing, Inc. of $116,253 at March 31, 2005.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


At March 31, 2005 and December 31, 2004, the long-term debt discussed in Notes 5, 6, and 7 plus the subordinated convertible note consists of the following:

                                                March 31,      December 31,
                                                  2005             2004
                                              -----------      -----------

Term Loan, 15.25% interest, maturity date
  August 31, 2007                             $ 2,697,802      $ 2,697,802

Stockholder Note - Promissory Note,
  5% interest, due on demand                           --          400,000

Subordinated Convertible Note                      50,000           50,000

Seller Notes-TravMed USA, Inc.                  3,215,490               --
Seller Notes - Care Pros Staffing, Inc.           116,253          184,948
                                              -----------      -----------
  Total long-term debt                          6,079,545        3,332,750
  Less debt discount                             (580,487)        (647,986)

  Less current portion                           (760,899)      (2,684,764)
                                              -----------      -----------

  Long-term debt                              $ 4,738,159      $        --
                                              ===========      ===========

Amounts reconcile to the financial statements as follows:

                                               March 31,       December 31,
                                                 2005             2004
                                              ----------       ----------
Note payable to lender                        $2,117,315       $2,049,816
Note payable to stockholder                           --          400,000

Subordinated convertible notes,
  net of discount                                 50,000           50,000
Current portion of notes payable
  to sellers                                     710,899          184,948
Noncurrent portion of notes
  payable to sellers                           2,620,844
Discount on term loan                            580,487          647,986
                                              ----------       ----------

                                              $6,079,545       $3,332,750
                                              ==========       ==========


Note 8.  Long Term Bonus Payable

On December 16, 2003, the Board of Directors granted the Chief Executive Officer two cash bonuses in the amount of $540,000 each. The bonuses are to be paid on December 31, 2006 and January 4, 2007. The present value of bonuses has been recorded at the Company's estimated incremental cost of borrowing of 10%.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 9.  Convertible Preferred Stock

Convertible Preferred Stock Issued and Outstanding

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. At March 31, 2005 and December 31, 2004 there are shares issued and outstanding consisting of the following:

                                                 March 31, 2005              December 31, 2004
                                                 --------------              -----------------
                                              Shares         Shares         Shares           Shares
                                              Issued       Outstanding      Issued        Outstanding
                                              ------       -----------      ------        -----------
Series A Convertible Preferred Stock             --              --              --              --
Series B Convertible Preferred Stock             --              --       6,250,000       3,750,000
Series B-1 Convertible Preferred Stock           --              --          97,582          93,043
Series C Convertible Preferred Stock        160,840         160,840          52,501          52,501


The conversion price of all Convertible Preferred Stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then effective conversion price.

All Convertible Preferred Shares issued and outstanding are convertible currently at the option of the holder. The Company has evaluated the potential effect of any beneficial conversion terms related to convertible instruments. As a result, the convertible instruments may have a carrying amount that differs significantly from its redemption amount. In such cases, the difference between the carrying amount and the redemption amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature and deducted as a deemed dividend in determining net loss attributable to common stockholders. The table below summarizes the redemption requirements and beneficial conversion of the Convertible Preferred Shares outstanding as of March 31, 2005:

                                                    Common Shares    Beneficial
      Series of                                       Issuable       Conversion
     Convertible         Shares          Carrying      Upon          Recorded at
   Preferred Stock    Outstanding         Amount     Conversion       Issuance

          C               160,840    $  8,511,574    16,084,000    $  1,070,510

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

On September 30, 2004 the Board of Directors declared a dividend and distribution to the Series B holder. The dividend and distribution consisted of quarterly dividends that were payable on September 30, 2004 for shares not converted and quarterly dividends that were payable on September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 for 2,500,000 Series B
shares converted into Common Stock. As a result, 114,583 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series B holder. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of $81,218 and quarterly dividends that were payable on March 31, 2005 which had an estimated fair value of $59,375. The dividends were paid through the issuance of 62,488 shares of common stock during March 2005.

On September 30, 2004, the holder voluntarily converted 2,500,000 shares of Series B into 833,333 shares of Common Stock. On March 29, 2005, the holder voluntarily converted 3,750,000 shares of Series B into 1,250,000 shares of Common Stock.

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

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


On August 9, 2004, the Company issued 3,750 shares of Series B-1 Convertible Preferred Stock at a per share price of $60 to an investor for cash proceeds of $225,000. The Company recorded a deemed dividend due to the beneficial conversion price of $225,000 which represents the lesser of the proceeds or the beneficial conversion feature of $937,500.

Also on August 9, 2004, the Company issued 4,166 shares of Series B-1 Convertible Preferred Stock at a per share price of $60 to the Company's Chairman and Chief Executive Officer for cash proceeds of $249,960. The Company recorded a deemed dividend due to the beneficial conversion price of $249,960 which represents the lesser of the proceeds or the beneficial conversion feature of $1.0 million.

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

On August 31, 2004, the Company issued MedCap Partners L.P. a warrant to purchase 6,000 shares of Series B-1 Convertible Preferred Stock for $60 per share for five years. These warrants have not been exercised at March 31, 2005.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


On September 30, 2004, the Board of Directors declared a dividend and distribution to the Series B-1 holders. The dividend and distribution consisted of quarterly dividends that were payable on September 30, 2004 for shares not converted and a distribution equal to the dividends that would have been payable on September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 to those shareholders electing early conversion of their 4,112 shares of Series B-1 into Common Stock. As a result, 157,203 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series B-1 holders. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of $604,780, and quarterly dividends that were payable on March 31, 2005 which had an estimated fair value of $441,940. The dividends were paid through the issuance of 465,208 shares of common stock during March 2005.

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

On December 16, 2004, the Company issued 1,582 shares of Series B-1 Convertible Preferred Stock at a per share price of $60 to investors for cash proceeds of $94,920. The Company recorded a deemed dividend due to the beneficial conversion price of $94,920 which represents the lesser of the proceeds or the beneficial conversion feature of $447,962.

On March 29, 2005, holders of all of the Convertible Preferred Series B-1 voluntarily converted their 93,043 shares of preferred Series B-1 into 9,304,300 shares of Common Stock.

Series C Convertible Preferred Stock (Series C)

The holders of Series C are entitled to receive, when declared by the Board of Directors, a dividend on each quarter end beginning September 30, 2004 and ending December 31, 2005 in an amount equal to 2.5 shares of Common Stock for each share of outstanding Series C held by them. In the event of any liquidation or winding up of the Company, the holders of the Series C will be entitled to receive in preference to the holders of Common Stock an amount equal to five times their initial purchase price plus any declared but unpaid dividends and any remaining liquidation proceeds will thereafter be distributed on a pro rata basis to the holders of the Company's Common Stock and any other series of Preferred Stock expressly entitled to participate in such distribution. Assuming exercise of all of the warrants to purchase shares of Series C Preferred Stock, upon a liquidation or winding up of the Company, the holders of Series C Preferred Stock would be entitled to receive approximately $92,000,000 prior to the payment of any amounts to the holders of other equity securities. The Series C is convertible at the option of the holder into common shares at an initial conversion ratio of one hundred shares of Common Stock for each share of Series
C. The conversion ratio upon voluntary conversion is subject to adjustment under certain circumstances. Unless previously voluntarily converted prior to such time, the Series C will be automatically converted into Common Stock at an initial conversion ratio of one hundred shares of Common Stock for each share of Series C upon the earlier of (i) the closing of an underwritten public offering of our Common Stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million, or
(ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series C. The description of the foregoing rights, preferences and privileges of the Series C is qualified in its entirety by the Certificate of Designations, Preferences and Rights of Series C filed with the Secretary of State of the State of Delaware on August 31, 2004.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


On August 31, 2004, the Company issued 35,840 shares of Series C Convertible Preferred Stock (Series C) in exchange for cash proceeds of $2,150,400. The shares were issued to certain accredited investors as well as MedCap Partners L.P. and the Company's Chairman and Chief Executive Officer. The purchasers were granted Series C Warrants to purchase an aggregate of 89,600 Series C Convertible Preferred Shares. The Series C Warrants are exercisable for a period of five years at a price per Series C share of $60. The Company valued the warrants at $1.3 million and has accordingly reduced the face value of the Series C by this amount. The Company recorded a deemed dividend due to the beneficial conversion price of $876,000 which represents the lesser of the value assigned to the Series C and the beneficial conversion feature of $11.7 million.

On September 30, 2004, the Board of Directors declared a dividend to the Series C holders. The dividend consisted of quarterly dividends that were payable on September 30, 2004. As a result, 97,325 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series C holders. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of $341,257, and quarterly dividends that were payable on March 31, 2005 which had an estimated fair value of $249,408. The dividends were paid through the issuance of 262,521 shares of common stock during March 2005.

Makewell Agreement

Pursuant with the Term Loan, in August 2004, MedCap Partners L.P. (a member of the Company's Board of Directors is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.) entered into a Makewell Agreement with the lender to provide equity to the Company (in the form of purchases of additional shares of Series C Convertible Preferred Stock and warrants) up to $1.0 million to be issued if the Company failed to meet certain monthly financial targets which did occur and resulted in the purchase of shares and issuance of warrants. The proceeds from the shares issued under the Makewell Agreement were to be used to pay down the balance of the revolving line of credit Loan, which allowed the Company additional availability to draw on the Loan.

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

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Pursuant to the Makewell Agreement,  the Company issued to MedCap Partners L.P.,
(i) 3,090 shares of Series C Convertible Preferred Stock (Series C) on September 23, 2004, (ii) 1,250 shares of Series C on October 12, 2004, (iii) 5,000 shares of Series C on October 18, 2004, (iv) 1,417 shares of Series C on October 25, 2004 and (v) 5,910 shares of Series C on November 3, 2004. Such shares of Series C were issued at a cash price per share of $60. Each share of Series C is convertible into one hundred shares of the Company's Common Stock. The proceeds were used to reduce the amount outstanding on the revolving line of credit Loan.

In connection with the Company's issuances of the shares of Series C described above, MedCap Partners L.P., was granted (i) a warrant to purchase 7,725 shares of Series C on September 25, 2004 (ii) a warrant to purchase 65,685 shares of Series C on October 18, 2004, (iii) a warrant to purchase 17,712 shares of Series C on October 25, 2004 and (iv) a warrant to purchase 73,875 shares of Series C on November 3, 2004. Such warrants are exercisable for a period of five years at a price per share of Series C of $60. The Company valued the warrants at $805,000 and has accordingly reduced the face value of the Series C Preferred Shares by this amount. The Company recorded a deemed dividend due to the beneficial conversion price of $195,000 which represents the lesser of the value assigned to the Series C and the beneficial conversion of $6.3 million.

The Makewell Agreement terminated on November 3, 2004 as MedCap Partners L.P. had made an aggregate of $1.0 million in contributions under the Makewell Agreement triggered by failure of the Company to meet certain financial targets.

Warrants to Purchase Convertible Preferred Stock

As of March 31, 2005, warrants to purchase Convertible Preferred Stock are outstanding as follows:

      Series of Convertible                                   Exercise Price
         Preferred Stock               Warrants                  Per share

               B-1                        6,000                     $60
                C                       146,264                     $60

On March 29, 2005, 108,333 of the Series C warrants were exercised providing proceeds, net of issue costs, of $6,435,687. On May 2, 2005, 22,187 of the Series C warrants were exercised providing proceeds of $1,331,220. Dividends accrue on warrants but are payable only upon exercise. Accordingly, dividends declared for the quarters September 30, 2004, December 31, 2004 and March 31, 2005 became payable on the warrants exercised at March 31, 2005, with an estimated fair value of $1,411,464. These dividends were paid in March 2005 through the issuance of 705,732 shares of common stock. Dividends relative to the 22,187 warrants exercised in May 2005 will be recorded in the second quarter of 2005.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 10.  Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001. The authorized shares were increased in January 2005 from 50,000,000 shares. Currently there are 27,614,285 shares issued with 26,537,879 shares outstanding. The difference of 1,076,406 shares is held by the Company in treasury.

On June 28, 2004, the Company executed a one-for-three reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements and footnotes have been retroactively adjusted to reflect the reverse stock split.

In connection with an agreement, 250,000 shares of Common Stock were delivered by parties to the agreement, to an escrow agent. These shares will be released from escrow as follows: (i) beginning on July 1, 2004 and continuing on the first day of each month through and including June 1, 2005, the Company, or its assignee, shall pay $31,250 to the escrow agent, and the escrow agent shall cause 10,417 shares to be transferred to the Company or its assignee; and (ii) beginning on July 1, 2005 and continuing on the first day of each month through and including June 1, 2006, the Company, or its assignee, shall pay $46,875 to the escrow agent, and the escrow agent shall cause 10,417 shares to be released to the Company or its assignee. The escrow agent shall distribute funds received from the Company, or its assignee, to the stockholders who are parties to the Stock Purchase Agreement. For July, 2004 through December, 2004, the Company assigned its right to purchase under the Stock Purchase Agreement to an existing shareholder.

Note 11.  Commitments and Contingencies

Commitment to Issue Additional Common Stock Warrants

In accordance with the terms of the Term Loan (see Note 5), the Company agreed to issue warrants to purchase Common Shares to the lender up to 12% of the Company's overall capitalization at a price of $3.15 per share. On August 31, 2004, the Company issued a warrant for 905,758 Common Shares in connection with the first borrowing on the credit facility. If borrowing were to continue up to the maximum of $10,000,000, the Company would have to issue an additional 2,451,605 warrants to purchase Common Shares.

                                 CRDENTIA CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 12.  Supplemental Disclosure to the Cash Flow Statement

                                                           March 31,      March 31,
                                                             2005           2004
                                                         -----------    -----------
Supplemental cash flow disclosures:
  Cash paid for interest                                 $   157,913    $   159,830
  Cash paid for income taxes                                      --             --

Non-cash investing and financing activities:
  Conversion of preferred stock into common stock         30,873,400             --
  Issuance of the following in connection with
      a merger:
        Common stock issued                                2,601,600             --
        Revolving credit line assumed                        941,390             --
        Notes payable issued                               3,215,490             --
  Common stock issued as payment of  preferred stock
      dividends                                            3,189,441             --
  Common stock issued associated with working capital
      loans from majority stockholder                        162,500             --

Note 13.  Subsequent Events

On May 2, 2005, MedCap Partners L. P. exercised 22,187 warrants to purchase Convertible Series C Preferred Stock at $60 per share. This provided the Company with $1,331,220 which was used to finance the acquisition discussed below and working capital needs.

On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa, providers of per diem nursing services throughout Texas, in exchange for $150,000 in cash and 165,042 shares of common stock valued at $350,000. The primary purpose of the acquisition was to enable the Company to expand it's presence in the nurse staffing industry. The acquired entities reported unaudited revenues of approximately $8,386,000 for the year ended December 31, 2004.

As discussed in Notes 4 and 5, in May 2005, the covenants related to the Company's Revolving Credit Facility and Term Loan were restructured and, based on the Company's projections, management believes that the Company can comply with covenants in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict,"
"potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation," under the caption "Risk Factors," and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

OVERVIEW

      We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, and private duty home care. Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments. Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home. We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common procedures, processes and similar methods of identifying and serving these customers.

      During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two additional companies, and in the first quarter of 2005 purchased two additional companies. We have contracted with more than 1500 healthcare facilities across 49 U.S. states the District of Columbia.

      The companies we acquired in 2003 -- Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurses, Ltd. (through our acquisition of PSR Nurses Holdings Corp. and PSR Nurse Recruiting, Inc., which hold the limited partner and general partner interests in PSR Nurses, Ltd.) -- provide the foundation for our continued growth. During 2003 we began operating the acquired companies, combining the various back offices and support staff and began streamlining the operations. We continued our acquisition program in 2004 and acquired Care Pros Staffing, Inc. and Arizona Home Health Care/Private Duty, Inc. On March 29, 2005, we acquired TravMed USA, Inc. and Health Industry Professionals, LLC. On May 4, 2005, the Company acquired PrimeStaff, LP and Mint Medical Staffing Odessa. Following the May 4, 2005 acquisition, in the near term we do not plan to continue to pursue additional acquisitions until we have completely integrated the three 2005 acquisitions.

      We have achieved a number of significant successes from inception through the first quarter of 2005:

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

      In addition to noteworthy successes, the following are a number of challenges and management's plan as to how these challenges may be addressed:


               Challenges                           Management's Plan
We  have   experienced  a  decline  in     We are hiring  experienced  management
revenue  in our travel  business,  and     and business development  personnel to
travel  nurse  assignments  related to     complement  existing management in our
one    significant    customer   group     efforts to grow the  travel  business.
representing  over 16% of our  revenue     We  also  have   acquired   additional
have not been renewed. We need to find     travel   business   as   part  of  our
ways to attract  and  retain  hospital     acquisition  program  and will use the
clients.                                   management     talent     from    this
                                           acquisition  to  explore  new  ways to
                                           expand the travel business and to gain
                                           access to new clients.

Access  to  international  nurses  has     For the  near  future,  we  intend  to
been  limited  following  the  Federal     focus our attention on domestic nurses
Government's     overhaul    of    the     and  enhance our  recruitment  efforts
immigration  system.  We expect annual     relative to domestic nurses.
limits on the  immigration  of workers
from the Philippines, China, and India
to the  Unites  States in the next two
years.

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

We need to overcome corporate overhead     We have completed  three  acquisitions
costs that are disproportionately high     in  2005  to   enable   us  to  spread
relative  to our revenue  base.  Costs     corporate overhead costs over a larger
related   to   SEC    reporting    and     volume  of  business,  and  are in the
compliance  with   Sarbanes-Oxley  are     process of  integrating  these  recent
high,  and we expect costs to increase     acquisitions into our Company. We also
as we comply with new rules applicable     have undertaken an exhaustive  expense
in the future.                             cutting   program   to   ensure   that
                                           corporate costs are minimized.

We need to  continue to raise money to     We   are    forecasting    that    the
fund acquisitions.                         acquisitions  in the first  quarter of
                                           2005  will   permit   us  to   achieve
                                           positive  operating  cash  flow in the
                                           third  and  fourth  quarters  of 2005,
                                           which we anticipate will assist us in
                                           raising additional funding.

We  need  to   continue   to  identify     We  have  a   considerable   depth  of
quality acquisition targets.               management and considerable experience
                                           in locating and  qualifying  excellent
                                           acquisition  candidates.  We intend to
                                           continue our efforts in this area.

We  have  not   complied   with   loan     We have revised loan covenants to make
covenants  relative  to our  revolving     covenant compliance achievable.
line   of   credit   and   term   loan
facilities.

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

Our  Convertible  Series  C  Preferred     We have two  options to  address  this
Stock  has a  significant  liquidation     situation. This liquidation preference
preference  in excess  of $92  million     will  cease  to  exist  only if we can
(assuming  exercise  of all  Series  C     successfully   consummate   a   public
warrants).                                 offering  of at least $25  million  or
                                           obtain the  consent  of a majority  of
                                           our Series C Preferred stockholders to
                                           convert to common.


LIQUIDITY AND CAPITAL RESOURCES

      During the next twelve months, we intend to continue growing the businesses acquired and to further expand our operations through acquisitions. Our goal was to acquire at least three companies in 2005, generally in the areas of travel nursing, per diem staffing and private duty home care. As we acquire companies, we expect to realize immediate savings in their operations as we integrate them into our operations and as we decrease their general and administrative costs by merging their back office and support operation into ours.

In June 2004, we obtained a $15 million revolving line of credit facility from Bridge Healthcare Finance, LLC (reduced to $10 million in March 2005). In August 2004, we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC. Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC. We had $2,521,598 and $2,613,055 outstanding at December 31, 2004 and March 31, 2005, respectively, under our revolving line of credit facility and $2,697,802 of principal (after adding back the discount) of term loan outstanding at December 31, 2004 and March 31, 2005. Agreements for both the revolving line of credit facility and the term loan facility contain financial covenants for the maintenance of minimum net worth, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, we were out of compliance with financial covenants in both agreements, for which waivers were received from the lenders. In May 2005 we were successful in renegotiating covenants related to both the revolving line of credit facility and the term loan and based on the Company's projections, management believes that the Company can comply with covenants in the future. Accordingly, the term loan has been classified as a long-term obligation at March 31, 2005.

      We generated a loss of $1,245,267 for the quarter ended March 31, 2005 and used cash in operations of $484,626 during the first quarter of 2005. Additionally, although we ended the first quarter of 2005 with a working capital deficit of $1.9 million, we have been able to secure additional funding. In March 2005 our majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.5 million to us. In May 2005 the Company's majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to us. The infusion of $7.8 million enabled us to acquire additional companies and to retire certain liabilities and, based on our projections, we anticipate generating cash flow from operations in 2005 sufficient to service our debt and to pursue a plan to reach cash flow break even in 2005. If we are unsuccessful in executing this plan, we would be compelled to raise additional funds or to pursue other strategic options.

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

      The Company is evaluating the impact of adopting SFAS 123R and expects that it will record non-cash stock compensation expense. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders included in the Stock-Based Compensation policy footnote.

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

RESULTS OF OPERATIONS--Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004


      The following condensed financial information includes Crdentia Corp. plus the results of operations of all companies acquired from their respective dates of acquisition.


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2005        2004
                                                    -------     -------
                                                       (in thousands)

Revenue from services                               $ 5,122     $ 6,217
Direct operating expenses                             4,049       4,948
                                                    -------     -------
    Gross profit                                      1,073       1,269

Operating expenses:
    Selling, general and administrative expenses      1,715       2,113
    Non-cash stock based compensation                    79          17

Total operating expenses                              1,794       2,130

Loss from operations                                   (721)       (861)

Interest expense, net                                  (524)       (402)

Loss before income taxes                             (1,245)     (1,263)

Income tax expense                                       --          --
                                                    -------     -------

Net loss                                             (1,245)     (1,263)

Deemed dividends                                         --      (1,000)

Non-cash preferred stock dividends                   (2,162)         --

Net loss attributable to common stockholders        $(3,407)    $(2,263)
                                                    =======     =======

      Revenues in the first quarter of 2005 were $5,122,000 compared to revenues of $6,217,000 in the first quarter of 2004. In the first quarter of 2005 approximately 27.0% (75.4% in the first quarter of 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. In the first quarter of 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 62.9% of our revenue in the first quarter of 2005 (14.6% in the first quarter of 2004). The balance of our revenue in the first quarter of 2005 and 2004 came from providing clinical management and staffing to healthcare facilities and private duty homecare. During the first quarter of 2005 and 2004, most of our customers were acute care hospitals located throughout the continental United States. For the first quarter of 2004, sales to one customer group, Rhode Island Hospital and Newport Hospital, represented approximately 22.9% of our revenue. In the third quarter of 2004, we experienced a decline in revenue at these facilities and travel nurse assignments have not been renewed to date. Revenues in the first quarter of 2005 are down largely because of the loss of this customer group. Additionally, the entire travel business has been weak as evidenced by the industry in general. These decreases in revenue have been partially offset by increases in revenues derived from our August 2004 acquisitions.

      Our overall gross profit in the first quarter of 2005 was $1,073,000 or 21.0% of revenues compared to $1,269,000 or 20.4% of revenues in the first quarter of 2004. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage. The gross pofit percentage in the first quarter of 2005 has improved reflecting higher gross profits reported by our August 2004 acquisitions relative to gross profits reported by our 2003 acquisitions.

      Our selling, general and administrative costs were $1,715,000 or 33.5% of revenues in the first quarter of 2005 compared to $2,113,000 or 34.0% of revenues in the first quarter of 2004. Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses. Selling, general and administrative costs as a percentage of revenue are down somewhat in the first quarter of 2005 following the elimination of redundant costs in our travel business in October 2004.

      Interest costs increased from $402,000 in the first quarter of 2004 to $524,000 in the first quarter of 2005 reflecting a higher level of non-cash charges for amortization of debt issuance costs, amortization of debt discount costs and fees related to short-term working capital loans from the majority stockholder.

      Deemed dividends were $1,000,000 in the first quarter of 2004. The deemed dividend relates to a beneficial conversion feature of our Series A convertible preferred stock.

      The non-cash preferred stock dividends in the first quarter of 2005 relates to common stock dividends declared by the Board of Directors on our Series B, Series B-1 and Series C convertible preferred stock as well as cumulative common stock dividends declared on September 30, 2004, December 31, 2004 and March 31, 2005 related to the warrants exercised on March 29, 2005 for 108,333 shares of Series C convertible preferred stock. The common stock dividends on the warrants are payable once the warrants are exercised.

Risk Factors

      We were formed in November 1997, and commenced operations on August 7, 2003 following our acquisition of Baker Anderson Christie, Inc. Any investment in our Common Stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our Common Stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report including those contained in the section captioned "Management's Discussion and Analysis or Plan of Operation" under Item 2. In such case, the trading price of our Common Stock could decline, and you may lose all or part of the money you paid to buy our Common Stock.

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

      We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies. In addition, beginning in August 2003 and through March 2005 we acquired eight businesses.

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

Our  Series  C  Convertible  Preferred  Stock  has  a  significant   liquidation
preference.

      As of May 2, 2005, we had (i) 183,027 shares of Series C Preferred Stock outstanding and (ii) warrants (the "Warrants") to purchase 124,077 shares of Series C Preferred Stock outstanding. We anticipate selling additional shares of Series C Preferred Stock and issuing additional warrants to purchase shares of Series C Preferred Stock. Each share of Series C Preferred stock is convertible into one hundred (100) shares of our common Stock. In the event of any liquidation or winding up of our company, the holders of the Series C Preferred Stock will be entitled to receive, in preference to the holders of our other equity securities, an amount equal to five times the original purchase price per share, or $300 per share, plus any dividends declared on the Series C
Convertible  Preferred  Stock  but  not  paid.  Assuming  the  exercise  of  all outstanding Warrants, upon a liquidation or winding up of our company the holders of our Series C Preferred Stock would be entitled to receive approximately $92,000,000 prior to the payment of any amounts to the holders of our other equity securities. As a result, upon a liquidation or winding up of the Company, there may not be sufficient proceeds, following the payment of the Series C liquidation preference described above, to make any distribution to the holders of our other equity securities.

There is a lack of an active public market for our Common Stock, and the trading price of our common stock is subject to volatility.

      The quotation of shares of our Common Stock on the OTC Bulletin Board began on June 3, 2003. There can be no assurance, however, that a market will develop or continue for our Common Stock. Our Common Stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue and is likely to experience significant price fluctuations. In addition, our stock is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our Common Stock, and therefore, may adversely affect the ability of our stockholders to sell Common Stock in the public market.

      The trading price of our common stock is likely to be subject to wide fluctuations. Factors affecting the trading price of our common stock may include:

      o     Variations in our financial results;

      o Announcements of innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

      o     Recruitment or departure of key personnel;

      o Changes in estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock;

      o Market conditions in our industry, the industries of our customers and the economy as a whole; and

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

      In June 2004 we obtained a $15 million revolving credit facility, which was reduced in 2005 to $10 million, (the "Revolving Facility") from Bridge Healthcare Finance, LLC. In August 2004 we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC (the "Term Facility" and together with the Revolving Facility, the "Credit Facility"). Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC.

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

      MedCap Partners L.P. controls approximately 58% of our outstanding capital stock, on a fully diluted as-converted basis. As a result, MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. C. Fred Toney, a member or our Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.

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

      In addition, improper actions by our employees and other service providers may subject us to regulatory and litigation risk.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

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

      As of March 31, 2005, we had $24.9 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At March 31, 2005, goodwill and other intangible assets represented 80% of our total assets.

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

When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies, including our hospital and healthcare facility clients, reduce their use of temporary employees before laying off full-time employees. In addition, we may experience more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse impact on our financial position and results of operations

ITEM 3.  CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           There is no material litigation currently pending against us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

            At a special  meeting of  stockholders  held on January 5, 2005 (the
"Special Meeting"), the Company's stockholders approved a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company that increased the number of authorized shares of the Company's common stock from 50,000,000 to 150,000,000. No other matters were submitted to a vote of the Company's stockholders at the Special Meeting.

            The following table sets forth the number of votes cast for and against, and the number of abstentions and broker non-votes as to the matter submitted to a vote of the Company's stockholders at the Special Meeting (on an as-converted to common stock basis):

 Votes For             Votes Against          Abstentions       Broker Non-Votes

14,580,409                   0                     0                    0


Item 5.    Other Information

            In consideration for MedCap Partners L.P. extending the maturity of certain indebtedness owed by us, on March 29, 2005 we issued MedCap 77,751 shares of common stock.

Item 6.    Exhibits


            (a) Exhibits

     Exhibit No.      Description
     -----------      -----------
         2.1(1)       Agreement and Plan of Reorganization,  dated as of March
                      28,  2005,  by and among  Crdentia  Corp.,  CRDE  Corp.,
                      Travmed Acquisition Corporation, Travmed USA, Inc. and the shareholders of Travmed USA, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item
                      601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

         2.2(1) Agreement and Plan of Reorganization, dated as of March 28, 2005, by and among Crdentia Corp., HIP Acquisition Corporation, HIP Holding, Inc. and the shareholders of HIP Holding, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

         3.1(2)       Restated Certificate of Incorporation.

         3.2(3)       Certificate  of  Amendment  to Restated  Certificate  of
                      Incorporation.

         3.3(4)       Certificate  of  Amendment  to Restated  Certificate  of
                      Incorporation.

         3.4(4) Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

         3.5(4) Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

         3.6(2)       Restated Bylaws.

         3.7(5) Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

         3.8(6) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

         3.9(7) Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.


         3.10(8)      Certificate   of   Correction   of   Certificate   of
                      Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

         3.77(9) Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

         3.12(10)     Certificate   of   Correction   of   Certificate   of
                      Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

         3.13(11) Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

         3.14(10)     Certificate   of   Correction   of   Certificate   of
                      Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

         3.15(12)     Certificate   of   Amendment  to  Amended  and  Restated
                      Certificate of Incorporation of Crdentia Corp.

         3.16(13) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

         4.16(1) Letter Agreement dated March 29, 2005 by and among Crdentia Corp. and MedCap Partners L.P.

         4.17(1) Registration Rights Agreement by and among Crdentia Corp. and the shareholders of Travmed USA, Inc.

         4.18(1)      Form of Convertible Subordinated Promissory Note

         4.19(1) Amended and Restated Revolving Note, in the maximum principal amount of $10,000,000, dated March 29, 2005, executed by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., and Travmed USA, Inc. in favor of Bridge Healthcare Finance, LLC.

         4.20(1) Amended and Restated Term Note, in the maximum principal amount of $10,000,000, dated March 29, 2005, executed by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., and Travmed USA, Inc. in favor of Bridge Opportunity Finance, LLC.

         10.28(1) Amendment No. 1, Joinder and Consent to Amended and Restated Loan and Security Agreement - Revolving Loans, dated March 29, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc. and Bridge Healthcare Finance, LLC.

         10.29(1) Amendment No. 2, Joinder and Consent to Loan and Security Agreement - Term Loan, dated March 29, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc. and Bridge Opportunity Finance, LLC.

         10.30(14)    Secured  Promissory Note, dated March 1, 2005, issued by
                      Crdentia Corp.,  Baker Anderson  Christie,  Inc., Nurses
                      Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd.,
                      PSR Nurse  Recruiting,  Inc., PSR Nurses Holdings Corp.,
                      CRDE Corp.,  Arizona Home Health Care/Private Duty, Inc.
                      and Care Pros Staffing to MedCap Partners L.P.

         10.31(14)    Amended and Restated Security Agreement,  dated March 1,
                      2005,  by  and  among  Crdentia  Corp.,  Baker  Anderson
                      Christie,  Inc., Nurses Network, Inc., New Age Staffing,
                      Inc., PSR Nurses, Ltd., PSR Nurse Recruiting,  Inc., PSR
                      Nurses Holdings Corp.,  CRDE Corp.,  Arizona Home Health
                      Care/Private  Duty,  Inc., Care Pros Staffing and MedCap
                      Partners L.P.

         10.32 Secured Promissory Note, dated January 4, 2005, issued by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing to MedCap Partners L.P.

         10.33 Secured Promissory Note, dated February 2, 2005, issued by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing to MedCap Partners L.P.

         31.1         Certification  of Chief  Executive  Officer  pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2         Certification  of Chief  Financial  Officer  pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1         Certification  of Chief  Executive  Officer  pursuant to
                      Section 906 of the Sarbanes-Oxley act of 2002.

         32.2         Certification  of Chief  Financial  Officer  pursuant to
                      Section 906 of the Sarbanes-Oxley act of 2002.


-----------------------------------------------------

(1)   Filed with a Current Report on Form 8-K dated April 1, 2005.
(2)   Filed with a Current Report on Form 8-K dated August 22, 2002.
(3)   Filed with a Quarterly Report on Form 10-QSB dated August 12, 2003.
(4)   Filed with an amended Current Report on Form 8-K/A dated June 28, 2004.
(5)   Filed with a Current Report on Form 8-K dated December 30, 2003.
(6)   Filed with a Current Report on Form 8-K dated February 20, 2004.
(7)   Filed with a Current Report on Form 8-K dated June 22, 2004.
(8)   Filed with an amended Current Report on Form 8-K/A dated October 10, 2004.
(9)   Filed with a Current Report on Form 8-K dated August 24, 2004.
(10)  Filed with an amended Current Report on Form 8-K/A dated October 10, 2004.
(11)  Filed with a Current Report on Form 8-K dated September 7, 2004.
(12)  Filed with a Current Report on Form 8-K dated January 1, 2005.
(13)  Filed with a Current Report on Form 8-K dated March 21, 2005.
(14)  Filed with a Current Report on Form 8-K dated March 4, 2005.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date:  May 16, 2005                By:   /S/  James D. Durham
                                        ----------------------------------------
                                              James D. Durham
                                              Chairman and Chief Executive
                                              Officer


Date:  May 16, 2005                By:   /S/  James J. TerBeest
                                        ----------------------------------------
                                              James J. TerBeest
                                              Chief Financial Officer