Form 10QSB
period 2005-06-30
CRDENTIA CORP
filed 2005-08-15
CIK 1073857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-31152

CRDENTIA CORP.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0585701 (IRS Employer Identification No.)

14114 Dallas Parkway, Suite 600, Dallas, Texas 75254

(Address of principal executive offices)

(972) 850-0780

(Issuer’s telephone number)

30,541,694 shares of Common Stock, $.0001 par value, outstanding on July 28, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

CRDENTIA CORP.

Form 10-QSB Quarterly Report

For Quarterly Period Ended June 30, 2005

Table of Contents

PART I — FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	21

Item 3.	Controls and Procedures	37

PART II — OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	38

SIGNATURES		41

PART I FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

CRDENTIA CORP.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$471,336	$362,472
Accounts receivable, net of allowance for doubtful accounts of $99,838 in 2005 and $114,957 in 2004	4,283,456	2,908,403
Unbilled receivables	661,389	303,626
Other current assets	831,686	495,579
Total current assets	6,247,867	4,070,080

Property and equipment, net	376,468	293,600
Goodwill	22,717,026	12,974,973
Intangible assets, net	2,494,769	1,660,717
Other assets	704,652	837,061

Total assets	$32,540,782	$19,836,431

Current liabilities:
Accounts payable and accrued expenses	$1,183,630	$2,523,069
Accrued dividends on convertible preferred stock	—	1,027,254
Accrued employee compensation and benefits	898,175	554,945
Revolving lines of credit	3,877,824	2,521,598
Current portion of note payable to lender, net of discount	—	2,049,816
Note payable to stockholder	—	400,000
Current portion of notes payable to sellers	844,484	184,948
Other current liabilities	540,803	100,017
Subordinated convertible note, net of discount	37,500	50,000
Total current liabilities	7,382,416	9,411,647

Note payable to lender, less current portion, net of discount	2,177,366	—
Long term bonus payable	930,143	884,962
Notes payable to sellers, less current portion	2,417,798	—
Other long-term liabilities	21,096	33,045

Total liabilities	12,928,819	10,329,654

Commitments and contingencies

Convertible preferred stock, 10,000,000 shares authorized:
Series B convertible preferred stock $0.0001 par value, no shares outstanding at 2005 and 3,750,000 shares outstanding at 2004 (liquidation preference of $750,000 in 2004)	—	750,000
Series B-1 convertible preferred stock $0.0001 par value, no shares outstanding at 2005 and 93,043 shares outstanding at 2004 (liquidation preference of $5,582,580 in 2004)	—	30,123,400
Series C convertible preferred stock $0.0001 par value, 183,028 shares outstanding at 2005 and 52,501 shares outstanding at 2004 (liquidation preference of $54,908,400 in 2005 and $15,750,300 in 2004)	10,023,948	1,070,510
Series C preferred stock warrants	839,555	2,079,910

Stockholders’ equity (deficit):
Common stock, par value $0.0001, 150,000,000 shares authorized in 2005 and 50,000,000 shares authorized in 2004, 31,610,580 shares issued and 30,534,174 shares outstanding in 2005 and 14,202,883 shares issued and 13,126,477 shares outstanding in 2004	3,161	1,420
Additional paid in capital	112,083,214	68,447,288
Treasury stock, 1,076,406 shares at cost	—	—
Deferred non-cash stock compensation	(6,668,412)	(648,746)
Accumulated deficit	(96,669,503)	(92,317,005)
Total stockholders’ equity (deficit)	8,748,460	(24,517,043)

Total liabilities and stockholders’ equity (deficit)	$32,540,782	$19,836,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from services	$9,207,508	$5,489,946	$14,329,821	$11,707,498
Direct operating expenses	7,110,117	4,307,653	11,158,937	9,255,370
Gross profit	2,097,391	1,182,293	3,170,884	2,452,128

Operating expenses:
Selling, general, and administrative expenses	2,175,271	2,141,755	3,891,151	4,205,679
Non-cash stock based compensation	191,488	142,808	270,334	159,455
Total operating expenses	2,366,759	2,284,563	4,161,485	4,365,134

Loss from operations	(269,368)	(1,102,270)	(990,601)	(1,913,006)

Interest expense, net	(474,884)	(547,645)	(998,918)	(999,109)

Loss before income taxes	(744,252)	(1,649,915)	(1,989,519)	(2,912,115)

Income tax expense	—	—	—	—

Net loss	$(744,252)	$(1,649,915)	$(1,989,519)	$(2,912,115)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(1,000,000)	—	(1,000,000)
Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	—	(1,250,000)	—	(1,250,000)
Non-cash preferred stock dividends	(200,792)	—	(2,362,979)	—

Net loss attributable to common stockholders	$(945,044)	$(3,899,915)	$(4,352,498)	$(5,162,115)

Basic and diluted loss per common share attributable to common stockholders	$(0.04)	$(0.62)	$(0.22)	$(0.82)

Weighted average number of common shares outstanding	26,714,621	6,288,166	20,210,893	6,283,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004

Operating activities
Net loss	$(1,989,519)	$(2,912,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subordinated convertible note discounts	—	439,446
Amortization of lender note discounts	127,550	—
Amortization of debt issue costs	145,121	73,499
Amortization of long-term bonus payable	45,181	40,976
Non-cash stock based expense related to short-term borrowings	162,500	—
Depreciation and amortization	382,882	483,901
Bad debt expense	—	(95,085)
Non-cash stock based compensation	270,334	159,455
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(330,206)	(33,706)
Unbilled receivables	(357,763)	64,411
Other assets and liabilities	166,281	(304,890)
Accounts payable and accrued expenses	(1,489,439)	350,627
Accrued employee compensation and benefits	375,900	(74,605)
Net cash used in operating activities	(2,491,178)	(1,808,086)

Investing activities
Purchases of property and equipment	(25,907)	(127,887)
Cash paid for acquisition of subsidiaries, net of cash received	(4,939,180)	(43,089)
Other	9,505	51,163
Net cash used in investing activities	(4,955,582)	(119,813)

Financing activities
Issuance of preferred stock	—	2,250,000
Exercise of warrants for Series C preferred stock, net of expenses	7,713,083	—
Net increase (decrease) in revolving lines of credit	414,836	(2,871,890)
Repayment of subordinated convertible note	(12,500)	—
Proceeds from notes payable to majority stockholder	1,050,000	—
Repayment of notes payable to majority stockholder	(1,450,000)	—
Proceeds from notes payable to lender	—	2,767,527
Repayment of note payable to lender	—	(835,356)
Repayment of notes payable to sellers	(138,156)	(506,448)
Debt issuance costs	(21,639)	(258,648)
Net cash provided by financing activities	7,555,624	545,185

Net increase (decrease) in cash and cash equivalents	108,864	(1,382,714)
Cash and cash equivalents at beginning of period	362,472	1,469,076
Cash and cash equivalents at end of period	$471,336	$86,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

At the beginning of 2003, the Company was a development stage company with no commercial operations. During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies. The companies acquired in 2003 — Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurses, Ltd. (through the acquisition of PSR Nurses Holdings Corp. and PSR Nurse Recruiting, Inc., which hold the limited partner and general partner interests in PSR Nurses, Ltd.) — provide the foundation for future growth. During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. On March 29, 2005, the Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC. On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa.

The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition.  All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial data as of and for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2005 have been made. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

Liquidity

The Company generated a net loss of $1,989,519 for the six months ended June 30, 2005 and used cash in operations of $2,491,178 during the first six months of 2005.  Additionally, although the Company ended the first six months of 2005 with a working capital deficit of $1.1 million, the Company was able to secure additional funding during 2004 and the first two quarters of 2005 to finance its operations as it continues to execute its business plan to acquire and grow companies involved in healthcare staffing.  As discussed in Note 8, in March 2005 the Company’s majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.4 million to the Company.  Also, as discussed in Note 8, in May 2005 the Company’s majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to the Company.  The infusion of $7.7 million into the Company enabled it to acquire additional companies and to retire certain liabilities. Also, following the three acquisitions discussed in Note 2, the Company increased its borrowings under its accounts receivable line, but at June 30, 2005, there is no additional borrowing availability under this line.  In August 2005, additional short-term funding of $300,000 in the form of an over-advance on the accounts receivable line was secured from Bridge Healthcare Finance, LLC.  The Company will need to raise additional funds before calendar year end 2005 or pursue other strategic options to fund operations or to allow the Company to execute its business plan.

There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives.  If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations until income exceeds expenses.  This would result in an overall slowdown of the Company’s development.

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

The table below shows net loss per share attributable to common stockholders for the three and six months ended June 30, 2005 and 2004 as if the Company had elected the fair value method of accounting for stock options.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net loss attributable to common stockholders as reported	$(945,044)	$(3,899,915)	$(4,352,498)	$(5,162,115)
Add: stock-based employee compensation in reported net loss, net of related tax effects	191,488	142,808	270,334	159,455

Deduct: stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(232,789)	(134,546)	(325,023)	(208,090)

Proforma net loss attributable to common stockholders, as adjusted	$(986,345)	$(3,891,653)	$(4,407,187)	$(5,210,750)

Loss per share attributable to common stockholders:
Basic and diluted, as reported	$(.04)	$(.62)	$(.21)	$(.82)
Basic and diluted, as adjusted	$(.04)	$(.62)	$(.21)	$(.83)

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each period divided by the weighted average number of shares of common stock outstanding for each period (excluding the restricted common stock issued to certain officers in May 2005 as discussed in Note 9).   Diluted earnings per common share include both the weighted average number of common shares and any common share equivalents such as convertible securities, options or warrants in the calculation.  As the Company recorded net losses for the three months and six months ended June 30, 2005 and 2004, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding.  Common share equivalents that were excluded in the June 30, 2005 calculations totaled 41,616,024.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for

Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company expects to adopt Statement 123R on January 1, 2006.

The Company is evaluating the impact of adopting SFAS 123R and expects that it will record non-cash stock compensation expense.  The adoption of SFAS 123R is not expected to have a significant effect on the Company’s financial condition or cash flows but is expected to have an effect on the company’s results of operations.  The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future.  However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common stockholders included in the Stock-Based Compensation policy footnote.

Note 2. Acquisitions

TravMed USA, Inc.

On March 29, 2005, the Company acquired TravMed USA, Inc. (“TravMed”) in exchange for $3,215,490 in cash, $3,215,490 in notes payable, and $103,261 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$1,189,471
Customer related intangible assets	492,000
Goodwill	5,894,160
Total assets acquired	7,575,631
Liabilities assumed	1,041,390
Net assets acquired	$6,534,241

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years.  The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions developed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired. The Company will be required to issue shares of its Common Stock to the former stockholders of TravMed should its results of operations exceed performance standards established in the merger agreement.  The goodwill acquired may not be amortized for federal income tax purposes.

Health Industry Professionals, LLC

On March 29, 2005, the Company acquired Health Industry Professionals, LLC (HIP) in exchange for $1,350,900 in cash, 1,283,684 shares of the Company’s Common Stock valued at $2,601,600, (determined by the average of $2.03 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date),  and $78,695 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market.  The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$44,000
Customer related intangible assets	342,000
Goodwill	3,695,195
Total assets acquired	4,081,195
Liabilities assumed	50,000
Net assets acquired	$4,031,195

The acquisition was accounted for using the purchase method of accounting.  Customer related intangible assets will be amortized over their estimated useful life of five years.  The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions developed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired. The Company will be required to issue shares of its Common Stock to the former stockholders of HIP should its results of operations exceed performance standards established in the merger agreement. The goodwill acquired may not be amortized for federal income tax purposes.

Prime Staff, LP and Mint Medical Staffing Odessa

On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa in exchange for $150,000 in cash, 165,042 shares of the Company’s Common Stock valued at $287,264 (determined by the average of $1.74 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date),  and $49,400 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market.  The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$33,400
Customer related intangible assets	292,000
Goodwill	161,264
Total assets acquired	486,664
Liabilities assumed	—
Net assets acquired	$486,664

The acquisition was accounted for using the purchase method of accounting.  Customer related intangible assets will be amortized over their estimated useful life of five years.  The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions developed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired.  The goodwill acquired may not be amortized for federal income tax purposes.

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

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Revenue from services	$9,908,813	$13,960,672	$20,614,942	$28,648,953

Net loss	(770,170)	(1,267,116)	(1,723,356)	(2,147,117)

Net loss attributable to common stockholders	(970,962)	(3,517,116)	(4,086,335)	(4,397,117)
Basic and diluted net loss per common share attributable to common stockholders	(.04)	(.44)	(.20)	(.55)
Weighted-average shares of common stock outstanding (basic and diluted)	26,776,285	7,936,892	20,940,980	7,932,485

Note 3.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2005	December 31, 2004

Accounts payable	$565,815	$1,815,778
Accrued expenses	617,815	707,291

	$1,183,630	$2,523,069

Note 4.  Revolving Line of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC, pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the “Loan”).  During the first quarter of 2005, the revolving line of credit facility was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees.  The Loan has a term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (9.5% at June 30, 2005).  Interest is payable monthly.  Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants.  Customer payments are used to repay the advances on the credit facility after deducting charges for interest expense, unused line and account management fees.  Except in certain limited circumstances, the Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  In May 2005, the covenants were restructured and, at June 30, 2005, the Company was in compliance with the restructured covenants.  The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated.  There are also cross default provisions between the Loan and the Term Loan discussed in note 5.  The outstanding balance on the Loan is $3,877,824 at June 30, 2005, which represents the total availability under the line relative to the amount of receivables outstanding at that date

Note 5.  Notes Payable to Lender

Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility (“Term Loan”) in the amount up to $10,000,000 from Bridge Opportunity Finance, LLC, an affiliate of Bridge Healthcare Finance, LLC. The Company may obtain loans under the agreement to fund permitted acquisitions.  Any loans obtained under the Term Loan are due and payable in full on August 31, 2007 and bear interest at the rate of fifteen and one-quarter percent (15.25%) per annum.  Interest is payable monthly.  The Term Loan is secured by all assets of the Company.  On August 31, 2004, the Company received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.  To date, this is the only advance received under the Term Loan and no principal payments have been made by the Company to reduce this amount.

The Term Loan provides that the Company shall issue warrants to purchase shares of Common Stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing. On August 31, 2004, the Company issued warrants to purchase 905,758 shares of Common Stock at a price of $3.15 per share in connection with the first borrowing under the credit facility.  As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance.  The discount is being amortized to interest expense over the life of the Term Loan.

Except in certain limited circumstances, the Term Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender. In May 2005, the covenants were restructured and, at June 30, 2005, the Company was in compliance with the restructured covenants. The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated.  There are also cross default provisions between the Term Loan and the Loan.

Note 6.  Notes Payable to Stockholders

On November 29, 2004, MedCap Partners L.P., the Company’s majority stockholder, loaned the Company $400,000 for working capital purposes.  During the first quarter of 2005, the Company borrowed an additional $1,050,000 from the majority stockholder for working capital purposes.  The notes required interest at 5% and were payable on demand.  These notes plus accrued interest were repaid on March 29, 2005.  As an incentive to the majority stockholder to provide the working capital until acquisitions were consummated in the first quarter of 2005, the Company issued 77,751 shares of common stock to the majority stockholder at an average market value of $2.09 per share.  The related expense of $162,500 was recorded as interest expense in the accompanying statement of operations during the first quarter of 2005.

Note 7.  Notes Payable to Sellers

As partial consideration for the acquisition of TravMed USA, Inc. on March 29, 2005, the Company issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. The notes are three-year convertible notes bearing interest at 7.75%.  Monthly interest payments are required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt.

The Company also has notes payable to the former stockholders of Care Pros Staffing, Inc. of $46,792 at June 30, 2005.

Note 8.   Convertible Preferred Stock

Convertible Preferred Stock Issued and Outstanding

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. At June 30, 2005 and December 31, 2004 there are shares issued and outstanding consisting of the following:

	June 30, 2005		December 31, 2004
	Shares Issued	Shares Outstanding	Shares Issued	Shares Outstanding

Series B Convertible Preferred Stock	—	—	6,250,000	3,750,000
Series B-1 Convertible Preferred Stock	—	—	97,582	93,043
Series C Convertible Preferred Stock	183,028	183,028	52,501	52,501

The conversion price of all Convertible Preferred Stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences, as well as the issuance of Common Stock in consideration of an amount less than the then effective conversion price.

All Convertible Preferred Shares issued and outstanding are convertible currently at the option of the holder. The Company has evaluated the potential effect of any beneficial conversion terms related to convertible instruments. As a result, the convertible instruments may have a carrying amount that differs significantly from its redemption amount. In such cases, the difference between the carrying amount and the redemption amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature and deducted as a deemed dividend in determining net loss attributable to common stockholders. The table below summarizes the redemption requirements and beneficial conversion of the Convertible Preferred Shares outstanding as of June 30, 2005:

Series of Convertible Preferred Stock	Shares Outstanding	Carrying Amount	Common Shares Issuable Upon Conversion	Beneficial Conversion Recorded at Issuance

C	183,028	$10,001,379	18,302,800	$1,070,510

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

Also on August 9, 2004, the Company issued 4,166 shares of Series B-1 Convertible Preferred Stock at a per share price of $60 to the Company’s Chairman and Chief Executive Officer for cash proceeds of $249,960. The Company recorded a deemed dividend due to the beneficial conversion price of $249,960 which represents the lesser of the proceeds or the beneficial conversion feature of $1.0 million.

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

On August 31, 2004, the Company issued MedCap Partners L.P. a warrant to purchase 6,000 shares of Series B-1 Convertible Preferred Stock for $60 per share for five years.  These warrants have not been exercised at June 30, 2005.

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

Warrants to Purchase Convertible Preferred Stock

As of June 30, 2005, warrants to purchase Convertible Preferred Stock are outstanding as follows:

Series of Convertible Preferred Stock	Warrants	Exercise Price Per share

B-1	6,000	$60
C	124,077	$60

On March 29, 2005, 108,333 of the Series C warrants were exercised providing proceeds, net of issue costs, of $6,435,687.  On May 2, 2005, 22,187 of the Series C warrants were exercised providing net proceeds of $1,277,396.  Dividends accrue on warrants but are payable only upon exercise.  Accordingly, dividends declared for the quarters September 30, 2004, December 31, 2004 and March 31, 2005 became payable on the warrants exercised at March 31, 2005,  with an estimated fair value of $1,411,464.  These dividends were paid in March 2005 through the issuance of 705,732 shares of common stock.  Dividends relative to the 22,187 warrants exercised in May 2005 amounted to $200,792 and were paid in the second quarter of 2005 through the issuance of 110,935 shares of common stock.

Note 9.  Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001.  The authorized shares were increased in January 2005 from 50,000,000 shares.

In connection with an agreement, 250,000 shares of Common Stock were delivered by parties to the agreement, to an escrow agent.  These shares will be released from escrow as follows:  (i) beginning on July 1, 2004 and continuing on the first day of each month through and including June 1, 2005, the Company, or its assignee, shall pay $31,250 to the escrow agent, and the escrow agent shall cause 10,417 shares to be transferred to the Company or its assignee; and (ii) beginning on July 1, 2005 and continuing on the first day of each month through and including June 1, 2006, the Company, or its assignee, shall pay $46,875 to the escrow agent, and the escrow agent shall cause 10,417 shares to be released to the Company or its assignee.  The escrow agent shall distribute funds received from the Company, or its assignee, to the stockholders who are parties to the Stock Purchase Agreement. For July, 2004, through December, 2004, the Company assigned its right to purchase under the Stock Purchase Agreement to an existing shareholder.  Neither the Company nor its assignee purchased shares subsequent to December, 2004, and, in accordance with the agreement, the transfer agent was authorized to return all remaining shares to the parties who initially tendered their shares to the escrow agent.

On May 31, 2005, the Company granted 3,700,000 shares of restricted stock to four of its officers.  The restricted stock has been valued at $6,290,000, which represents the trading value of the stock as quoted on the OTC Bulletin Board on May 31, 2005.  All shares of restricted stock vest in five years or earlier in the event the average daily trading volume for the Company’s common stock reaches specified levels or in certain other circumstances.  The $6,290,000 value has been reflected as common stock issued and outstanding with an offsetting amount included in the equity section as deferred non-cash stock compensation.  The deferred non-cash stock compensation amount is being amortized monthly over the five year expected vesting period of the restricted stock grant.  The President’s restricted stock grant of 900,000 shares is subject to forfeiture of 300,000 shares per quarter for the second, third and fourth quarters of 2005 if certain revenue and EBITDA targets are not achieved.  The second quarter targets were not achieved, but forfeiture has not yet been reflected since the achievement of targets is ultimately measured on a cumulative basis through December 31, 2005.  The remaining grants are not subject to forfeiture except in the event grantee’s continuous service is terminated for any reason, other than death or disability prior to the 5th aniversary of the grant date.  Non-cash stock based compensation in the accompanying statement of operations for the second quarter and six months ended June 30, 2005 includes $104,833 related to this grant.

In May 2005, the Board of Directors approved the grant of options to key employees to purchase 831,050 shares of the Company’s common stock under the 2004 option plan at $1.70 per share (fair market value on the date of grant).  The options vest 25% after one year and monthly thereafter on a straight-line basis over three years.  The options expire in ten years.

Note 10.  Supplemental Disclosure to the Cash Flow Statement

	June 30, 2005	June 30, 2004

Supplemental cash flow disclosures:
Cash paid for interest	$438,706	$338,729
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	30,873,400	—
Issuance of the following in connection with acquisitions:
Common stock issued	2,888,864	—
Revolving credit line assumed	941,390	—
Notes payable issued	3,215,490	—
Common stock issued as payment of preferred stock dividends	3,390,233	—
Common stock issued associated with working capital loans from majority stockholder	162,500	—

Note 11.  Subsequent Events

In August 2005, Bridge Healthcare Finance, LLC made a $300,000 credit line available to the Company in the form of an over-advance on the Company’s Loan discussed in Note 4.  The line of credit will be used as necessary to pay certain remaining amounts due on acquisitions completed in March, 2005.  The line accrues interest at 9.5%.  One-third of the line must be repaid in 90 days and the remainder in 180 days.  As additional consideration for the line, the Company is required to pay a monthly fee of $7,500 for the first 90 days and $5,000 per month thereafter.  The maturity date of the related Loan discussed in Note 4 is being extended for an additional year.  The prepayment penalty discussed in Note 4 is applicable for the one-year extension period except in the event of a change in control of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis or Plan of Operation,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

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

During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two additional companies, in the first quarter of 2005 purchased two additional companies and in the second quarter of 2005 purchased one additional company.  We have contracted with more than 1500 healthcare facilities across 49 U.S. states and the District of Columbia.

The companies we acquired in 2003 — Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurses, Ltd. (through our acquisition of PSR Nurses Holdings Corp. and PSR Nurse Recruiting, Inc., which hold the limited partner and general partner interests in PSR Nurses, Ltd.) — provide the foundation for our continued growth.  During 2003 we began operating the acquired companies, combining the various back offices and support staff and began streamlining the operations.  We continued our acquisition program in 2004 and acquired Care Pros Staffing, Inc. and Arizona Home Health Care/Private Duty, Inc.  On March 29, 2005, we acquired TravMed USA, Inc. and Health Industry Professionals, LLC.  On May 4, 2005, we acquired PrimeStaff, LP and Mint Medical Staffing Odessa.

Although we have raised $8 million to date in 2005, we will need to raise an additional $500,000 to $1 million during the next twelve months to satisfy debt service requirements and other working capital needs.  If additional capital is not readily available, we will be forced to scale back our operations until our income exceeds our expenses or pursue other strategic alternatives.

Following the May 4, 2005 acquisition, in the near term, we do not plan to continue to pursue additional acquisitions until we have completely integrated the three 2005 acquisitions.

We have achieved a number of significant successes from inception through the second quarter of 2005:

•                  We have raised over $15 million through issuance of convertible preferred stock and over $3 million in debt financing, net of debt issuance costs.

•                  We have acquired four companies in 2003, two companies in 2004, two companies in the first quarter of 2005, and one company in the second quarter of 2005.

•                  We have reorganized our travel business in 2004 to eliminate redundancies and to eliminate over $1.5 million in costs on an annual basis.

•                  We have converted debt to convertible preferred stock and convertible preferred stock to common stock with an ultimate benefit of eliminating certain debt service costs and increasing stockholders’ equity.

In addition to noteworthy successes, the following are a number of challenges and management’s plan as to how these challenges may be addressed:

Challenges	Management’s Plan

We have experienced a decline in revenue in 2004 and 2005 related to the loss of certain larger customers and soft demand for temporary nurses on an industry-wide basis. We need to find ways to attract and retain hospital clients.

We are hiring experienced management and business development personnel to complement existing management in our efforts to grow the travel business. We also have acquired additional travel business as part of our acquisition program and will use the management talent from this acquisition to explore new ways to expand the travel business and to gain access to new clients.

Access to international nurses has been limited following the Federal Government’s overhaul of the immigration system. We expect annual limits on the immigration of workers from the Philippines, China, and India to the Unites States in the next two years.

For the near future, we intend to focus our attention on domestic nurses and enhance our recruitment efforts relative to domestic nurses. We are attempting to extract value from the pipeline of nurse candidates in the Philippines.

We have not maintained targeted gross profit levels of 23% to 24%.

We are installing new operating software to assist us in more effectively managing gross profits by nurse and by healthcare facility. We also are vigorously managing professional liability insurance costs, workers compensation insurance costs, and housing and travel costs related to the travel nurse business.

We need to continue to find ways to attract and retain quality nurses.	In addition to keeping nurse compensation competitive, we have implemented a stock ownership program for nurses as an innovative way to attract and retain nurses.

We need to overcome corporate overhead costs that are disproportionately high relative to our revenue base. Costs related to SEC reporting and compliance with Sarbanes-Oxley are high, and we expect costs to increase as we comply with new rules applicable in the future.

We have completed three acquisitions in 2005 to enable us to spread corporate overhead costs over a larger volume of business, and are in the process of integrating these recent acquisitions into our Company. We also have undertaken an exhaustive expense cutting program to ensure that corporate costs are minimized.

We need to continue to raise money to fund acquisitions.

We are forecasting that the acquisitions in the first and second quarters of 2005 will permit us to improve operating cash flow in the third and fourth quarters of 2005, which we anticipate will assist us in raising additional funding.

We need to continue to identify quality acquisition targets.	We have a considerable depth of management and considerable experience in locating and qualifying excellent acquisition candidates. We intend to continue our efforts in this area.

Our Convertible Series C Preferred Stock has a significant liquidation preference in excess of $92 million (assuming exercise of all Series C warrants), such that all proceeds from a sale of the company for less than that amount would be distributed solely to the holders of Series C Preferred Stock.

We have two options to address this situation. This liquidation preference will cease to exist if we can successfully consummate a public offering of at least $25 million or obtain the consent of a majority of our Series C Preferred stockholders to convert to common.

LIQUIDITY AND CAPITAL RESOURCES

During the next twelve months, we intend to grow the businesses acquired and to further expand our operations through acquisitions. Our goal was to acquire at least three companies in 2005, generally in the areas of travel nursing, per diem staffing and private duty home care.  As we acquire companies, we expect to realize immediate savings in their operations as we integrate them into our operations and as we decrease their general and administrative costs by merging their back office and support operation into ours.

In June 2004, we obtained a $15 million revolving line of credit facility from Bridge Healthcare Finance, LLC (reduced to $10 million in March 2005).  In August 2004, we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC.  Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC.  We had $2,521,598 and $3,877,824 outstanding at December 31, 2004 and June 30, 2005, respectively, under our revolving line of credit facility and $2,697,802 of principal  (after adding back the discount) of term loan outstanding at December 31, 2004 and June 30, 2005.  Agreements for both the revolving line of credit facility and the term loan facility contain financial covenants for the maintenance of minimum net worth, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  At March 31, 2005, we were out of compliance with financial covenants in both agreements, for which waivers were received from the lenders.  In May 2005 we were successful in renegotiating covenants related to both the revolving line of credit facility and the term loan and, at June 30,

2005, were in compliance with the revised covenants.  Accordingly, the term loan has been classified as a long-term obligation at June 30, 2005.  Failure to satisfy these covenants would severely restrict or eliminate our ability to obtain cash.

We generated a net loss of $1,989,519 for the six months ended June 30, 2005 and used cash in operations of $2,491,178 during the six months ended June 30, 2005.  Additionally, although we ended the first six months of 2005 with a working capital deficit of $1.1 million, we have been able to secure additional funding.  In March 2005 our majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.4 million to us.  In May 2005 our majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to us.  The infusion of $7.7 million enabled us to acquire additional companies and to retire certain liabilities.  In August 2005, additional short-term funding of $300,000 in the form of an over-advance on our accounts receivable was secured from Bridge Healthcare Finance, LLC.  Although we have raised $8 million to date in 2005, we will need to raise an additional $1 million to $2 million during the next twelve months to satisfy debt service requirements and other working capital needs.  There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, we will be forced to scale back our acquisition activities and our operations until our income exceeds our expenses.  This would result in an overall slowdown of our development.  Our short-term need for capital may force us to consider and potentially pursue our strategic options sooner than we might have otherwise desired.

Our capital commitments for the next twelve months are minimal as our business does not require the purchase of plants, factories, extensive capital equipment or inventory.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT JUDGEMENT

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Areas that require significant judgments, estimates, and assumptions include the assignment of fair values upon acquisition of goodwill and other intangible assets, testing for impairment of long-lived assets and valuation of the stock used to consummate our acquisitions. We use historical experience, qualified independent consultants and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the company’s financial statements at any given time.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts that provides a reserve with respect to those accounts for which revenue was recognized but which management subsequently determines that payment is not expected to be received.  We analyze the balances of accounts receivable to ensure that the recorded amounts properly reflect the amounts expected to be collected.  This analysis involves the application of varying percentages to each accounts receivable category based on the age of the uncollectible accounts receivable.  The amount ultimately recorded as the reserve is determined after management also analyzes the collectibility of specific large or problematic accounts on an individual basis, as well as the overall business climate and other factors.  Our estimate of the percentage of uncollectible accounts may change from time to time and any such change could have a material impact on our financial condition and results of operations.

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

Goodwill arising from the acquisitions of businesses is recorded as the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.  Statement of Financial Accounting Standards No. 142 (“Goodwill and Other Intangible Assets”) provides that goodwill is to be tested for impairment annually or more frequently if circumstances indicate potential impairment.  Consistent with this standard, we will review goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its new, lower fair value.  If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

RESULTS OF OPERATIONS

The following condensed financial information includes Crdentia Corp. plus the results of operations of all companies acquired from their respective dates of acquisition (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Revenue from services	$9,208	$5,490	$14,330	$11,707
Direct operating expenses	7,110	4,308	11,159	9,255
Gross profit	2,098	1,182	3,171	2,452

Operating expenses:
Selling, general and administrative expenses	2,175	2,141	3,891	4,206
Non-cash stock based compensation	192	143	271	159
Total operating expenses	2,367	2,284	4,162	4,365

Loss from operations	(269)	(1,102)	(991)	(1,913)

Interest expense, net	(475)	(548)	(999)	(999)

Loss before income taxes	(744)	(1,650)	(1,990)	(2,912)

Income tax expense	—	—	—	—

Net loss	(744)	(1,650)	(1,990)	(2,912)

Deemed dividends	—	(2,250)	—	(2,250)
Non-cash preferred stock dividends	(201)	—	(2,363)	—
Net loss attributable to common stockholders	$(945)	$(3,900)	$(4,353)	$(5,162)

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Revenues in the second quarter of 2005 were $9,208,000 compared to revenues of $5,490,000 in the second quarter of 2004.  Revenues have increased in the second quarter of 2005 compared to the second quarter of 2004 due to acquisitions in August 2004 and March and May of 2005.  However, the loss of certain larger customers in 2004 and 2005 and the soft demand experienced in the industry offset a significant portion of the increase in revenue due to acquisitions.  In the second quarter of 2005 approximately 43% (69% in the second quarter of 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the second quarter of 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided  48% of our revenue in the second quarter of 2005 (15% in the second quarter of 2004).  Per diem revenue became a larger portion of our revenue in the second quarter of 2005 compared to the second quarter of 2004 because of our acquisition of per diem businesses in the third quarter of 2004.  The remaining amount of our revenue in the second quarter of 2005 and 2004 came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During the second quarter of 2005 and 2004, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the second quarter of 2005 was $2,098,000 or 22.8% of revenues compared to $1,182,000 or 21.5% of revenues in the second quarter of 2004. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage.  The gross profit percentage in the second quarter of 2005 has improved reflecting higher gross profits reported by our 2004 and 2005 acquisitions.

Our selling, general and administrative costs were $2,175,000 or 23.6% of revenues in the second quarter of 2005 compared to $2,141,000 or 39.0% of revenues in the second quarter of 2004.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses.  Selling, general and administrative costs as a percentage of revenue are down in the second quarter of 2005 following the elimination of redundant costs in our travel business in October 2004.  Also, the dollar amount of selling, general and administrative costs has remained constant even though revenue has increased indicating that we have been able to effectively achieve economies of scale with a larger revenue base.

Interest costs decreased from $548,000 in the second quarter of 2004 to $475,000 in the second quarter of 2005 which decrease reflects lower overall rates on the new debt facilities we obtained in 2004 (which were restructured in the first quarter of 2005).

Deemed dividends were 2,250,000 in the second quarter of 2004.  The deemed dividends relate to beneficial conversion features of our Series A and Series B convertible preferred stock.

The non-cash preferred stock dividends in the second quarter of 2005 are cumulative common stock dividends declared for December 31, 2004 and March 31, 2005 related to the warrants exercised on May 2, 2005 for 22,187 shares of Series C convertible preferred stock.  The common stock dividends on the warrants are payable once the warrants are exercised.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues for the first six months of 2005 were $14,330,000 compared to revenues of $11,707,000 for the first six months of 2004.  Revenues have increased in the first six months of 2005 compared to the first six months of 2004 due to acquisitions in August 2004 and March and May of 2005.  However, the loss of certain larger customers in 2004 and 2005 and the soft demand experienced in the industry offset a significant portion of the increase in revenue due to acquisitions.  In the first six months of 2005 approximately 37% (72% in the first six months of 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the first six months of 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 50% of our revenue for the first six months of 2005 (14% in the first six months of 2004).  Per diem revenue became a larger portion of our revenue in the first six months of 2005 compared to the first six months of 2004 because of our acquisition of per diem businesses in the third quarter of 2004.  The remaining amount of our revenue in the first six months of 2005 and 2004 came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During the first six months of 2005 and 2004, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the first six months of 2005 was $3,171,000 or 22.1% of revenues compared to $2,452,000 or 20.9% of revenues in the first six months of 2004. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage.  The gross profit percentage in the first six months of 2005 has improved reflecting higher gross profits reported by our 2004 and 2005 acquisitions.

Our selling, general and administrative costs were $3,891,000 or 27.2% of revenues in the first six months of 2005 compared to $4,206,000 or 35.9% of revenues in the first six months of 2004.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses.  Selling, general and administrative costs as a percentage of revenue are down in the first six months of 2005 following the elimination of redundant costs in our travel business in October 2004.  Also, the dollar amount of selling, general and administrative costs has decreased even though revenue has increased indicating that we have been able to effectively achieve economies of scale with a larger revenue base.

Interest costs were $999,000 in both the first six months of 2005 and 2004.  Higher levels of borrowing related to our acquisitions in March and May 2005 increased interest costs which were offset by lower overall rates on the new debt facilities we obtained in 2004 (which were restructured in the first quarter of 2005).

Deemed dividends were 2,250,000 in the first six months of 2004.  The deemed dividends relate to beneficial conversion features of our Series A and Series B convertible preferred stock.

The non-cash preferred stock dividends in the first six months of 2005 relate to common stock dividends declared by the Board of Directors on our Series B, Series B-1 and Series C convertible preferred stock as well as cumulative common stock dividends declared for September 30, 2004, December 31, 2004 and March 31, 2005 related to the warrants exercised on March 29, 2005 for 108,333 shares of Series C convertible preferred stock and cumulative common stock dividends declared for December 31, 2004 and March 31, 2005 related to the warrants exercised on May 2, 2005 for 22,187 shares of Series C convertible preferred stock.  The common stock dividends on the warrants are payable once the warrants are exercised.

Risk Factors

We were formed in November 1997, and commenced operations on August 7, 2003 following our acquisition of Baker Anderson Christie, Inc.  Any investment in our Common Stock involves a high degree of risk.  You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our Common Stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.  If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report including those contained in the section captioned “Management’s Discussion and Analysis or Plan of Operation” under Item 2.  In such case, the trading price of our Common Stock could decline, and you may lose all or part of the money you paid to buy our Common Stock.

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

We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies. In addition, beginning in August 2003 and through May 2005 we acquired eight businesses.

These acquisitions involve numerous risks, including:

•  potential loss of revenues following the acquisition;

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

Our Series C Convertible Preferred Stock has a significant liquidation preference.

As of August 1, 2005, we had (i) 183,028 shares of Series C Preferred Stock outstanding and (ii) warrants (the “Warrants”) to purchase 124,077 shares of Series C Preferred Stock outstanding.  We anticipate selling additional shares of Series C Preferred Stock and issuing additional warrants to purchase shares of Series C Preferred Stock.  Each share of Series C Preferred stock is convertible into one hundred (100) shares of our common Stock.  In the event of any liquidation or winding up of our company, the holders of the Series C Preferred Stock will be entitled to receive, in preference to the holders of our other equity securities, an amount equal to five times the original purchase price per share, or $300 per share, plus any dividends declared on the Series C Convertible Preferred Stock but not paid.  Assuming the exercise of all outstanding Warrants, upon a liquidation or winding up of our company the holders of our Series C Preferred Stock would be entitled to receive approximately $92,000,000 prior to the payment of any amounts to the holders of our other equity securities.  As a result, upon a liquidation or winding up of the Company, there may not be sufficient proceeds, following the payment of the Series C liquidation preference described above, to make any distribution to the holders of our other equity securities.

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

The trading price of our common stock is likely to be subject to wide fluctuations.  Factors affecting the trading price of our common stock may include:

•                  Variations in our financial results;

•                  Announcements of innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

•                  Recruitment or departure of key personnel;

•                  Changes in estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock;

•                  Market conditions in our industry, the industries of our customers and the economy as a whole; and

•                  Sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock will be sold, by our existing stockholders in the public market.

Our need to raise additional capital in the future could have a dilutive effect on your investment.

We will need to raise additional capital.  One possibility for raising additional capital is the public or private sale of our Common Stock or securities convertible into or exercisable for our Common Stock.

If we sell additional shares of our Common Stock, such sales will further dilute the percentage of our equity that our existing stockholders own.  In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the trading prices listed for our Common Stock on the OTC Bulletin Board and it is possible that we will close future private placements involving the issuance of securities at a discount to prevailing trading prices.  Depending upon the price per share of securities that we sell in the future, a stockholder’s interest in us will be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities.  No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute our calculation of any such adjustments.  Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to effect dilutive securities issuances or adjustments to previously issued securities.  In addition, future financings may include provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action.  Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control.  These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes.  In addition, these provisions could require us to record additional non-cash expenses.

Our credit facility imposes significant expenses and restrictive covenants upon us.

In June 2004 we obtained a $15 million revolving credit facility, which was reduced in 2005 to $10 million, (the “Revolving Facility”) from Bridge Healthcare Finance, LLC.  In August 2004 we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC (the “Term Facility” and together with the Revolving Facility, the “Credit Facility”).  Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC.

The Credit Facility involves significant interest expenses and other fees.  In addition, except in certain limited circumstances, the Credit Facility cannot be pre-paid in full without us incurring a significant pre-payment penalty.

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

MedCap Partners L.P. controls approximately 52% of our outstanding capital stock, on a fully diluted as-converted basis.  As a result, MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions.  These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.  C. Fred Toney, a member or our Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.

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

We have had a short operating history.

We were formed in November 1997 and commenced operations on August 7, 2003 with our acquisition of Baker Anderson Christie, Inc.  We are a “start-up” operation and subject to all the risks inherent in a new business venture, many of which are beyond our control, including the ability to implement successful operations, lack of capital to finance acquisitions and failure to achieve market acceptance.  In addition, as a start-up venture we will face significant competition from many companies virtually all of which are larger, better financed and have significantly greater market recognition than us.

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

We rely significantly on our ability to attract and retain nurses and healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our losses could increase. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

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

As of June 30, 2005, we had $25.2 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired.  At June 30, 2005, goodwill and other intangible assets represented 77% of our total assets.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

None.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the exercise of outstanding warrants to purchase shares of Series C Preferred Stock, on May 2, 2005 we issued 22,187 shares of Series C Preferred Stock at a cash price per share of $60.00 to MedCap Partners L.P.  The issuance of the shares of Series C Preferred Stock was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act.

Item 6.                    Exhibits

(a)                                  Exhibits

Exhibit No.	Description
2.3

Equity Purchase Agreement, dated as of May 4, 2005, by and among Crdentia Corp., CRDE Corp., GHS Acquisition Corporation, Prime Staff, Inc., Prime Staff GP, LLC, Mint Medical, LLC, Mint Medical GP, LLC and the equity owners of Prime Staff, Inc., Prime Staff GP, LLC, Mint Medical, LLC, and Mint Medical GP, LLC. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

10.34

Second Amended and Restated Loan and Security Agreement – Revolving Loans, dated May 16, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, GHS Acquisition Corporation and Bridge Healthcare Finance, LLC.

10.35

Amended and Restated Loan and Security Agreement – Term Loan, dated May 16, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, GHS Acquisition Corporation and Bridge Opportunity Finance, LLC.

10.36(15)	Executive Employment Agreement dated May 31, 2005 by and between Crdentia Corp. and James J. TerBeest.

10.37(15)	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and James D. Durham.

10.38(15)	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and Pamela G. Atherton.

10.39(15)	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and James J. TerBeest.

10.40(15)	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and Vicki L. Smith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

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

(15)                            Filed with a Current Report on Form 8-K dated May 31, 2005.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005	By:	/S/ James D. Durham
James D. Durham
Chairman and Chief Executive Officer

Date: August 15, 2005	By:	/S/ James J. TerBeest
James J. TerBeest
Chief Financial Officer