Form 10QSB
period 2005-09-30
CRDENTIA CORP
filed 2005-11-14
CIK 1073857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-31152

CRDENTIA CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	76-0585701
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14114 Dallas Parkway, Suite 600, Dallas, Texas 75254

(Address of principal executive offices)

(972) 850-0780

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

30,544,634 shares of Common Stock, $.0001 par value, outstanding on October 28, 2005.

Transitional Small Business Disclosure Format (check one):    Yes   ☐   No   ☒

CRDENTIA CORP.

Form 10-QSB Quarterly Report

For Quarterly Period Ended September 30, 2005

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CRDENTIA CORP.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$302,578	$362,472
Accounts receivable, net of allowance for doubtful accounts of $99,838 in 2005 and $114,957 in 2004	4,804,828	2,908,403
Unbilled receivables	644,257	303,626
Other current assets	805,934	495,579
Total current assets	6,557,597	4,070,080

Property and equipment, net	421,753	293,600
Goodwill	22,734,825	12,974,973
Intangible assets, net	2,308,479	1,660,717
Other assets	648,245	837,061

Total assets	$32,670,899	$19,836,431

Current liabilities:
Accounts payable and accrued expenses	$1,347,664	$2,523,069
Accrued dividends on convertible preferred stock	—	1,027,254
Accrued employee compensation and benefits	456,138	554,945
Revolving lines of credit	5,057,451	2,521,598
Current portion of note payable to lender, net of discount	—	2,049,816
Note payable to stockholder	—	400,000
Current portion of notes payable to sellers	1,107,578	184,948
Other current liabilities	242,739	100,017
Subordinated convertible note, net of discount	25,000	50,000
Total current liabilities	8,236,570	9,411,647

Note payable to lender, less current portion, net of discount	2,237,416	—
Long term bonus payable	953,590	884,962
Notes payable to sellers, less current portion	2,107,912	—
Other long-term liabilities	5,273	33,045

Total liabilities	13,540,761	10,329,654

Commitments and contingencies

Convertible preferred stock, 10,000,000 shares authorized:
Series B convertible preferred stock $0.0001 par value, no shares outstanding at 2005 and 3,750,000 shares outstanding at 2004 (liquidation preference of $750,000 in 2004)	—	750,000
Series B-1 convertible preferred stock $0.0001 par value, no shares outstanding at 2005 and 93,043 shares outstanding at 2004 (liquidation preference of $5,582,580 in 2004)	—	30,123,400
Series C convertible preferred stock $0.0001 par value, 183,028 shares outstanding at 2005 and 52,501 shares outstanding at 2004 (liquidation preference of $54,908,400 in 2005 and $15,750,300 in 2004)	10,020,048	1,070,510
Series C preferred stock warrants	839,555	2,079,910

Stockholders’ equity (deficit):
Common stock, par value $0.0001, 150,000,000 shares authorized in 2005 and 50,000,000 shares authorized in 2004, 31,621,040 shares issued and 30,544,634 shares outstanding in 2005 and 14,202,883 shares issued and 13,126,477 shares outstanding in 2004	3,162	1,420
Additional paid in capital	112,081,975	68,447,288
Treasury stock, 1,076,406 shares at cost	—	—
Deferred non-cash stock compensation	(6,267,258)	(648,746)
Accumulated deficit	(97,547,344)	(92,317,005)
Total stockholders’ equity (deficit)	8,270,535	(24,517,043)

Total liabilities and stockholders’ equity (deficit)	$32,670,899	$19,836,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from services	$9,637,560	$5,526,945	$23,967,381	$17,234,443
Direct operating expenses	7,203,321	4,266,717	18,362,258	13,522,086
Gross profit	2,434,239	1,260,228	5,605,123	3,712,357

Operating expenses:
Selling, general, and administrative expenses	2,425,475	2,561,217	6,316,626	6,766,896
Loss on impairment of customer related intangibles	—	121,440	—	121,440
Non-cash stock based compensation	401,154	140,425	671,488	299,880
Total operating expenses	2,826,629	2,823,082	6,988,114	7,188,216

Loss from operations	(392,390)	(1,562,854)	(1,382,991)	(3,475,859)

Non-cash expense for conversion of debt	—	(7,497,250)	—	(7,497,250)
Interest expense, net	(485,451)	(713,266)	(1,484,369)	(1,712,376)

Loss before income taxes	(877,841)	(9,773,370)	(2,867,360)	(12,685,485)

Income tax expense	—	—	—	—

Net loss	$(877,841)	$(9,773,370)	$(2,867,360)	$(12,685,485)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	—	—	(1,000,000)
Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	—	—	—	(1,250,000)
Deemed dividend related to beneficial conversion feature on Series B-1 convertible preferred stock	—	(1,233,480)	—	(1,233,480)
Deemed dividend related to beneficial conversion feature on Series B-1 warrants issued	—	(360,000)	—	(360,000)
Deemed dividend related to beneficial conversion feature on Series C convertible preferred stock		(677,382)	—	(677,382)
Non-cash preferred stock dividends	—	—	(2,362,979)	—

Net loss attributable to common stockholders	$(877,841)	$(12,044,232)	$(5,230,339)	$(17,206,347)

Basic and diluted loss per common share attributable to common stockholders	$(0.03)	$(1.86)	$(0.23)	$(2.71)

Weighted average number of common shares outstanding	26,841,329	6,478,271	22,445,325	6,349,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(2,867,360)	$(12,685,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subordinated convertible note discounts	—	654,167
Amortization of lender note discounts	187,600	40,503
Amortization of debt issue costs	250,184	283,732
Amortization of long-term bonus payable	68,628	62,202
Non-cash stock based expense related to short-term borrowings	162,500	—
Non-cash expense for conversion of debt	—	7,497,250
Depreciation and amortization	601,072	740,226
Bad debt expense	—	50,050
Non-cash stock based compensation	671,488	299,880
Loss on impairment of customer intangibles	—	121,440
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(851,578)	91,155
Unbilled receivables	(340,631)	(50,030)
Other assets and liabilities	(180,282)	(217,805)
Accounts payable and accrued expenses	(1,325,405)	1,243,162
Accrued employee compensation and benefits	(67,375)	(109,817)
Net cash used in operating activities	(3,691,159)	(1,979,370)

Investing activities
Purchases of property and equipment	(117,415)	(166,648)
Cash paid for acquisition of subsidiaries, net of cash received	(4,956,980)	(4,213,933)
Other	23,829	—
Net cash used in investing activities	(5,050,566)	(4,380,581)

Financing activities
Issuance of preferred stock	—	5,060,760
Exercise of warrants for Series C preferred stock, net of expenses	7,709,183	—
Net increase (decrease) in revolving lines of credit	1,594,463	(548,126)
Repayment of subordinated convertible note	(25,000)	—
Proceeds from notes payable to majority stockholder	1,050,000	—
Repayment of notes payable to majority stockholder	(1,450,000)	—
Proceeds from notes payable to lender	—	2,697,802
Repayment of note payable to lender	—	(719,444)
Repayment of notes payable to sellers	(184,948)	(257,494)
Debt issuance costs	(11,867)	(1,105,703)
Net cash provided by financing activities	8,681,831	5,127,795

Net decrease in cash and cash equivalents	(59,894)	(1,232,156)
Cash and cash equivalents at beginning of period	362,472	1,469,076
Cash and cash equivalents at end of period	$302,578	$236,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

Basis of Presentation

The accompanying unaudited financial data as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2005 have been made. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

Liquidity

The Company generated a net loss of $2,867,360 for the nine months ended September 30, 2005 and used cash in operations of $3,691,159 during the first nine months of 2005.  Additionally, although the Company ended the first nine months of 2005 with a working capital deficit of $1.7 million, the Company was able to secure additional funding during 2004 and the first nine months of 2005 to finance its operations as it continues to execute its business plan to acquire and grow companies involved in healthcare staffing.  As discussed in Note 8, in March 2005 the Company’s majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.4 million to the Company.  Also, as discussed in Note 8, in May 2005 the Company’s majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to the Company.  The infusion of $7.7 million into the Company enabled it to acquire additional companies and to retire certain liabilities. Also, following the three acquisitions discussed in Note 2, the Company increased its borrowings under its accounts receivable line, but at September 30, 2005, there is no additional borrowing availability under this line.  In the third quarter of 2005, additional short-term funding of $600,000 in the form of an over-advance on the accounts receivable line was secured from Bridge Healthcare Finance, LLC.  The Company will need to raise $1.5 million to $2.0 million before calendar year end 2005 or pursue other strategic options to fund operations.

There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives.  If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations until income exceeds expenses.  This would result in an overall slowdown of the Company’s development and could result in the failure of the Company’s business.

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

If the Company had elected the fair value method of accounting for employee stock-based compensation, compensation cost would be recorded at the estimated fair value of the stock award grants over the service period, regardless of later changes in stock prices and price volatility.  The date of grant fair values for options granted have been estimated based on the Black-Scholes pricing model.

The table below shows net loss per share attributable to common stockholders for the three and nine months ended September 30, 2005 and 2004 as if the Company had elected the fair value method of accounting for stock options.

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders as reported	$(877,841)	$(12,044,232)	$(5,230,339)	$(17,206,347)
Add: stock-based employee compensation in reported net loss, net of related tax effects	401,154	140,425	671,488	299,880

Deduct: stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(465,902)	(2,144,537)	(790,116)	(2,352,628)

Proforma net loss attributable to common stockholders, as adjusted	$(941,779)	$(14,048,344)	$(5,348,967)	$(19,259,095)

Loss per share attributable to common stockholders:
Basic and diluted, as reported	$(.03)	$(1.86)	$(.23)	$(2.71)
Basic and diluted, as adjusted	$(.04)	$(2.17)	$(.24)	$(3.03)

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each period divided by the weighted average number of shares of common stock outstanding for each period (excluding the restricted common stock issued to certain officers in May 2005 as discussed in Note 9).   Diluted earnings per common share include both the weighted average number of common shares and any common share equivalents such as convertible securities, options or warrants in the calculation.  As the Company recorded net losses for the three and nine months ended September 30, 2005 and 2004, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding.  Common share equivalents that were excluded in the September 30, 2005 calculations totaled 41,546,158.

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

Note 2. Acquisitions

TravMed USA, Inc.

On March 29, 2005, the Company acquired TravMed USA, Inc. (“TravMed”) in exchange for $3,215,490 in cash, $3,215,490 in notes payable, and $125,650 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$1,189,471
Customer related intangible assets	492,000
Goodwill	5,916,549
Total assets acquired	7,598,020
Liabilities assumed	1,041,390
Net assets acquired	$6,556,630

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

Health Industry Professionals, LLC

On March 29, 2005, the Company acquired Health Industry Professionals, LLC (HIP) in exchange for $1,350,900 in cash, 1,283,684 shares of the Company’s Common Stock valued at $2,601,600, (determined by the average of $2.03 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date),  and $30,653 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market.  The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$44,000
Customer related intangible assets	342,000
Goodwill	3,647,153
Total assets acquired	4,033,153
Liabilities assumed	50,000
Net assets acquired	$3,983,153

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

Prime Staff, LP and Mint Medical Staffing Odessa

On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa in exchange for $150,000 in cash, 165,042 shares of the Company’s Common Stock valued at $287,264 (determined by the average of $1.74 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date),  and $78,638 of net acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market.  The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$33,400
Customer related intangible assets	292,000
Goodwill	190,502
Total assets acquired	515,902
Liabilities assumed	—
Net assets acquired	$515,902

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

	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2005	2004

Revenue from services	$13,165,567	$30,252,502	$41,814,519

Net loss	(9,382,434)	(2,601,197)	(11,529,551)

Net loss attributable to common stockholders	(11,653,296)	(4,964,176)	(16,050,413)
Basic and diluted net loss per common share attributable to common stockholders	(1.43)	(.22)	(2.01)
Weighted-average shares of common stock outstanding (basic and diluted)	8,126,997	22,929,376	7,997,798

Note 3.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004

Accounts payable	$752,632	$1,815,778
Accrued expenses	595,032	707,291

	$1,347,664	$2,523,069

Note 4.  Revolving Line of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC, pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the “Loan”).  During the first quarter of 2005, the revolving line of credit facility was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees.  The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (9.75% at September 30, 2005).  Interest is payable monthly.  Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants.  Customer payments are used to repay the advances on the credit facility after deducting charges for interest expense, unused line and account management fees.  Except in certain limited circumstances, the Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  In May 2005, the covenants were restructured and, at September 30, 2005, the Company was in compliance with the restructured covenants.  The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated.  There are also cross default provisions between the Loan and the Term Loan discussed in Note 5.  The outstanding balance on the Loan is $4,457,451 at September 30, 2005 (excluding the over-advance of $600,000 described below), which represents the total availability under the line relative to the amount of receivables outstanding at that date.

During the third quarter of 2005, Bridge Healthcare Finance, LLC made a $600,000 credit line available to the Company in the form of an over-advance on the Company’s Loan.  The line of credit will be used as necessary to pay certain remaining amounts due on acquisitions completed in March, 2005 and for working capital purposes.  The line accrues interest at 9.5%.  The $600,000 has been completely drawn down at September 30, 2005, and must be repaid by December 31, 2005.  As additional consideration for the line, the Company is required to pay a monthly fee of $15,000 through December 31, 2005.  The maturity date of the related revolving credit Loan discussed above is being extended for an additional year through June 2008.  The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of the Company.

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

Except in certain limited circumstances, the Term Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender. In May 2005, the covenants were restructured and, at September 30, 2005, the Company was in compliance with the restructured covenants. The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated.  There are also cross default provisions between the Term Loan and the Loan.

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

Note 7.  Notes Payable to Sellers

As partial consideration for the acquisition of TravMed USA, Inc. on March 29, 2005, the Company issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. The notes are three-year convertible notes bearing interest at 7.75%.  Monthly interest payments are required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt.  See additional discussion in Note 11.

Note 8.   Convertible Preferred Stock

Convertible Preferred Stock Issued and Outstanding

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. At September 30, 2005 and December 31, 2004 there are shares issued and outstanding consisting of the following:

	September 30, 2005		December 31, 2004
	Shares	Shares	Shares	Shares
	Issued	Outstanding	Issued	Outstanding

Series B Convertible Preferred Stock	—	—	6,250,000	3,750,000
Series B-1 Convertible Preferred Stock	—	—	97,582	93,043
Series C Convertible Preferred Stock	183,028	183,028	52,501	52,501

The conversion price of all Convertible Preferred Stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences, as well as the issuance of Common Stock in consideration of an amount less than the then effective conversion price.

All Convertible Preferred Shares issued and outstanding are convertible currently at the option of the holder. The Company has evaluated the potential effect of any beneficial conversion terms related to convertible instruments. As a result, the convertible instruments may have a carrying amount that differs significantly from its redemption amount. In such cases, the difference between the carrying amount and the redemption amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature and deducted as a deemed dividend in determining net loss attributable to common stockholders. The table below summarizes the redemption requirements and beneficial conversion of the Convertible Preferred Shares outstanding as of September 30, 2005:

Series of Convertible Preferred Stock	Shares Outstanding	Carrying Amount	Common Shares Issuable Upon Conversion	Beneficial Conversion Recorded at Issuance

C	183,028	$10,020,048	18,302,800	$1,070,510

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

On August 31, 2004, the Company issued MedCap Partners L.P. a warrant to purchase 6,000 shares of Series B-1 Convertible Preferred Stock for $60 per share for five years.  These warrants have not been exercised at September 30, 2005.

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

Warrants to Purchase Convertible Preferred Stock

As of September 30, 2005, warrants to purchase Convertible Preferred Stock are outstanding as follows:

Series of Convertible		Exercise Price
Preferred Stock	Warrants	Per share

B-1	6,000	$60
C	124,077	$60

On March 29, 2005, 108,333 of the Series C warrants were exercised providing proceeds, net of issue costs, of $6,435,687.  On May 2, 2005, 22,187 of the Series C warrants were exercised providing net proceeds of $1,273,496.  Dividends accrue on warrants but are payable only upon exercise.  Accordingly, dividends declared for the quarters September 30, 2004, December 31, 2004 and March 31, 2005 became payable on the warrants exercised at March 31, 2005,  with an estimated fair value of $1,411,464.  These dividends were paid in March 2005 through the issuance of 705,732 shares of common stock.  Dividends relative to the 22,187 warrants exercised in May 2005 amounted to $200,792 and were paid in the second quarter of 2005 through the issuance of 110,935 shares of common stock.

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

On May 31, 2005, the Company granted 3,700,000 shares of restricted stock to four of its officers.  The restricted stock has been valued at $6,290,000, which represents the trading value of the stock as quoted on the OTC Bulletin Board on May 31, 2005.  All shares of restricted stock vest in five years or earlier in the event the average daily trading volume for the Company’s common stock reaches specified levels or in certain other circumstances.  The $6,290,000 value has been reflected as common stock issued and outstanding with an offsetting amount included in the equity section as deferred non-cash stock compensation.  The deferred non-cash stock compensation amount is being amortized monthly over the five year expected vesting period of the restricted stock grant.  The President’s restricted stock grant of 900,000 shares is subject to forfeiture of 300,000 shares per quarter for the second, third and fourth quarters of 2005 if certain revenue and EBITDA targets are not achieved.  The second quarter and third quarter targets were not achieved, but forfeiture has not yet been reflected since the achievement of targets is ultimately measured on a cumulative basis through December 31, 2005.  The remaining grants are not subject to forfeiture except in the event grantee’s continuous service is terminated for any reason, other than death or disability prior to the fifth anniversary of the grant date.  Non-cash stock based compensation in the accompanying statement of operations for the third quarter and nine months ended September 30, 2005 includes $314,500 and $419,333, respectively, related to these grants.

In May 2005, the Board of Directors approved the grant of options to key employees to purchase 831,050 shares of the Company’s common stock under the 2004 option plan at $1.70 per share (fair market value on the date of grant).  The options vest 25% after one year and monthly thereafter on a straight-line basis over three years.  The options expire in ten years.

In August 2005, the Board of Directors approved the grant of options to key employees to purchase 95,850 shares of the Company’s common stock under the 2004 option plan at $1.60 per share (fair market value on the date of grant).  The options vest 25% after one year and monthly thereafter on a straight-line basis over three years.  The options expire in ten years.

Note 10.  Supplemental Disclosure to the Cash Flow Statement

	September 30,	September 30,
	2005	2004

Supplemental cash flow disclosures:
Cash paid for interest	$754,830	$713,689
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Conversion of debt into common stock	—	126,548
Conversion of debt into preferred stock	—	9,296,590
Conversion of preferred stock into common stock	30,873,400	3,496,720
Issuance of the following in connection with acquisitions:
Common stock issued	2,888,864	690,000
Revolving credit line assumed	941,390	—
Notes payable issued	3,215,490	275,000
Common stock issued as payment of preferred stock dividends	3,390,233	—
Common stock issued associated with working capital loans from majority stockholder	162,500	—
Preferred stock warrants	—	1,658,162
Common stock warrants	—	1,458,124

Note 11.  Subsequent Events

The Company did not make the October 31, 2005 debt service payments of $118,246 required by terms of the $3.2 million of notes payable to sellers.  Accordingly, the Company received a notice of default in early November 2005.  The due date of the notes may be accelerated such that the entire balance of the notes payable to sellers is due, but such acceleration option cannot be exercised until November 21, 2005.  If sellers exercise their option, the Company has six months to cure the default.  If cured, payment due dates revert back to the original non-accelerated terms.  The default under the notes payable to sellers triggers defaults under the revolving loan and term loan discussed in Notes 4 and 5.  The Company expects to cure the defaults on the notes payable to sellers, revolving loan and term loan by November 30, 2005; accordingly, the notes payable to sellers due beyond one year and the term loan continue to be classified as non-current.  Also, as a result of this default, Bridge Healthcare Finance, LLC has an option to discontinue making revolving credit loans to the Company on receivables of TravMed USA, Inc., the acquisition which gave rise to the notes payable to sellers.  On November 9, 2005, Bridge Healthcare Finance, LLC waived their right to exercise this option through November 30, 2005.

In November 2005, the Board of Directors declared second quarter and third quarter 2005 dividends on the Series C Preferred Stock, which will require the issuance of 915,140 shares of common stock.  Also, in November 2005, the Board of Directors approved the grant of options to key employees and directors to purchase 177,417 shares of the Company’s common stock under the 2004 option plan @ $2.00 per share (fair market value on the date of grant).  The options vest 25% after one year and monthly thereafter on a straight-line basis over three years.  The options expire in ten years.

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

During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two additional companies, and in the first nine months of 2005 purchased three additional companies.  We have contracted with more than 1500 healthcare facilities across 49 U.S. states and the District of Columbia.

The companies we acquired in 2003 — Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurses, Ltd. (through our acquisition of PSR Nurses Holdings Corp. and PSR Nurse Recruiting, Inc., which hold the limited partner and general partner interests in PSR Nurses, Ltd.) — provide the foundation for our continued growth.  During 2003 we began operating the acquired companies, combining the various back offices and support staff and began streamlining the operations.  We continued our acquisition program in 2004 and acquired Care Pros Staffing, Inc. and Arizona Home Health Care/Private Duty, Inc.  On March 29, 2005, we acquired TravMed USA, Inc. and Health Industry Professionals, LLC.  On May 4, 2005, we acquired PrimeStaff, LP and Mint Medical Staffing Odessa.  We have achieved our goal to acquire at least three companies in 2005.

Although we have raised $8 million to date in 2005, we will need to raise $1.5 million to $2 million before calendar year end 2005 and additional capital during the next twelve months to satisfy debt service requirements and other working capital needs.  If additional capital is not readily available, our business could fail if we cannot successfully scale back our operations until our income exceeds our expenses or pursue other strategic alternatives.

Some key factors we are focusing on to improve performance are as follows:

•        We are identifying innovative ways to attract and retain nurses such as a nurse stock program and competitive compensation packages.

•        We are installing new operating software to assist us in more effectively managing gross profits by nurse and by healthcare facility.

•        We are vigorously managing professional liability insurance costs, workers compensation insurance costs, and health care costs to enhance gross margins.

•        We are expanding our home health business in an effort to improve gross margins through a better mix of the services provided.

•        We are devoting constant attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.

•        We are currently working to raise $8 million to $10 million of debt and equity for working capital needs, for debt retirement and for acquisitions..

•        We are working to resolve the significant (in excess of $92 million) Series C Preferred Stock liquidation preference (assuming exercise of all Series C warrants).

•        We are seeking to list our common stock on the Nasdaq Market or another national exchange (our common stock is currently quoted on the OTC Bulletin Board).

LIQUIDITY AND CAPITAL RESOURCES

Although we have raised $8 milion to date in 2005, we will need to raise additional capital during the next twelve months to satisfy debt service requirements and working capital needs.  We are currently working to raise $8 million to $10 million in a combination of debt and equity in a private placement transaction with qualified investors.  If we are successful in raising more than the $2 million to $3 million needed to satisfy debt service requirements and working capital needs, we will employ additional funds for internal growth, retirement of higher cost debt, and to a lesser extent targeted acquisitions which satisfy our due diligence review.

In June 2004, we obtained a $15 million revolving line of credit facility from Bridge Healthcare Finance, LLC (reduced to $10 million in March 2005).  In August 2004, we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC.  Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC.  During the third quarter of 2005, Bridge Healthcare finance, LLC made a $600,000 credit line available to us in the form of an over-advance on our revolving line of credit.  We had $2,521,598 and $5,057,451 outstanding at December 31, 2004 and September 30, 2005, respectively, under our revolving line of credit facility (including any over-advances) and $2,697,802 of principal  (after adding back the discount) of term loan outstanding at December 31, 2004 and September 30, 2005.  Agreements for both the revolving line of credit facility and the term loan facility contain financial covenants for the maintenance of minimum net worth, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  At March 31, 2005, we were out of compliance with financial covenants in both agreements, for which waivers were received from the lenders.  In May 2005 we renegotiated covenants related to both the revolving line of credit facility and the term loan and, at September 30, 2005, were in compliance with the revised covenants.  Accordingly, the term loan (which matures on April 30, 2007) has been classified as a long-term liability at September 30, 2005.  Failure to satisfy these covenants would severely restrict or eliminate our ability to obtain additional funding under these agreements.

We generated a net loss of $2,867,360 for the nine months ended September 30, 2005 and used cash in operations of $3,691,159 during the first nine months of 2005.  Additionally, although we ended the first nine months of 2005 with a working capital deficit of $1.7 million, we were able to secure additional funding during 2004 and the first nine months of 2005 to finance our operations as we continue to execute our business plan to acquire and grow companies involved in healthcare staffing.  In March 2005 our majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.4 million to us.  Also, in May 2005 our majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to us.  The infusion of $7.7 million enabled us to acquire additional companies and to retire certain liabilities. Also, following the three acquisitions during the first nine months of 2005, we increased our borrowings under our accounts receivable line, but at September 30, 2005, there is no additional borrowing availability under this line.  In the third quarter of 2005, additional short-term funding of $600,000 in the form of an over-advance on the accounts receivable line was secured from Bridge Healthcare Finance, LLC.  Although we have raised $8 million to date in 2005, we will need to raise an additional $2 million to $3 million during the next twelve months to satisfy debt service requirements and working capital needs.  There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives.  Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, we will be forced to scale back our acquisition activities and our operations until our income exceeds our expenses.  This would result in an overall slowdown of our development.  Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired.

We did not make the October 31, 2005 debt service payments of $118,246 required by terms of the $3.2 million of notes payable to sellers.  Accordingly, we received a notice of default in early November 2005.  The due date of the notes may be accelerated such that the entire balance of the notes payable to sellers is due, but such acceleration option cannot be exercised until November 21, 2005.  If sellers exercise their option, we have six months to cure the default.  If cured, payment due dates revert back to the original non-accelerated terms.  The default under the notes payable to sellers triggers defaults under the revolving loan and term loan discussed in Notes 4 and 5.  We expect to cure the defaults on the notes payable to sellers, revolving loan and term loan by November 30, 2005; accordingly, the notes payable to sellers due beyond one year and the term loan continue to be classified as non-current.  Also, as a result of this default, Bridge Healthcare Finance, LLC has an option to discontinue making revolving credit loans to us on receivables of TravMed USA, Inc., the acquisition which gave rise to the notes payable to sellers.  On November 9, 2005, Bridge Healthcare Finance, LLC waived their right to exercise this option through November 30, 2005.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Revenue from services	$9,637	$5,527	$23,967	$17,234
Direct operating expenses	7,203	4,267	18,362	13,522
Gross profit	2,434	1,260	5,605	3,712

Operating expenses:
Selling, general and administrative expenses	2,425	2,562	6,317	6,767
Loss on impairment of customer related intangibles	—	121	—	121
Non-cash stock based compensation	401	140	671	300
Total operating expenses	2,826	2,823	6,988	7,188

Loss from operations	(392)	(1563)	(1,383)	(3,476)

Non-cash expense for conversion of debt	—	(7,497)	—	(7,497)
Interest expense, net	(486)	(713)	(1,484)	(1,712)

Loss before income taxes	(878)	(9,773)	(2,867)	(12,685)

Income tax expense	—	—	—	—

Net loss	(878)	(9,773)	(2,867)	(12,685)

Deemed dividends	—	(2,271)	—	(4,521)
Non-cash preferred stock dividends	—	—	(2,363)	—
Net loss attributable to common stockholders	$(878)	$(12,044)	$(5,230)	$(17,206)

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Revenues in the third quarter of 2005 were $9,637,000 compared to revenues of $5,527,000 in the third quarter of 2004.  Revenues have increased in the third quarter of 2005 compared to the third quarter of 2004 due to acquisitions in August 2004 and March and May of 2005.  However, the loss of certain larger customers in 2004 and 2005 and the soft demand experienced in the industry offset a significant portion of the increase in revenue due to acquisitions.  In the third quarter of 2005 approximately 38% (57% in the third quarter of 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the third quarter of 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 54% of our revenue in the third quarter of 2005 (29% in the third quarter of 2004).  Per diem revenue became a larger portion of our revenue in the third quarter of 2005 compared to the third quarter of 2004 because of our acquisition of per diem businesses late in the third quarter of 2004.  The remaining amount of our revenue in the third quarter of 2005 and 2004 came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During the third quarter of 2005 and 2004, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the third quarter of 2005 was $2,434,000 or 25.3% of revenues compared to $1,260,000 or 22.8% of revenues in the third quarter of 2004. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage.  The gross profit percentage in the third quarter of 2005 has improved reflecting higher gross profits reported by our 2004 and 2005 acquisitions and better management of gross margins with a new operating system and improved cost control.

Our selling, general and administrative costs were $2,425,000 or 25.2% of revenues in the third quarter of 2005 compared to $2,562,000  or 46.3% of revenues in the third quarter of 2004.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses.   Selling, general and administrative costs as a percentage of revenue are down in the third quarter of 2005 following the elimination of redundant costs in our travel business in October 2004.  Also, the dollar amount of selling, general and administrative costs has remained constant even though revenue has increased indicating that we have been able to effectively achieve economies of scale with a larger revenue base.

Non-cash stock based compensation expense increased from $140,000 in the third quarter of 2004 to $401,000 in the third quarter of 2005 reflecting incremental amortization related to granting 3,700,000 shares of restricted stock to officers of the Company in May 2005.

The $7,497,000 non-cash charge for conversion of debt in 2004 represents a charge related to inducement to convert seller debt to preferred stock.  The amount was calculated by considering the fair market value of the preferred stock issued upon conversion of the seller debt.

Interest costs decreased from $713,000 in the third quarter of 2004 to $486,000 in the third quarter of 2005 which decrease reflects lower overall rates on the new debt facilities we obtained in 2004 (which were restructured in the first quarter of 2005).

Deemed dividends were $2,271,000 in the third quarter of 2004.  The deemed dividends relate to beneficial conversion features of our Series B-1 and Series C convertible preferred stock and beneficial conversion features of Series B-1 warrants issued.

Nine months ended September 30, 2005 compared to the nine  months ended September 30, 2004

Revenues for the first nine months of 2005 were $23,967,000 compared to revenues of $17,234,000 for the first nine months of 2004.  Revenues have increased in the first nine months of 2005 compared to the first nine months of 2004 due to acquisitions in August 2004 and March and May of 2005.  However, the loss of certain larger customers in 2004 and 2005 and the soft demand experienced in the industry offset a significant portion of the increase in revenue due to acquisitions.  In the first nine months of 2005 approximately 37% (77% in the first nine months of 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the first nine months of 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 51% of our revenue for the first nine months of 2005 (19% in the first nine months of 2004).  Per diem revenue became a larger portion of our revenue in the first nine months of 2005 compared to the first nine months of 2004 because of our acquisition of per diem businesses in the third quarter of 2004.  The remaining amount of our revenue in the first nine months of 2005 and 2004 came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During the first nine months of 2005 and 2004, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the first nine months of 2005 was $5,605,000 or 23.4% of revenues compared to $3,712,000 or 21.5% of revenues in the first nine months of 2004. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage.  The gross profit percentage in the first nine months of 2005 has improved reflecting higher gross profits reported by our 2004 and 2005 acquisitions and better management of gross margins with a new operating system and improved cost control.

Our selling, general and administrative costs were $6,317,000 or 26.4% of revenues in the first nine months of 2005 compared to $6,767,000 or 39.3% of revenues in the first nine months of 2004.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses.   Selling, general and administrative costs as a percentage of revenue are down in the first nine months of 2005 following the elimination of redundant costs in our travel business in October 2004.  Also, the dollar amount of selling, general and administrative costs has decreased even though revenue has increased indicating that we have been able to effectively achieve economies of scale with a larger revenue base.

Non-cash stock based compensation expense increased from $300,000 in the first nine months of 2004 to $671,000 in the first nine months of 2005 reflecting incremental amortization related to granting 3,700,000 shares of restricted stock to officers of the Company in May 2005.

The $7,497,000 non-cash charge for conversion of debt in 2004 represents a charge related to inducement to convert seller debt to preferred stock.  The amount was calculated by considering the fair market value of the preferred stock issued upon conversion of the seller debt.

Interest costs decreased from $1,712,000 in the first nine months of 2004 compared to $1,484,000 in the first nine months of 2005 which decrease reflects lower overall rates on the new debt facilities we obtained in 2004 (which were restructured in the first quarter of 2005).

Deemed dividends were 4,521,000 in the first nine months of 2004.  The deemed dividends relate to beneficial conversion features of our Series A, Series B, Series B-1 and Series C convertible preferred stock and beneficial conversion features of Series B-1 warrants issued.

The non-cash preferred stock dividends in the first nine months of 2005 relate to common stock dividends declared by the Board of Directors on our Series B, Series B-1 and Series C convertible preferred stock as well as cumulative common stock dividends declared for September 30, 2004, December 31, 2004 and March 31, 2005 related to the warrants exercised on March 29, 2005 for 108,333 shares of Series C convertible preferred stock and cumulative common stock dividends declared for December 31, 2004 and March 31, 2005 related to the warrants exercised on May 2, 2005 for 22,187 shares of Series C convertible preferred stock.   The common stock dividends on the warrants are payable once the warrants are exercised.

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

Our Series C Convertible Preferred Stock has a significant liquidation preference.

As of November 1, 2005, we had (i) 183,028 shares of Series C Preferred Stock outstanding and (ii) warrants (the “Warrants”) to purchase 124,077 shares of Series C Preferred Stock outstanding.  We anticipate selling additional shares of Series C Preferred Stock and issuing additional warrants to purchase shares of Series C Preferred Stock.  Each share of Series C Preferred stock is convertible into one hundred (100) shares of our common Stock.  In the event of any liquidation or winding up of our company, the holders of the Series C Preferred Stock will be entitled to receive, in preference to the holders of our other equity securities, an amount equal to five times the original purchase price per share, or $300 per share, plus any dividends declared on the Series C Convertible Preferred Stock but not paid.  Assuming the exercise of all outstanding Warrants, upon a liquidation or winding up of our company the holders of our Series C Preferred Stock would be entitled to receive approximately $92,000,000 prior to the payment of any amounts to the holders of our other equity securities.  As a result, upon a liquidation or winding up of the Company, there may not be sufficient proceeds, following the payment of the Series C liquidation preference described above, to make any distribution to the holders of our other equity securities.

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

We will need to raise additional capital.  One possibility for raising additional capital is the public or private sale of our Common Stock or securities convertible into or exercisable for our Common Stock.  Such sales could be consumated at a significant discount to the trading price of our stock.

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

The Credit Facility imposes various restrictions on our activities without the consent of the lenders, including a prohibition on fundamental changes to us or our direct or indirect subsidiaries (including certain consolidations, mergers and sales and transfer of assets, and limitations on our ability or any of our direct or indirect subsidiaries to grant liens upon our property or assets).  In addition, under the Credit Facility we must meet certain net worth, earnings and debt service coverage requirements.  The Credit Facility includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility may be accelerated.  In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility shall automatically become immediately due and payable.

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

As of September 30, 2005, we had $25.0 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired.   At September 30, 2005, goodwill and other intangible assets represented 77% of our total assets.

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

PART II.   OTHER INFORMATION

Item 1.                    Legal Proceedings

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated.  Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.                    Exhibits

(a)           Exhibits

Exhibit No.	Description
3.1(2)	Restated Certificate of Incorporation.

3.2(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3(4)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(4)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.5(4)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.6(2)	Restated Bylaws.

3.7(5)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.8(6)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.9(7)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.10(8)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.77(9)	Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

3.12(10)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

3.13(11)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

3.14(10)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

3.15(12)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Crdentia Corp.

3.16(13)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

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

Date: November 14, 2005	By	/S/ James D. Durham
James D. Durham
Chairman and Chief Executive Officer

Date: November 14, 2005	By	/S/ James J. TerBeest
James J. TerBeest
Chief Financial Officer