Form 10QSB/A
period 2005-09-30
CRDENTIA CORP
filed 2006-02-03
CIK 1073857

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

(972) 850-0780

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒]

30,544,634 shares of Common Stock, $.0001 par value, outstanding on October 28, 2005.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☒

CRDENTIA CORP.

Form 10-QSB/A Quarterly Report

For Quarterly Period Ended September 30, 2005

EXPLANATORY NOTE

This Amendment No.1 to the Quarterly Report on Form 10-QSB/A (“Amendment No. 1”) for Crdentia Corp.  (the “Company”) for the quarterly period ended September 30, 2005, is being filed to amend and restate Item 1 and 2 of Part I, Item 6 of Part II and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 contained in the original filing made with the Securities and Exchange Commission (“SEC”) on November 14, 2005 (the “Prior Report”).  In the restated financial statements, the Company gives effect to revisions for revenue and payroll misstatements arising from the use of reports generated by a newly installed software operating system in error.  On the unaudited condensed consolidated balance sheet for September 30, 2005, we reduced unbilled receivables by $84,544, increased accrued employee compensation and benefits by $426,295 and increased the accumulated deficit by $510,839.  On the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2005, we reduced revenue by $84,544, increased the payroll costs included in direct operating expenses by $380,804 and increased the payroll costs included in selling, general and administrative expenses by $45,491.  Refer to Item 1 of Part I for further details with respect to the restatement.  As previously disclosed on Forms 8-K filed on December 30, 2005 and January 30, 2006, we entered into Securities Purchase Agreements with Med Cap Partners LP to issue shares of our common stock for $2,750,000.  Also, as previously disclosed on Form 8-K filed on January 10, 2006, we entered into a Securities Purchase Agreement with institutional investors for a private placement of convertible debentures in the principal amount of $2,000,000.  Certain of the representations and warranties contained in such Securities Purchase Agreements were inaccurate to the extent set forth in the restatement.

This Amendment No. 1 does not reflect events occurring after the filing of the Prior Report, or modify or update the disclosure presented in the Prior Report.  The Prior Report has not been updated except as required to reflect the effects of the restatement and the amendment and restatement of the items indicated above.  Accordingly, this Amendment No. 1 should be read in conjunction with any filings made with the SEC subsequent to the filing of the Prior Report.

CRDENTIA CORP.

Form 10-QSB/A Quarterly Report

For Quarterly Period Ended September 30, 2005

CRDENTIA CORP.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(As Restated)
Current assets:
Cash and cash equivalents	$302,578	$362,472
Accounts receivable, net of allowance for doubtful accounts of $99,838 in 2005 and $114,957 in 2004	4,804,828	2,908,403
Unbilled receivables	559,713	303,626
Other current assets	805,934	495,579
Total current assets	6,473,053	4,070,080

Property and equipment, net	421,753	293,600
Goodwill	22,734,825	12,974,973
Intangible assets, net	2,308,479	1,660,717
Other assets	648,245	837,061
Total assets	$32,586,355	$19,836,431

Current liabilities:
Accounts payable and accrued expenses	$1,347,664	$2,523,069
Accrued dividends on convertible preferred stock	—	1,027,254
Accrued employee compensation and benefits	882,433	554,945
Revolving lines of credit	5,057,451	2,521,598
Current portion of note payable to lender, net of discount	—	2,049,816
Note payable to stockholder	—	400,000
Current portion of notes payable to sellers	1,107,578	184,948
Other current liabilities	242,739	100,017
Subordinated convertible note, net of discount	25,000	50,000
Total current liabilities	8,662,865	9,411,647

Note payable to lender, less current portion, net of discount	2,237,416	—
Long term bonus payable	953,590	884,962
Notes payable to sellers, less current portion	2,107,912	—
Other long-term liabilities	5,273	33,045
Total liabilities	13,967,056	10,329,654

Commitments and contingencies

Convertible preferred stock, 10,000,000 shares authorized:
Series B convertible preferred stock $0.0001 par value, no shares outstanding at 2005 and 3,750,000 shares outstanding at 2004 (liquidation preference of $750,000 in 2004)	—	750,000
Series B-1 convertible preferred stock $0.0001 par value, no shares outstanding at 2005 and 93,043 shares outstanding at 2004 (liquidation preference of $5,582,580 in 2004)	—	30,123,400
Series C convertible preferred stock $0.0001 par value, 183,028 shares outstanding at 2005 and 52,501 shares outstanding at 2004 (liquidation preference of $54,908,400 in 2005 and $15,750,300 in 2004)	10,020,048	1,070,510
Series C preferred stock warrants	839,555	2,079,910

Stockholders’ equity (deficit):
Common stock, par value $0.0001, 150,000,000 shares authorized in 2005 and 50,000,000 shares authorized in 2004, 31,621,040 shares issued and 30,544,634 shares outstanding in 2005 and 14,202,883 shares issued and 13,126,477 shares outstanding in 2004	3,162	1,420
Additional paid in capital	112,081,975	68,447,288
Treasury stock, 1,076,406 shares at cost	—	—
Deferred non-cash stock compensation	(6,267,258)	(648,746)
Accumulated deficit	(98,058,183)	(92,317,005)
Total stockholders’ equity (deficit)	7,759,696	(24,517,043)
Total liabilities and stockholders’ equity (deficit)	$32,586,355	$19,836,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
Revenue from services	$9,553,016	$5,526,945	$23,882,837	$17,234,443
Direct operating expenses	7,584,125	4,266,717	18,743,062	13,522,086
Gross profit	1,968,891	1,260,228	5,139,775	3,712,357

Operating expenses:
Selling, general, and administrative expenses	2,470,966	2,561,217	6,362,117	6,766,896
Loss on impairment of customer related intangibles	—	121,440	—	121,440
Non-cash stock based compensation	401,154	140,425	671,488	299,880
Total operating expenses	2,872,120	2,823,082	7,033,605	7,188,216

Loss from operations	(903,229)	(1,562,854)	(1,893,830)	(3,475,859)

Non-cash expense for conversion of debt	—	(7,497,250)	—	(7,497,250)
Interest expense, net	(485,451)	(713,266)	(1,484,369)	(1,712,376)

Loss before income taxes	(1,388,680)	(9,773,370)	(3,378,199)	(12,685,485)

Income tax expense	—	—	—	—
Net loss	$(1,388,680)	$(9,773,370)	$(3,378,199)	$(12,685,485)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	—	—	(1,000,000)
Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	—	—	—	(1,250,000)
Deemed dividend related to beneficial conversion feature on Series B-1 convertible preferred stock	—	(1,233,480)	—	(1,233,480)
Deemed dividend related to beneficial conversion feature on Series B-1 warrants issued	—	(360,000)	—	(360,000)
Deemed dividend related to beneficial conversion feature on Series C convertible preferred stock	—	(677,382)	—	(677,382)
Non-cash preferred stock dividends	—	—	(2,362,979)	—
Net loss attributable to common stockholders	$(1,388,680)	$(12,044,232)	$(5,741,178)	$(17,206,347)
Basic and diluted loss per common share attributable to common stockholders	$(0.05)	$(1.86)	$(0.26)	$(2.71)
Weighted average number of commonshares outstanding	26,841,329	6,478,271	22,445,325	6,349,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(As Restated)
Operating activities
Net loss	$(3,378,199)	$(12,685,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subordinated convertible note discounts	—	654,167
Amortization of lender note discounts	187,600	40,503
Amortization of debt issue costs	250,184	283,732
Amortization of long-term bonus payable	68,628	62,202
Non-cash stock based expense related to short-term borrowings	162,500	—
Non-cash expense for conversion of debt	—	7,497,250
Depreciation and amortization	601,072	740,226
Bad debt expense	—	50,050
Non-cash stock based compensation	671,488	299,880
Loss on impairment of customer intangibles	—	121,440
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(851,578)	91,155
Unbilled receivables	(256,087)	(50,030)
Other assets and liabilities	(180,282)	(217,805)
Accounts payable and accrued expenses	(1,325,405)	1,243,162
Accrued employee compensation and benefits	358,920	(109,817)
Net cash used in operating activities	(3,691,159)	(1,979,370)

Investing activities
Purchases of property and equipment	(117,415)	(166,648)
Cash paid for acquisition of subsidiaries, net of cash received	(4,956,980)	(4,213,933)
Other	23,829	—
Net cash used in investing activities	(5,050,566)	(4,380,581)

Financing activities
Issuance of preferred stock	—	5,060,760
Exercise of warrants for Series C preferred stock, net of expenses	7,709,183	—
Net increase (decrease) in revolving lines of credit	1,594,463	(548,126)
Repayment of subordinated convertible note	(25,000)	—
Proceeds from notes payable to majority stockholder	1,050,000	—
Repayment of notes payable to majority stockholder	(1,450,000)	—
Proceeds from notes payable to lender	—	2,697,802
Repayment of note payable to lender	—	(719,444)
Repayment of notes payable to sellers	(184,948)	(257,494)
Debt issuance costs	(11,867)	(1,105,703)
Net cash provided by financing activities	8,681,831	5,127,795

Net decrease in cash and cash equivalents	(59,894)	(1,232,156)
Cash and cash equivalents at beginning of period	362,472	1,469,076
Cash and cash equivalents at end of period	$302,578	$236,920

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

Restatement

These restated financial statements give effect to revisions for revenue and payroll misstatements arising from the use of reports generated by a newly installed software operating system in error. The restated unaudited condensed consolidated balance sheet for September 30, 2005, has been adjusted to reduce unbilled receivables by $84,544, increase accrued employee compensation and benefits by $426,295 and increase the accumulated deficit by $510,839. The restated unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2005, have been adjusted to reduce revenue by $84,544, increase payroll costs included in direct operating expenses by $380,804 and increase payroll costs included in selling, general and administrative expenses by $45,491.

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

Liquidity

The Company generated a net loss of $3,378,199 for the nine months ended September 30, 2005 and used cash in operations of $3,691,159 during the first nine months of 2005.  Additionally, although the Company ended the first nine months of 2005 with a working capital deficit of $2.2 million, the Company was able to secure additional funding during 2004 and the first nine months of 2005 to finance its operations as it continues to execute its business plan to acquire and grow companies involved in healthcare staffing.  As discussed in Note 8, in March 2005 the Company’s majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.4 million to the Company.  Also, as discussed in Note 8, in May 2005 the Company’s majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to the Company.  The infusion of $7.7 million into the Company enabled it to acquire additional companies and to retire certain liabilities. Also, following the three acquisitions discussed in Note 2, the Company increased its borrowings under its accounts receivable line, but at September 30, 2005, there is no additional borrowing availability under this line.  In the third quarter of 2005, additional short-term funding of $600,000 in the form of an over-advance on the accounts receivable line was secured from Bridge Healthcare Finance, LLC.  The Company will need to raise $1.5 million to $2.0 million before calendar year end 2005 or pursue other strategic options to fund operations.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders as reported	$(1,388,680)	$(12,044,232)	$(5,741,178)	$(17,206,347)
Add: stock-based employee compensation in reported net loss, net of related tax effects	401,154	140,425	671,488	299,880
Deduct: stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(465,902)	(2,144,537)	(790,116)	(2,352,628)
Proforma net loss attributable to common stockholders, as adjusted	$(1,452,618)	$(14,048,344)	$(5,859,806)	$(19,259,095)
Loss per share attributable to common stockholders:
Basic and diluted, as reported	$(.05)	$(1.86)	$(.26)	$(2.71)
Basic and diluted, as adjusted	$(.05)	$(2.17)	$(.26)	$(3.03)

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

	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004

Revenue from services	$13,165,567	$30,167,958	$41,814,519

Net loss	(9,382,434)	(3,112,036)	(11,529,551)

Net loss attributable to common stockholders	(11,653,296)	(5,475,015)	(16,050,413)
Basic and diluted net loss per common share attributable to common stockholders	(1.43)	(.24)	(2.01)
Weighted-average shares of common stock outstanding (basic and diluted)	8,126,997	22,929,376	7,997,798

Note 3.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004

Accounts payable	$752,632	$1,815,778
Accrued expenses	595,032	707,291

	$1,347,664	$2,523,069

Note 4.  Revolving Line of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC, pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the “Loan”).  During the first quarter of 2005, the revolving line of credit facility was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees.  The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (9.75% at September 30, 2005).  Interest is payable monthly.  Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants.  Customer payments are used to repay the advances on the credit facility after deducting charges for interest expense, unused line and account management fees.  Except in certain limited circumstances, the Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  In May 2005, the covenants were restructured; however, at September 30, 2005, the Company was not in compliance with the restructured covenants.  Bridge Healthcare Finance, LLC waived compliance with the covenants for the three months ended September 30, 2005.  The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated.  There are also cross default provisions between the Loan and the Term Loan discussed in Note 5.  The outstanding balance on the Loan is $4,457,451 at September 30, 2005 (excluding the over-advance of $600,000 described below), which represents the total availability under the line relative to the amount of receivables outstanding at that date.

During the third quarter of 2005, Bridge Healthcare Finance, LLC made a $600,000 credit line available to the Company in the form of an over-advance on the Company’s Loan.  The line of credit will be used as necessary to pay certain remaining amounts due on acquisitions completed in March, 2005 and for working capital purposes.  The line accrues interest at the revolving line of credit rate discussed above.  The $600,000 has been completely drawn down at September 30, 2005, and must be repaid by December 31, 2005.  As additional consideration for the line, the Company is required to pay a monthly fee of $15,000 through December 31, 2005.  The maturity date of the related revolving credit Loan discussed above is being extended for an additional year through June 2008.  The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of the Company.

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

Except in certain limited circumstances, the Term Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender. In May 2005, the covenants were restructured; however, at September 30, 2005, the Company was not in compliance with the restructured covenants. Bridge Healthcare Finance, LLC waived compliance with the covenants for the three months ended September 30, 2005.  The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated.  There are also cross default provisions between the Term Loan and the Loan.

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

Series of Convertible	Shares	Carrying	Common Shares Issuable Upon	Beneficial Conversion Recorded at
Preferred Stock	Outstanding	Amount	Conversion	Issuance

C	183,028	$10,020,048	18,302,800	$1,070,510

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

LIQUIDITY AND CAPITAL RESOURCES

Although we have raised $8 milion to date in 2005, we will need to raise additional capital during the next twelve months to satisfy debt service requirements and working capital needs.  We are currently working to raise $8 million to $10 million in a combination of debt and equity in a private placement transaction with qualified investors.  If we are successful in raising more than the $2 million to $3 million needed to satisfy debt service requirements and working capital needs, we will employ additional funds for internal growth, retirement of higher cost debt, and targeted acquisitions which satisfy our due diligence review.

In June 2004, we obtained a $15 million revolving line of credit facility from Bridge Healthcare Finance, LLC (reduced to $10 million in March 2005).  In August 2004, we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC.  Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC.  During the third quarter of 2005, Bridge Healthcare finance, LLC made a $600,000 credit line available to us in the form of an over-advance on our revolving line of credit.  We had $2,521,598 and $5,057,451 outstanding at December 31, 2004 and September 30, 2005, respectively, under our revolving line of credit facility (including any over-advances) and $2,697,802 of principal  (after adding back the discount) of term loan outstanding at December 31, 2004 and September 30, 2005.  Agreements for

both the revolving line of credit facility and the term loan facility contain financial covenants for the maintenance of minimum net worth, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  At March 31, 2005, we were out of compliance with financial covenants in both agreements, for which waivers were received from the lenders.  In May 2005 we renegotiated covenants related to both the revolving line of credit facility and the term loan; however, at September 30, 2005, we were not in compliance with the revised covenants.  Bridge Healthcare Finance, LLC waived compliance with the covenants for the three months ended September 30, 2005.  Accordingly, the term loan (which matures on April 30, 2007) has been classified as a long-term liability at September 30, 2005.  Failure to satisfy these covenants or to be granted waivers to such violations would severely restrict or eliminate our ability to obtain additional funding under these agreements.

We generated a net loss of $3,378,199 for the nine months ended September 30, 2005 and used cash in operations of $3,691,159 during the first nine months of 2005.  Additionally, although we ended the first nine months of 2005 with a working capital deficit of $2.2 million, we were able to secure additional funding during 2004 and the first nine months of 2005 to finance our operations as we continue to execute our business plan to acquire and grow companies involved in healthcare staffing.  In March 2005 our majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.4 million to us.  Also, in May 2005 our majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to us.  The infusion of $7.7 million enabled us to acquire additional companies and to retire certain liabilities. Also, following the three acquisitions during the first nine months of 2005, we increased our borrowings under our accounts receivable line, but at September 30, 2005, there is no additional borrowing availability under this line.  In the third quarter of 2005, additional short-term funding of $600,000 in the form of an over-advance on the accounts receivable line was secured from Bridge Healthcare Finance, LLC.  Although we have raised $8 million to date in 2005, we will need to raise an additional $2 million to $3 million during the next twelve months to satisfy debt service requirements and working capital needs.  There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives.  Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, we will be forced to scale back our acquisition activities and our operations until our income exceeds our expenses.  This would result in an overall slowdown of our development.  Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Revenue from services	$9,553	$5,527	$23,883	$17,234
Direct operating expenses	7,584	4,267	18,743	13,522
Gross profit	1,969	1,260	5,140	3,712

Operating expenses:
Selling, general and administrative expenses	2,471	2,562	6,362	6,767
Loss on impairment of customer related intangibles	—	121	—	121
Non-cash stock based compensation	401	140	672	300
Total operating expenses	2,872	2,823	7,034	7,188

Loss from operations	(903)	(1563)	(1,894)	(3,476)

Non-cash expense for conversion of debt	—	(7,497)	—	(7,497)
Interest expense, net	(486)	(713)	(1,484)	(1,712)

Loss before income taxes	(1,389)	(9,773)	(3,378)	(12,685)

Income tax expense	—	—	—	—

Net loss	(1,389)	(9,773)	(3,378)	(12,685)

Deemed dividends	—	(2,271)	—	(4,521)
Non-cash preferred stock dividends	—	—	(2,363)	—
Net loss attributable to common stockholders	$(1,389)	$(12,044)	$(5,741)	$(17,206)

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Revenues in the third quarter of 2005 were $9,553,000 compared to revenues of $5,527,000 in the third quarter of 2004.  Revenues have increased in the third quarter of 2005 compared to the third quarter of 2004 due to acquisitions in August 2004 and March and May of 2005.  However, the loss of certain larger customers in 2004 and 2005 and the soft demand experienced in the industry offset a significant portion of the increase in revenue due to acquisitions.  In the third quarter of 2005 approximately 39% (57% in the third quarter of 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the third quarter of 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 53% of our revenue in the third quarter of 2005 (29% in the third quarter of 2004).  Per diem revenue became a larger portion of our revenue in the third quarter of 2005 compared to the third quarter of 2004 because of our acquisition of per diem businesses late in the third quarter of 2004.  The remaining amount of our revenue in the third quarter of 2005 and 2004 came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During the third quarter of 2005 and 2004, most of our customers were acute care hospitals located throughout the continental United States.

             Our overall gross profit in the third quarter of 2005 was $1,969,000 or 20.6% of revenues compared to $1,260,000 or 22.8% of revenues in the third quarter of 2004. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage.  The gross profit declined in the third quarter of 2005 compared to the third quarter of 2004 due to somewhat lower margins on our acquisitions in 2005..

Our selling, general and administrative costs were $2,471,000 or 25.9% of revenues in the third quarter of 2005 compared to $2,562,000  or 46.3% of revenues in the third quarter of 2004.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses.   Selling, general and administrative costs as a percentage of revenue are down in the third quarter of 2005 following the elimination of redundant costs in our travel business in October 2004.  Also, the dollar amount of selling, general and administrative costs has remained constant even though revenue has increased indicating that we have been able to effectively achieve economies of scale with a larger revenue base.

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

Nine months ended September 30, 2005 compared to the nine  months ended September 30, 2004

Revenues for the first nine months of 2005 were $23,883,000 compared to revenues of $17,234,000 for the first nine months of 2004.  Revenues have increased in the first nine months of 2005 compared to the first nine months of 2004 due to acquisitions in August 2004 and March and May of 2005.  However, the loss of certain larger customers in 2004 and 2005 and the soft demand experienced in the industry offset a significant portion of the increase in revenue due to acquisitions.  In the first nine months of 2005 approximately 38% (77% in the first nine months of 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the first nine months of 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 51% of our revenue for the first nine months of 2005 (19% in the first nine months of 2004).  Per diem revenue became a larger portion of our revenue in the first nine months of 2005 compared to the first nine months of 2004 because of our acquisition of per diem businesses in the third quarter of 2004.  The remaining amount of our revenue in the first nine months of 2005 and 2004 came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During the first nine months of 2005 and 2004, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the first nine months of 2005 was $5,140,000 or 21.5% of revenues compared to $3,712,000 or 21.5% of revenues in the first nine months of 2004. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage.

Our selling, general and administrative costs were $6,362,000 or 26.6% of revenues in the first nine months of 2005 compared to $6,767,000 or 39.3% of revenues in the first nine months of 2004.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses.   Selling, general and administrative costs as a percentage of revenue are down in the first nine months of 2005 following the elimination of redundant costs in our travel business in October 2004.  Also, the dollar amount of selling, general and administrative costs has decreased even though revenue has increased indicating that we have been able to effectively achieve economies of scale with a larger revenue base.

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

•             difficulties integrating acquired companies into our operating, financial planning and financialreporting systems;

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

We will need to raise additional capital.  One possibility for raising additional capital is the public or private sale of our Common Stock or securities convertible into or exercisable for our Common Stock.  Such sales could be consummated at a significant discount to the trading price of our stock.

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

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

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

Date: February 2, 2006	By	/S/ James D. Durham
James D. Durham
Chairman and Chief Executive Officer

Date: February 2, 2006	By	/S/ James J. TerBeest
James J. TerBeest
Chief Financial Officer