Form 10KSB
period 2005-12-31
CRDENTIA CORP
filed 2006-03-31
CIK 1073857

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005.
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-31152

CRDENTIA CORP.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0585701 (I.R.S. Employer Identification No.)
14114 Dallas Parkway, Suite 600, Dallas, Texas 75254 (Address of Principal Executive Offices) (Zip Code)
(972) 850-0780 (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class:	Name of each exchange on which registered:
Common Stock, $.0001 par value	None

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 for the Exchange Act).    Yes ☐ No ☒

Registrant had revenues for its most recent fiscal year of $32,713,886.

Indicate the number of shares outstanding of each issuer's classes of Common Stock, as of the latest practicable date. At March 28, 2006, 35,697,264 shares of Common Stock, $.0001 par value, were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on March 28, 2006, was $7,739,225.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2006 Annual Meeting of Stockholders (the "Proxy Statement") or portions of the registrant's 10-KSB/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-KSB/A will be filed with the Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2005.

CRDENTIA CORP.
FORM 10-KSB
December 31, 2005

i

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

        We did not have any revenue in 2002 and did not have any revenue in 2003 until we completed our first acquisition in August 2003. During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two additional companies and in 2005 we purchased three more companies. We have contracted with more than 1,500 healthcare facilities across 49 U.S. states and the District of Columbia. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

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

        In March 2005, we purchased TravMed USA, Inc. ("TravMed") which operated a healthcare travel and per diem nurse staffing business in North Carolina. The transaction, for which we paid $3,215,490 in cash, $3,215,490 in notes payable, and $125,650 of net acquisition costs was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated March 29, 2005.

        In March 2005, we purchased Health Industry Professionals, LLC (HIP) which operated a per diem and home health nurse staffing business in Michigan. The transaction, for which we paid $1,350,900 in cash, 1,283,684 shares of the Company's Common Stock valued at $2,601,600, and $30,653 of net acquisition costs was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated March 29, 2005.

        In May 2005, we purchased Prime Staff, LP and Mint Medical Staffing Odessa which operated a per diem nurse staffing business in Texas. The transaction, for which we paid $150,000 in cash, 165,042 shares of the Company's Common Stock valued at $287,264, and $78,638 of net acquisition costs was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated May 4, 2005.

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

  •
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

  •
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

        Several factors have contributed to the decline in the supply of nurses:

  •
  The nurse pool is getting older and approaching retirement age. Several factors contribute to the aging of the registered nurse workforce: (1) the decline in number of nursing school graduates, (2) the higher age of recent graduates, and (3) the aging of the existing pool of licensed nurses. The largest source of new registered nurses, associate-degreed nurses, are on average 33 years old when they graduate, which is considerably older than in 1980 when the average age was 28. The JCAHO report outlined the average age of a working registered nurse at 43.3 and increasing at a rate more than twice that of other workforces in this country. By the year 2010, it is projected that the average age of working registered nurses will be 50.

  •
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

  •
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

  •
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

        Increasing Demand for Healthcare Services.    There are a number of factors driving an increase in the demand for healthcare services, including:

  •
  A projected 18% increase in population in the United States between the year 2000 and 2020, resulting in an additional 50 million people who will require health care—19 million of which will be in the 65-and-over age group (according to the July 2002 Report by U.S. Department of Health and Human Services).

  •
  The aging of America. Baby boomers are just entering the 55 to 64 age group, where inpatient days per thousand are 58% higher than in the 45 to 54 age group, and 121% higher than in the 35 to 44 age group.

  •
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

Business Overview

        We are primarily a provider of healthcare staffing services to hospitals and other healthcare facilities throughout the United States. The majority of our assignments are at acute care hospitals in major metropolitan areas. In 2005, approximately 41% (58% in 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. In 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 51% of our revenue in 2005 (29% in 2004). We believe this market presents a significant growth opportunity. The balance of our revenue in 2005 and 2004 came from providing clinical management and staffing to healthcare facilities and private duty home care. We anticipate there are growth opportunities in these areas as well and intend to pursue such opportunities as they arise.

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

  •
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

  •
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

  •
  Increasing Our Market Presence in the Per Diem Staffing Market. We intend to expand our per diem services to the acute care hospital market by opening or acquiring new per diem staffing offices in selected markets. While we have not historically had a significant presence in per diem staffing services, we believe that this market presents a substantial growth opportunity.

  •
  Acquiring Complementary Businesses. We continually evaluate opportunities to acquire complementary businesses to strengthen and broaden our market presence and suite of products.

  •
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

Employees

        At December 31, 2005, we employed 714 employees which includes 337 full-time healthcare professionals, 74 full-time corporate and field office employees, 300 part-time healthcare professionals and 3 part-time corporate and field office employees. None of our employees, including our temporary healthcare professionals, are represented by a labor union. We believe we have excellent relations with our employees.

Available Information

        We file reports with the Securities and Exchange Commission (SEC). We make available on our website under "investor relations," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.crdentia.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Risk Factors

        We were formed in November 1997, and commenced operations on August 7, 2003 following our acquisition of Baker Anderson Christie, Inc. Any investment in our Common Stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our Common Stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report including those contained in the section captioned "Management's Discussion and Analysis or Plan of Operation" under Item 6. In such case, the trading price of our Common Stock could decline, and you may lose all or part of the money you paid to buy our Common Stock.

Our independent auditors issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

        Our independent auditor's opinion on our 2005 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs.

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

        There can be no assurance that management's plans to become cash flow positive during 2006 will be successful. We have been successful raising capital in the past; however, if we are unsuccessful in raising additional capital, we may need to reduce the level of our operations, resulting in a material adverse effect on our business and operations and charges that could be material to our business and results of operations.

We may face difficulties identifying acquisitions and integrating these acquisitions into our operations. These acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

        We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with such companies. Since 2003, we have acquired nine businesses. These acquisitions involve numerous risks, including:

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

There is not an active public market for our Common Stock, and the trading price of our common stock is subject to volatility.

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

        The Credit Facility imposes various restrictions on our activities without the consent of the lenders, including a prohibition on fundamental changes to us or our direct or indirect subsidiaries (including certain consolidations, mergers and sales and transfer of assets, and limitations on our ability or any of our direct or indirect subsidiaries to grant liens upon our property or assets). In addition, under the Credit Facility we must meet certain net worth, earnings and debt service coverage requirements. The Credit Facility includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility may be accelerated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility shall automatically become immediately due and payable. We violated various covenants in 2005.

        The expenses and restrictions associated with the Credit Facility have the effect of limiting our operations. In addition, our failure to pay required interest expenses and other fees or to meet restrictions under the Credit Facility would have a material adverse affect on us.

The agreements governing the convertible debentures contain covenants and restrictions that may limit our ability to operate our business.

        The terms of our 2006 convertible debentures limit our ability to, among other things: declare or pay dividends or distributions on any equity securities, create or incur additional indebtedness, create additional liens on our assets and repurchase common stock. These restrictions could adversely effect our ability to borrow additional funds or raise additional equity to fund our future operations. In addition, if we fail to comply with any of the covenants contained in the agreements or otherwise default on the convertible debentures, the holders may accelerate the indebtedness, and we may not have sufficient funds available to make the required payments.

MedCap Partners L.P. controls a majority of our outstanding capital stock, and this may delay or prevent change of control of our company or adversely affect our stock price.

        MedCap Partners L.P. controls approximately 50.2% of our outstanding capital stock, on an as-converted basis. As a result, MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. C. Fred Toney, a member or our Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.

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

        Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our clients' hospital and healthcare facilities. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our clients' hospitals and healthcare facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

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

        As of December 31, 2005, we had $25.0 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2005, goodwill and other intangible assets represented 78% of our total assets.

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

ITEM 2. PROPERTY

        We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. We currently lease office space in 14 locations, as identified in the chart below:

Location	Square Feet
Dallas, Texas (corporate headquarters and staffing administration)	16,522
San Francisco, California (staffing administration)	1,500
Detroit, Michigan (staffing administration)	3,700
Charlotte, North Carolina (staffing administration)	7,356
Houston, Texas (two locations for staffing administration)	2,868
Lubbock, Texas (staffing administration)	850
Odessa, Texas (staffing administration)	900
Birmingham, Alabama (staffing administration)	1,875
Nashville, Tennessee (subleased)	1,170
McKinney, Texas (staffing administration)	550
Temple, Texas (staffing administration)	346
Phoenix, Arizona (staffing administration)	1,534
Tucson, Arizona (staffing administration)	1,039

TOTAL	40,210

ITEM 3. LEGAL PROCEEDINGS

        On January 27, 2006, we filed suit against the sellers of TravMed USA, Inc. asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of the acquisition agreement. Management is seeking to recover damages by eliminating amounts due under notes payable to sellers.

        On January 31, 2006, the Company filed suit against the sellers of Arizona Home Health/Private Duty, Inc. asserting claims for fraud, indemnity, and declaratory relief arising out of the acquisition agreement. On February 23, 2006, the sellers filed a counter suit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 8, 2005, we held our annual stockholders' meeting, at which our stockholders (i) approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock; (ii) elected two (2) Class III Directors to hold office until the next annual election of directors, (iii) ratified the appointment of KBA Group LLP as our independent registered public accounting firm for the year ending December 31, 2005; and (iv) approved an amendment to our employment agreement with James D. Durham, our Chairman and Chief Executive Officer, to provide for a bonus to be paid to him upon our sale. The vote on such matters was as follows:

  I.
  Approval of Amendment to our Amended and Restated Certificate of Incorporation:

For	Against	Abstain	Broker Non-Votes
31,871,153	13,333	—	—
  II.
  Election of Class III Directors:

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Joseph M DeLuca	31,883,986	500
James D. Durham	31,883,986	500
  III.
  Ratification of Appointment of KBA Group LLP as our independent registered public accounting firm for the year ending December 31, 2005:

For	Against	Abstain	Broker Non-Votes
31,883,986	500	—	—
  IV.
  Approval of amendment to our employment agreement with James D. Durham, our Chairman and Chief Executive Officer:

For	Against	Abstain	Broker Non-Votes
31,794,987	89,499	—	—

PART II

ITEM 5. MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

        On June 3, 2003, our common stock began quotation on the OTC Bulletin Board under the symbol "CRNC". In connection with a 1-for-3 reverse split of our common stock, on June 29, 2004 our symbol was changed to "CRDE". There currently is a very limited public market for our common stock and no assurance can be given that a large public market will develop in the future. The trading market for our common stock is extremely thin. In view of the lack of an organized or established trading market for the common stock and the extreme thinness of whatever trading market may exist, the prices reflected on the chart as reported on the OTC Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in our common stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

        The following table sets forth the high and low bid price for our common stock for each quarter for the period from inception of trading on June 3, 2003 through December 31, 2005, as quoted on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All per share prices have been restated as though the Reverse Splits had been in effect for all periods presented.

	2005		2004		2003
Period
	High	Low	High	Low	High	Low
First Quarter	$3.00	$1.90	$13.35	$3.60	—	—
Second Quarter	$2.40	$1.20	$5.25	$2.40	$15.30	$15.00
Third Quarter	$2.20	$1.05	$4.25	$2.97	$15.15	$14.25
Fourth Quarter	$2.30	$1.15	$4.50	$2.40	$15.90	$6.00

        We estimate that as of December 31, 2005, there were approximately 344 holders of record of our common stock. Since inception, we have not paid and do not expect to pay any dividends on our shares of common stock for the foreseeable future as all earnings will be retained for use in the business.

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

        We did not have any revenue in 2003 until we completed our first acquisition in August 2003. During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two additional companies and in

2005 purchased three more companies. We have contracted with more than 1,500 healthcare facilities across 49 U.S. states and the District of Columbia. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

        The companies we acquired in 2003—Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd.—provide the foundation for our continued growth. During 2003 we began operating the acquired companies, combining the various back offices and support staff into a central location and began streamlining the operations. We continued our acquisition program in 2004 and acquired Care Pros Staffing, Inc. and Arizona Home Health Care/Private Duty, Inc. On March 28, 2005, we acquired TravMed USA, Inc. and Health Industry Professionals, LLC. On May 4, 2005, we acquired PrimeStaff, LP and Mint Medical Staffing Odessa.

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

  •
  During the first quarter of 2006, we raised approximately $1.5 million for working capital purposes. We are currently working to raise another $1 million to $4 million of debt and equity for working capital needs, for debt retirement and for acquisitions. If we raise an additional $4 million, we would use approximately $1.2 million for an acquisition, $1.4 million for debt retirement and $1.4 million for working capital purposes.

  •
  We are seeking to list our common stock on the Nasdaq Market or another national exchange (our common stock is currently quoted on the OTC Bulletin Board).

LIQUIDITY AND CAPITAL RESOURCES

        Although we have raised approximately $13 million since the beginning of 2005, we will need to raise additional capital during the next twelve months to satisfy debt service requirements and working capital needs. During the first quarter of 2006, we raised approximately $1.5 million for working capital purposes. We are currently working to raise another $1 million to $4 million of debt and equity for working capital needs, for debt retirement and for acquisitions. If we raise an additional $4 million, we would use approximately $1.2 million for an acquisition, $1.4 million for debt retirement and $1.4 million for working capital purposes. There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives.

        In June 2004, we obtained a $15 million revolving line of credit facility from Bridge Healthcare Finance, LLC (reduced to $10 million in March 2005 at our request to reduce our effective rate through lower unused line fees). In August 2004, we obtained a $10 million term loan credit facility from Bridge Opportunity Finance, LLC. Bridge Opportunity Finance, LLC is an affiliate of Bridge Healthcare Finance, LLC. During the third quarter of 2005, Bridge Healthcare finance, LLC made a

$600,000 credit line available to us in the form of an over-advance on our revolving line of credit. We had $4,672,096 and $2,521,598 outstanding at December 31, 2005 and December 31, 2004, respectively, under our revolving line of credit facility (including any over-advances) and $2,697,802 of principal (after adding back the discount) of term loan outstanding at December 31, 2005 and December 31, 2004. Agreements for both the revolving line of credit facility and the term loan facility contain financial covenants for the maintenance of minimum net worth, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, we were out of compliance with financial covenants in both agreements, for which waivers were received from the lenders. In May 2005 we renegotiated covenants related to both the revolving line of credit facility and the term loan; however, at December 31, 2005, we were not in compliance with the revised covenants. Bridge Healthcare Finance, LLC waived compliance with the covenants for 2005. We were charged fees by Bridge for the several compliance violations and related waivers granted during 2005. Subsequent to December 31, 2005, 50% of the term loan and the $600,000 over-advance on the revolving line of credit were repaid with proceeds from a $2 million convertible debenture financing discussed below. The debentures have a three year term with no amortization of principle during the term. Accordingly, 50% of the term loan (which matures on April 30, 2007) has been classified as a long-term liability at December 31, 2005. Failure to satisfy these covenants would severely restrict or eliminate our ability to obtain additional funding under these agreements.

        We generated a net loss of $6,268,503 in 2005 and used cash in operations of $5,062,267 during 2005. Additionally, although we ended 2005 with a significant working capital deficit of $6,493,181, we were able to secure additional funding during 2005 to finance our operations as we continued to execute our business plan to acquire and grow companies involved in healthcare staffing. We will need to raise additional funds during the next twelve months to satisfy debt service requirements and working capital needs. During the first quarter of 2006, we raised approximately $1.5 million for working capital purposes. We are currently working to raise another $1 million to $4 million of debt and equity for working capital needs, for debt retirement and for acquisitions. If we raise an additional $4 million, we would use approximately $1.2 million for an acquisition, $1.4 million for debt retirement and $1.4 million for working capital purposes. There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back our acquisition activities and our operations. This would result in an overall slowdown of our development. Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Management has taken a number of steps to address our financial performance and to achieve positive cash flow during 2006. Management retired a portion of expensive debt, restructured the operating management team, and implemented programs to obtain cash flow savings. However, there can be no assurances that these programs will be successful.

        In March 2005 our majority stockholder exercised warrants to purchase 108,333 shares of Series C Convertible Preferred Stock providing $6.4 million to us. Also, in May 2005 our majority stockholder exercised warrants to purchase 22,187 shares of Series C Convertible Preferred Stock providing $1.3 million to us. The infusion of $7.7 million enabled us to acquire additional companies and to retire certain liabilities. Also, following the three acquisitions in 2005, we increased our borrowings under our accounts receivable line, but at December 31, 2005, there is no additional borrowing availability under this line. In the third quarter of 2005, additional short-term funding of $600,000 in the form of an over-advance on the accounts receivable line was secured from Bridge Healthcare Finance, LLC.

        As partial consideration for the acquisition of TravMed USA, Inc. on March 29, 2005, we issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. The notes are three-year convertible notes bearing interest at 7.75%. Monthly interest payments are required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt. Since October 31, 2005, we have not made debt service payments required by terms of these notes payable to sellers as claims have been asserted against the sellers of TravMed for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief. Accordingly, we received a notice of default in early November 2005 and the due date of the notes has been accelerated such that the entire balance of the notes payable to sellers is due. We have six months to cure the default. If cured, payment due dates revert back to the original non-accelerated terms. The default under the notes payable to sellers triggers defaults under the revolving line of credit and term loan discussed above. Also, as a result of this default, Bridge Healthcare Finance, LLC has an option to discontinue making revolving credit loans to us on receivables of TravMed. Bridge Healthcare Finance, LLC waived their right to exercise this option during 2005. Because of the uncertainty surrounding repayment of these notes, we have classified all of the outstanding balance as a current liability on the accompanying balance sheet.

        In December 2005 and January 2006 we completed a private placement totaling $4 million. The financing consisted of $2 million of common stock and $2 million of 8% convertible debentures. The common stock was priced at $.60 per share. The convertible debentures have a term of 3 years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at our option. The debentures are convertible at a price of $.60 per share. The sale of convertible debentures included common stock warrant coverage allowing debenture holders to exercise warrants to purchase 5,000,000 common shares. Warrants to purchase 1,666,667 common shares have a 5 year term and an exercise price of $.75 per share. Warrants to purchase 3,333,333 common shares expire on June 14, 2006 and have an exercise price of $.60 per share. We were obligated to register the shares (including the shares issuable upon conversion of the debentures and exercise of the warrants) for resale on a registration statement. We have used the proceeds from the private placement for working capital and the retirement of 50% of our outstanding $2.7 million term debt as well as retirement of the $600,000 over-advance facility.

        In the first quarter of 2006 we completed further equity financings with our majority stockholder for $1,150,000 at per share prices ranging from $.60 to $.80. The proceeds were used for working capital purposes.

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

RESULTS OF OPERATIONS—2005 COMPARED TO 2004

        The following condensed financial information includes Crdentia Corp. plus the results of operations of all companies acquired from their respective dates of acquisition.

	Year ended December 31,
	2005	2004
	(in thousands)
Revenue from services	$32,714	$23,018
Direct operating expenses	26,020	18,251

Gross profit	6,694	4,767
Operating expenses:
Selling, general and administrative expenses	10,016	9,517
Loss on impairment of intangibles	—	1,800
Non-cash stock based compensation	894	394

Total operating expenses	10,910	11,711
Loss from operations	(4,216)	(6,944)
Non-cash expense from conversion of debt	—	(24,541)
Interest expense, net	(2,052)	(2,218)

Loss before income taxes	(6,268)	(33,703)
Income tax expense	—	—

Net loss	(6,268)	(33,703)
Deemed dividends	—	(4,648)
Non-cash preferred stock dividends	(4,628)	(3,636)

Net loss attributable to common stockholders	$(10,896)	$(41,987)

        Revenues for 2005 were $32,714,000 compared to revenues of $23,018,000 for 2004. Revenues increased in 2005 compared to 2004 due to acquisitions in August 2004 and March and May of 2005. However, the loss of certain larger customers in 2004 and 2005 and the soft demand experienced in the industry offset a significant portion of the increase in revenue due to acquisitions. In 2005 approximately 41% (58% in 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. In 2005, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 51% of our revenue for 2005 (29% in 2004). Per diem revenue became a larger portion of our revenue in 2005 compared to 2004 because of our acquisition of per diem businesses in the third quarter of 2004. The remaining amount of our revenue in 2005 and 2004 came from providing clinical management and staffing services to healthcare facilities and private duty homecare. During 2005 and 2004, most of our customers were acute care hospitals located throughout the continental United States.

        Our overall gross profit in 2005 was $6,694,000 or 20.5% of revenues compared to $4,767,000 or 20.7% of revenues in 2004. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage. The gross profit percentage has remained flat between 2005 and 2004.

        Our selling, general and administrative costs were $10,016,000 or 30.6% of revenues in 2005 compared to $9,517,000 or 41.3% of revenues in 2004. Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses. Selling, general and administrative costs as a percentage of revenue were lower in 2005 following the elimination of redundant costs in our travel business in October 2004 and the reduction of certain other corporate expenses in 2005 including audit costs.

        Due to the decline in revenue related to the loss of certain customers, including a significant customer relationship, and due to the impact of new immigration regulations limiting access to foreign nurses, we determined that certain intangibles were impaired in 2004. As a result of this analysis, $1,800,000 was recorded as an impairment loss in 2004. Based on an evaluation performed in 2005, no impairment charge was needed in 2005.

        Non-cash stock based compensation expense increased from $394,000 in 2004 to $894,000 in 2005 reflecting incremental amortization related to granting 3,700,000 shares of restricted stock to officers of the Company in May 2005. Of the 3,700,000 shares granted in May 2005, 900,000 were incentive based and forfeited in December 2005 when targeted operating goals were not achieved.

        In 2004, we incurred a significant non-cash expense of $24,541,000 for conversion of debt. For a more extensive discussion of this expense which is classified below loss from operations, see the notes to the consolidated financial statements.

        Interest costs decreased from $2,218,000 in 2004 to $2,052,000 in 2005 which decrease reflects a reduction of convertible notes and the related interest expense on the convertible notes.

        Deemed dividends were $4,648,000 in 2004. The deemed dividends relate to beneficial conversion features of our Series A, Series B, Series B-1 and Series C convertible preferred stock and beneficial conversion features of Series B-1 warrants issued.

        The non-cash preferred stock dividends in 2005 relate to common stock dividends declared by the Board of Directors on our Series B, Series B-1 and Series C convertible preferred stock as well as cumulative common stock dividends declared for September 30, 2004, December 31, 2004 and March 31, 2005 related to the warrants exercised on March 29, 2005 for 108,333 shares of Series C convertible preferred stock and cumulative common stock dividends declared for December 31, 2004 and March 31, 2005 related to the warrants exercised on May 2, 2005 for 22,187 shares of Series C convertible preferred stock. The cumulative common stock dividends on the warrants are payable once the warrants are exercised.

ITEM 7. FINANCIAL STATEMENTS

        Audited financial statements for the year ended December 31, 2005 and 2004 are submitted herein on Pages F-1 to F-34.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

ITEM 13. EXHIBITS

(a)
Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Reorganization, dated as of June 19, 2003, by and among Crdentia Corp., Baker Anderson Christie, Inc., BAC Acquisition Corporation and certain stockholders of Baker Anderson Christie, Inc ("BAC Merger Agreement"). Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
2.2(2)	Agreement and Plan of Reorganization, dated as of July 16, 2003, by and among Crdentia Corp., Nurses Network, Inc., NNI Acquisition Corporation and certain shareholders of Nurses Network, Inc. (the "NNI Merger Agreement"). Certain schedules and exhibits referenced in the NNI Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
2.3(3)	Amendment No. 1 to the BAC Merger Agreement made and entered into effective as of July 31, 2003.
2.4(4)	Amendment No. 1 to the NNI Merger Agreement made and entered into effective as of September 9, 2003.
2.5(5)	Agreement and Plan of Reorganization, dated as of September 15, 2003, by and among Crdentia Corp., New Age Staffing, Inc., NAS Acquisition Corporation and the shareholders of New Age Staffing, Inc. (the "NAS Merger Agreement"). Certain schedules and exhibits referenced in the NAS Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.6(6)		Agreement and Plan of Reorganization, dated as of November 4, 2003, by and among Crdentia Corp., PSR Acquisition Corporation, PSR Holdings Acquisition Corporation, PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
2.7(7)		Agreement and Plan of Reorganization, dated as of August 26, 2004, by and among Crdentia Corp., CRDE Corp., AHHC Acquisition Corporation, Arizona Home Health Care/Private Duty, Inc. and the shareholders of Arizona Home Health Care/Private Duty, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
2.8(8)		Agreement and Plan of Reorganization, dated as of August 13, 2004, by and among the Company, CRDE Corp., CPS Acquisition Corporation, Care Pros Staffing, Inc. and certain shareholders of Care Pros Staffing, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
2.9(9)		Agreement and Plan of Reorganization, dated as of March 28, 2005, by and among Crdentia Corp., CRDE Corp., Travmed Acquisition Corporation, Travmed USA, Inc. and the shareholders of Travmed USA, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
2.10	(9)	Agreement and Plan of Reorganization, dated as of March 28, 2005, by and among Crdentia Corp., HIP Acquisition Corporation, HIP Holding, Inc. and the shareholders of HIP Holding, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
4.2(10)		Restated Bylaws.
4.3(3)		Certificate of Amendment to Restated Certificate of Incorporation.
4.4(11)		Certificate of Amendment to Restated Certificate of Incorporation.
4.5(11)		Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.
4.6(11)		Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.
4.7(12)		Certificate of Amendment to Restated Certificate of Incorporation.
4.8(13)		Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.
4.9(14)		Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.
4.10	(15)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.
4.11	(14)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.
4.12	(16)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

4.13	(14)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.
4.14	(13)	Registration Rights Agreement dated August 9, 2004 by and among Crdentia Corp. and the investors listed on Schedule A thereto.
4.15	(15)	Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among Crdentia Corp. and the investors listed on Schedule A thereto.
4.16	(15)	Form of Warrant to Purchase Shares of Series C Preferred Stock of Crdentia Corp. granted to the holders listed on Schedule A thereto.
4.17	(15)	Form of Warrant to Purchase Shares of Series B-1 Preferred Stock of Crdentia Corp. granted to MedCap Partners L.P.
4.18	(15)	Warrant Agreement dated August 31, 2004 by and among Crdentia Corp. and Bridge Opportunity Finance, LLC.
4.19	(15)	Form of Warrant Certificate to Purchase Shares of Common Stock of Crdentia Corp. granted to Bridge Opportunity Finance, LLC.
4.20	(3)	Specimen Stock Certificate
4.21	(17)	Registration Rights Agreement dated September 22, 2003 by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.
4.22	(17)	Registration Rights Agreement dated December 2, 2003 by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.
4.23	(9)	Letter Agreement dated March 29, 2005 by and among Crdentia Corp. and MedCap Partners, L.P.
10.1(17)		Commercial Receivables Sale Agreement dated November 8, 2001 by and between Alamo Capital Corporation and PSR Nurses, Ltd.
10.2(20)		Agreement to Purchase Accounts and Security Agreement dated February 8, 2002 between New Age Staffing, Inc. and Katz Factoring, Inc.
10.3(10)		Common Stock Purchase Agreement dated May 15, 2002 by and among Lifen, Inc., the individual stockholders of the Company listed on Schedule A thereto and James D. Durham and Malahide Investments.
10.4(20)		Amendment to Agreement to Purchase Accounts and Security Agreement, dated effective as of August 8, 2003, made by and between New Age Staffing, Inc. and Katz Factoring, Inc.
10.5(21)#		Employment Agreement dated August 14, 2002 by and between Crdentia Corp. and James D. Durham.
10.6(22)#		Restricted Stock Issuance Agreement dated October 22, 2002 by and between Crdentia Corp. and Joseph M. DeLuca
10.7(22)#		Restricted Stock Issuance Agreement dated October 22, 2002 by and between Crdentia Corp. and Robert J. Kenneth.
10.8(22)#		Restricted Stock Issuance Agreement dated November 1, 2002 by and between Crdentia Corp. and Robert P. Oliver.
10.9(22)#		Restricted Stock Issuance Agreement dated November 1, 2002 by and between Crdentia Corp. and Pamela Atherton.
10.10	(17)#	Notice of Stock Option Award and Stock Option Award Agreement dated December 16, 2003 by and between Crdentia Corp. and Thomas H. Herman.
10.11	(17)#	Notice of Stock Option Award and Stock Option Award Agreement dated December 16, 2003 by and between Crdentia Corp. and C. Fred Toney.
10.12	(17)#	Executive Employment Agreement dated December 22, 2003 by and between Crdentia Corp. and Pamela Atherton.
10.13	(17)#	Notice of Stock Option Award and Stock Option Award Agreement dated December 22, 2003 by and between Crdentia Corp. and Pamela Atherton.

10.14	(19)#	Notice of Stock Option Award dated December 31, 2003 by and between Crdentia Corp. and James Durham.
10.15	(19)#	Stock Option Plan and Award Agreement dated December 31, 2003 by and between Crdentia Corp. and James Durham.
10.16	(19)#	Bonus and Other Agreement dated December 31, 2003 by and between Crdentia Corp. and James Durham.
10.17	#	Amendment to Employment Agreement, dated January 1, 2004, by and between Crdentia Corp. and James D. Durham.
10.20	(24)#	Amendment to Notice of Stock Award and Stock Option Agreement dated April 8, 2004 by and between Crdentia Corp. and Thomas H. Herman.
10.21	(24)#	Amendment to Notice of Stock Award and Stock Option Agreement dated April 8, 2004 by and between Crdentia Corp. and C. Fred Toney.
10.22	(25)	Stock Purchase Agreement dated May 18, 2004 by and among Crdentia Corp., MedCap Partners L.P. and the parties listed on the Schedule of Stockholders attached thereto as Exhibit A.
10.23	(26)	Loan and Security Agreement dated June 16, 2004 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp. and Bridge Healthcare Finance, LLC.
10.24	(24)#	Crdentia Corp. 2004 Stock Incentive Plan.
10.25	(24)#	Form of Notice of Stock Option Award and Stock Option Award Agreement (Employees) under the Crdentia Corp. 2004 Stock Incentive Plan.
10.26	(8)#	Form of Notice of Stock Option Award and Stock Option Award Agreement (Directors) under the Crdentia Corp. 2004 Stock Incentive Plan.
10.27	(24)#	Form of Notice of Stock Option Award and Stock Option Award Agreement (Senior Officers) under the Crdentia Corp. 2004 Stock Incentive Plan.
10.28	(24)#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the Crdentia Corp. 2004 Stock Incentive Plan.
10.29	(32)#	Notice of Stock Option Award and Stock Option Award Agreement dated August 3, 2004 by and between Crdentia Corp. and James D. Durham.
10.30	(32)#	Notice of Stock Option Award and Stock Option Award Agreement dated August 3, 2004 by and between Crdentia Corp. and Pamela Atherton.
10.31	(15)	Loan and Security Agreement dated August 31, 2004 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., AHHC Acquisition Corporation, CPS Acquisition Corporation and Bridge Opportunity Finance, LLC.
10.32	(15)#	Executive Employment Agreement, dated as of August 31, 2004 by and between Crdentia Corp. and William C. Crocker.
10.33	(27)#	Separation Agreement and General Release by and between Crdentia Corp. and William S. Leftwich, dated September 15, 2004.
10.34	(28)	Makewell Agreement dated August 31, 2004 by and between Crdentia Corp., MedCap Partners L.P., Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC.
10.35	(29)#	Form of Indemnification Agreement.
10.36	(30)	Secured Promissory Note, dated November 29, 2004, issued by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. to MedCap Partners L.P.

10.37	(30)	Security Agreement, dated November 29, 2004, by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc. and MedCap Partners L.P.
10.38	(8)	Amended and Restated Loan and Security Agreement—Revolving Loans, dated as of November 30, 2004, between Bridge Healthcare Finance, LLC, as Lender, and Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc., as Borrower.
10.39	(8)	First Amendment to Loan and Security Agreement—Term Loan, dated as of November 30, 2004, between Bridge Opportunity Finance, LLC, as Lender, and Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc., as Borrower.
10.40	(18)	Secured Promissory Note, dated January 4, 2005, issued by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing to MedCap Partners L.P.
10.41	(18)	Secured Promissory Note, dated February 2, 2005, issued by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing to MedCap Partners L.P.
10.42	(31)	Secured Promissory Note, dated March 1, 2005, issued by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing to MedCap Partners L.P.
10.43	(31)	Amended and Restated Security Agreement, dated March 1, 2005, by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing and MedCap Partners L.P.
10.45	(9)	Amendment No. 1, Joinder and Consent to Amended and Restated Loan and Security Agreement—Revolving Loans, dated March 29, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc. and Bridge Healthcare Finance, LLC.
10.46	(9)	Amendment No. 2, Joinder and Consent to Loan and Security Agreement—Term Loan, dated March 29, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc. and Bridge Opportunity Finance, LLC.
10.47	#	Amendment to Restricted Stock Purchase Agreement, dated as of August 3, 2004, by and among Crdentia Corp. and Robert Oliver.
10.48	#	Amendment to Restricted Stock Purchase Agreement, dated as of August 3, 2004, by and among Crdentia Corp. and Joseph M. DeLuca.
10.49	#	Amendment to Restricted Stock Purchase Agreement, dated as of August 3, 2004, by and among Crdentia Corp. and Robert Kenneth.

10.50	(33)	Second Amended and Restated Loan and Security Agreement—Revolving Loans, dated May 16, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, GHS Acquisition Corporation and Bridge Healthcare Finance, LLC.
10.51	(33)	Amended and Restated Loan and Security Agreement—Term Loan, dated May 16, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, GHS Acquisition Corporation and Bridge Opportunity Finance, LLC.
10.52	(34)#	Executive Employment Agreement dated May 31, 2005 by and between Crdentia Corp. and James J. TerBeest.
10.53	(34)#	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and James D. Durham.
10.54	(34)#	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and Pamela G. Atherton.
10.55	(34)#	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and James J.TerBeest.
10.56	(34)#	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and Vicki L. Smith.
10.57	(35)#	Second Amendment to Employment Agreement dated November 8, 2005 among Crdentia Corp. and James D. Durham.
10.58	(36)	Secured Promissory Note, dated November 15, 2005 issued by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, and GHS Acquisition Corporation to MedCap Partners L.P.
10.59	(36)	Secured Promissory Note, dated November 18, 2005 issued by Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, and GHS Acquisition Corporation to MedCap Partners L.P.
10.60	(36)	Amended and Restated Security Agreement, dated November 18, 2005 iby and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, GHS Acquisition Corporation and MedCap Partners L.P.
10.61	(36)#	Amendment to Bonus and Other Agreement dated November 17, 2005 by and between Crdentia Corp. and James D. Durham.
10.62	(37)	Securities Purchase Agreement by and between the Company and MedCap Partners L.P., dated as of December 30, 2005.

10.63	(38)	Securities Purchase Agreement by and among the Company and the investors identified on the signature pages thereto, dated as of January 6, 2006.
10.64	(38)	Form of Convertible Debenture by and among the Company and the investors identified on the signature pages thereto, dated as of January 6, 2006.
10.65	(38)	Form of Long-Term Stock Purchase Warrant by and among the Company and the investors identified on the signature pages thereto, dated as of January 6, 2006.
10.66	(38)	Form of Short-Term Stock Purchase Warrant by and among the Company and the investors identified on the signature pages thereto.
10.67	(38)	Form of Registration Rights Agreement by and among the Company and the investors identified on the signature pages thereto, dated as of January 6, 2006.
10.68	(39)#	Separation Agreement by and between Crdentia Corp. and Pamela Atherton, dated January 7, 2006.
10.69	(39)#	General Release of Claims by and between Crdentia Corp. and Pamela Atherton, dated January 7, 2006.
10.70	(39)	Settlement Agreement, dated January 9, 2006, by and among Crdentia Corp., Nick Liuzza, Sr., Nick Liuzza, Jr., Christopher Liuzza and certain other former shareholders of New Age Staffing, Inc.
10.71	(33)	Equity Purchase Agreement, dated as of May 4, 2005, by and among Crdentia Corp., CRDE Corp., GHS Acquisition Corporation, Prime Staff, Inc., Prime Staff GP, LLC, Mint Medical, LLC, Mint Medical GP, LLC and the equity owners of Prime Staff, Inc., Prime Staff GP, LLC, Mint Medical, LLC and Mint Medical GP, LLC. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
23.1		Consent of KBA Group LLP.

#
Indicates management contract or compensatory plan.

1.
Previously filed on Form 8-K with the Securities and Exchange Commission on June 20, 2003 and incorporated herein by reference.

2.
Previously filed on Form 8-K with the Securities and Exchange Commission on July 18, 2003 and incorporated herein by reference.

3.
Previously filed on Form 10-QSB with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

4.
Previously filed on Form 8-K with the Securities and Exchange Commission on October 8, 2003 and incorporated herein by reference.

5.
Previously filed on Form 8-K with the Securities and Exchange Commission on September 16, 2003 and incorporated herein by reference.

6.
Previously filed on Form 8-K with the Securities and Exchange Commission on November 6, 2003 and incorporated herein by reference.

7.
Previously filed on Form 8-K with the Securities and Exchange Commission on September 1, 2004 and incorporated herein by reference.

8.
Previously filed on Form 10-KSB with the Securities and Exchange Commission on March 31, 2005 and incorporated herein by reference.

9.
Previously filed on Form 8-K with the Securities and Exchange Commission on April 1, 2005 and incorporated herein by reference.

10.
Previously filed on Form 8-K with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

11.
Previously filed on Form 8-K/A with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.

12.
Previously filed on Form 8-K with the Securities and Exchange Commission on January 7, 2005 and incorporated herein by reference.

13.
Previously filed on Form 8-K with the Securities and Exchange Commission on August 24, 2004 and incorporated herein by reference.

14.
Previously filed on Form 8-K/A with the Securities and Exchange Commission on October 18, 2004 and incorporated herein by reference.

15.
Previously filed on Form 8-K with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

16.
Previously filed on Form 8-K with the Securities and Exchange Commission on March 21, 2005 and incorporated herein by reference.

17.
Previously filed on Form 10-KSB with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

18.
Previously filed on Form 10-QSB with the Securities and Exchange Commission on May 16, 2005 and incorporated herein by reference.

19.
Previously filed on Form 8-K with the Securities and Exchange Commission on January 12, 2004 and incorporated herein by reference.

20.
Previously filed on Form 10-QSB with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

21.
Previously filed on Form 10-KSB with the Securities and Exchange Commission on November 27, 2002 and incorporated herein by reference.

22.
Previously filed on Form 10-KSB with the Securities and Exchange Commission on March 11, 2003 and incorporated herein by reference.

23.
Reserved.

24.
Previously filed on Registration Statement on Form S-8 with the Securities and Exchange Commission on May 27, 2005 and incorporated herein by reference.

25.
Previously filed on Form 8-K with the Securities and Exchange Commission on May 20, 2004 and incorporated herein by reference.

26.
Previously filed on Form 8-K with the Securities and Exchange Commission on June 22, 2004 and incorporated herein by reference.

27.
Previously filed on Form 8-K with the Securities and Exchange Commission on September 16, 2004 and incorporated herein by reference.

28.
Previously filed on Form 8-K with the Securities and Exchange Commission on October 25, 2004 and incorporated herein by reference.

29.
Previously filed on Form 10-QSB/A with the Securities and Exchange Commission on September 9, 2004 and incorporated herein by reference.

30.
Previously filed on Form 8-K with the Securities and Exchange Commission on December 3, 2004 and incorporated herein by reference.

31.
Previously filed on Form 8-K with the Securities and Exchange Commission on March 4, 2005 and incorporated herein by reference.

32.
Previously filed on Form 10-QSB with the Securities and Exchange Commission on November 15, 2004 and incorporated herein by reference.

33.
Previously filed on Form 10-QSB with the Securities and Exchange Commission on August 15, 2005 and incorporated herein by reference.

34.
Previously filed on Form 8-K with the Securities and Exchange Commission on June 6, 2005 and incorporated herein by reference.

35.
Previously filed on Form 8-K with the Securities and Exchange Commission on November 14, 2005 and incorporated herein by reference.

36.
Previously filed on Form 8-K with the Securities and Exchange Commission on November 21, 2005 and incorporated herein by reference.

37.
Previously filed on Form 8-K with the Securities and Exchange Commission on January 6, 2006 and incorporated herein by reference.

38.
Previously filed on Form 8-K with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

39.
Previously filed on Form 8-K with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be set forth in the Proxy Statement or Form 10-KSB/A and is incorporated in this report by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.
Dated: March 31, 2006	By:	/s/ JAMES D. DURHAM James D. Durham Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Dated: March 31, 2006	By:	/s/ JAMES J. TERBEEST James J. TerBeest Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2006	By:	/s/ ROBERT J. KENNETH Robert J. Kenneth Director
Dated: March 31, 2006	By:	/s/ JOSEPH M. DELUCA Joseph M. DeLuca Director
Dated: March 31, 2006	By:	/s/ THOMAS HERMAN Thomas Herman Director
Dated: March 31, 2006	By:	/s/ C. FRED TONEY C. Fred Toney Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Crdentia Corp.

        We have audited the accompanying consolidated balance sheets of Crdentia Corp. (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crdentia Corp. as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses totaling $6,268,503 and $33,702,854 for the years ended December 31, 2005 and 2004, respectively, and has used cash flows from operating activities totaling $5,062,267 and $3,186,737 for the years ended December 31, 2005 and 2004, respectively. Additionally, at December 31, 2005, the Company's current liabilities exceed their current assets by $6,493,181. These conditions, among others described in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ KBA Group LLP KBA Group LLP
Dallas, Texas March 17, 2006

CRDENTIA CORP.

Consolidated Balance Sheets

	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$434,921	$362,472
Accounts receivable, net of allowance for doubtful accounts of $275,000 in 2005 and $114,957 in 2004	4,566,975	2,908,403
Unbilled receivables	625,899	303,626
Other current assets	464,865	495,579

Total current assets	6,092,660	4,070,080
Property and equipment, net	418,837	293,600
Goodwill	22,977,377	12,974,973
Intangible assets, net	1,985,585	1,660,717
Other assets	518,001	837,061

Total assets	$31,992,460	$19,836,431

Current liabilities:
Revolving lines of credit	$4,672,096	$2,521,598
Accounts payable and accrued expenses	1,447,905	2,523,069
Accrued dividends on convertible preferred stock	800,748	1,027,254
Accrued employee compensation and benefits	980,005	554,945
Current portion of notes payable to lender, net of discount	1,147,634	2,049,816
Note payable to majority stockholder	—	400,000
Current portion of notes payable to sellers	3,215,490	184,948
Other current liabilities	309,463	100,017
Subordinated convertible notes	12,500	50,000

Total current liabilities	12,585,841	9,411,647
Notes payable to lender, less current portion, net of discount	1,149,833	—
Long term bonus payable	801,084	884,962
Other long-term liabilities	7,032	33,045

Total liabilities	14,543,790	10,329,654

Commitments and contingencies
Convertible preferred stock, 10,000,000 shares authorized:
Series A Convertible Preferred Stock $0.0001 par value, no shares issued and outstanding at 2005 and 2004	—	—
Series B Convertible Preferred Stock $0.0001 par value, 3,750,000 shares issued and outstanding at 2004 (liquidation preference of $750,000 in 2004)	—	750,000
Series B-1 Convertible Preferred Stock $0.0001 par value, 93,043 shares issued and outstanding at 2004 (liquidation preference of $5,582,580 in 2004)	—	30,123,400
Series C Convertible Preferred Stock $0.0001 par value, 183,028 shares issued and outstanding at 2005 and 52,501 shares issued and outstanding at 2004 (liquidation preference of $54,908,400 at 2005 and $15,750,300 at 2004)	10,020,048	1,070,510
Series C preferred stock warrants	839,555	2,079,910
Stockholders' equity (deficit):
Common stock, par value $0.0001, 150,000,000 shares authorized at 2005 and 50,000,000 shares authorized at 2004; 35,157,658 shares issued in 2005 and 34,081,252 shares outstanding in 2005 and 14,202,883 shares issued and 13,126,477 shares outstanding in 2004	3,516	1,420
Additional paid in capital	114,313,614	68,447,288
Treasury stock, 1,076,406 shares at cost	—	—
Deferred stock compensation	(4,514,604)	(648,746)
Accumulated deficit	(103,213,459)	(92,317,005)

Total stockholders' equity (deficit)	6,589,067	(24,517,043)

Total liabilities and stockholders' equity (deficit)	$31,992,460	$19,836,431

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004
Revenue from services	$32,713,886	$23,018,389
Direct operating expenses	26,019,689	18,251,274

Gross profit	6,694,197	4,767,115

Operating expenses:
Selling, general, and administrative expenses	10,016,415	9,517,218
Loss on impairment of intangibles	—	1,800,000
Stock-based compensation	894,142	393,857

Total operating expenses	10,910,557	11,711,075

Loss from operations	(4,216,360)	(6,943,960)
Non-cash expense for conversion of debt	—	(24,541,000)
Interest expense, net	(2,052,143)	(2,217,894)

Loss before income taxes	(6,268,503)	(33,702,854)
Income tax expense	—	—

Net loss	$(6,268,503)	$(33,702,854)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(1,000,000)
Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	—	(1,250,000)
Deemed dividend related to beneficial conversion feature on Series B-1 convertible preferred stock	—	(1,328,400)
Deemed dividend related to beneficial conversion feature on Series C convertible preferred stock	—	(1,070,510)
Non-cash preferred stock dividends	(4,627,951)	(3,635,699)

Net loss attributable to common stockholders	$(10,896,454)	$(41,987,463)

Basic and diluted loss per common share attributable to common stockholders	$(0.46)	$(5.23)

Weighted average number of common shares outstanding	23,698,476	8,033,725

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock
			Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2003	7,355,758	$736	$60,547,358	$(828,000)	$(54,978,452)	$4,741,642
Stock dividends on Convertible Preferred Stock	735,778	74	2,608,371	—	(3,635,699)	(1,027,254)
Common stock issued in acquisition of Arizona Home Health Care/Private Duty Inc.	200,000	20	689,980	—	—	690,000
Conversion of Convertible Series A into Common Stock	4,583,333	458	2,733,279	—	—	2,733,737
Conversion of Convertible Series B into Common Stock	833,333	83	492,349	—	—	492,432
Conversion of Convertible Series B-1 into Common Stock	453,900	45	268,791	—	—	268,836
Issuance of term loan warrants	—	—	810,000	—	—	810,000
Benefit and deemed dividend of beneficial conversion price of Series A convertible preferred stock	—	—	1,000,000	—	—	(1,000,000)
	—	—	(1,000,000)	—	—	(1,000,000)
Benefit and deemed dividend of beneficial conversion price of Series B convertible preferred stock	—	—	1,250,000 (1,250,000)	—	—	1,250,000 (1,250,000)
Benefit and deemed dividend of beneficial conversion price of Series B-1 convertible preferred stock	— —	— —	1,328,400 (1,328,400)	— —	— —	1,328,400 (1,328,400)
Benefit and deemed dividend of beneficial conversion price of Series C convertible preferred stock	—	—	1,070,510	—	—	1,070,510
	—	—	1,070,510	—	—	(1,070,510)
Conversion of seller note to Common Stock	40,822	4	126,544	—	—	126,548
Other	(41)	—	170,616	179,254	—	349,870
Net Loss	—	—	—	—	(33,702,854)	(33,702,854)

Balance, December 31, 2004	14,202,883	1,420	68,447,288	(648,746)	(92,317,005)	(24,517,043)

	Common Stock
			Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount				Total
Stock dividends on Convertible Preferred Stock	2,521,742	252	4,854,205	—	(4,627,951)	226,506
Common stock issued in acquisition of Health Industry Professionals, LLC	1,283,684	129	2,601,471	—	—	2,601,600
Common stock issued to majority shareholder in connection with working capital loans	98,121	10	174,712	—	—	174,722
Conversion of Series B convertible preferred stock to common stock	1,250,000	125	749,875	—	—	750,000
Conversion of Series B-1 convertible preferred stock to common stock	9,304,300	930	30,122,470	—	—	30,123,400
Common stock issued in acquisition of Prime Staff and Mint Medical	165,042	17	287,247	—	—	287,264
Restricted stock issued to officers	3,700,000	370	6,289,630	(6,290,000)	—	—
Restricted stock forfeited	(900,000)	(90)	(1,529,910)	1,530,000	—	—
Compensation expense related to restricted stock and options issued to directors and employees	—	—	—	894,142	—	894,142
Common stock issued for cash, net of expenses	3,333,333	333	1,976,222	—	—	1,976,555
Common stock issued to settle liabilities	90,577	9	130,942	—	—	130,951
Common stock issued in connection with an acquisition earn-out	107,976	11	209,462	—	—	209,473
Net loss	—	—	—	—	(6,268,503)	(6,268,503)

Balance, December 31, 2005	35,157,658	$3,516	$114,313,614	$(4,514,604)	$(103,213,459)	$6,589,067

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004
Operating activities
Net loss	$(6,268,503)	$(33,702,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of subordinated convertible note discounts	—	659,167
Amortization of lender note discounts	247,651	162,014
Amortization of debt issue costs	406,326	365,324
Amortization of long-term bonus payable	92,667	83,962
Adjustment related to change in due dates of long-term bonus	(176,545)	—
Non-cash stock based expense related to short-term borrowings	174,722	—
Non-cash stock based expense related to settlement of liabilities	130,951	—
Depreciation and amortization	959,281	1,019,461
Bad debt expense	175,162	44,264
Non-cash stock based compensation	894,142	393,857
Non-cash expense for conversion of debt	—	24,541,000
Loss on impairment of intangibles	—	1,800,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(788,887)	167,259
Unbilled receivables	(322,273)	(35,036)
Other assets and liabilities	213,143	(227,249)
Accounts payable and accrued expenses	(1,225,164)	1,603,962
Accrued employee compensation and benefits	425,060	(61,868)

Net cash used in operating activities	(5,062,267)	(3,186,737)

Investing activities
Purchases of property and equipment	(148,015)	(223,726)
Cash paid for acquisitions, net of cash received	(4,990,060)	(4,180,483)
Other	22,031	96,555

Net cash used in investing activities	(5,116,044)	(4,307,654)

Financing activities
Issuance of preferred stock	—	5,970,300
Exercise of warrants for Series C preferred stock, net of expenses	7,709,183	—
Issuance of common stock, net of expenses	1,976,555	—
Net increase/(decrease) in revolving lines of credit	1,209,108	(350,292)
Proceeds from notes payable to lender	—	2,697,802
Proceeds from note payable to majority stockholder	1,050,000	400,000
Repayment of notes payable to majority stockholder	(1,450,000)	—
Repayment of notes payable to lenders	—	(219,444)
Repayment of subordinated convertible notes	(37,500)	(120,000)
Repayment of notes payable to sellers	(184,948)	(825,465)
Debt issuance costs	(21,638)	(1,165,114)

Net cash provided by financing activities	10,250,760	6,387,787

Net increase (decrease) in cash and cash equivalents	72,449	(1,106,604)
Cash and cash equivalents at beginning of year	362,472	1,469,076

Cash and cash equivalents at end of year	$434,921	$362,472

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

        At the beginning of 2003, the Company was a development stage company with no commercial operations. During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies. The companies acquired in 2003—Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which holds the limited partner and general partner interests in PSR Nurses, Ltd.—provide the foundation for future growth. During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. On March 29, 2005, the Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC. On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa.

        The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition. All intercompany transactions have been eliminated in consolidation.

        On June 28, 2004, the Company executed a one-for-three reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, the valuation and allocation of acquired intangible assets and goodwill, the stock valuation of the shares used to consummate the Company's acquisitions, and the analysis of impairment of goodwill and other intangible assets. Actual results could differ from those estimates.

Going Concern

        The Company generated a net loss of $6,268,503 in 2005 and used cash in operations of $5,062,267 during 2005. Additionally, although the Company ended 2005 with a significant working capital deficit of $6,493,181, it was able to secure additional funding during 2005 to finance its operations as it continued to execute its business plan to acquire and grow companies involved in healthcare staffing. The Company will need to raise additional funds during the next twelve months to satisfy debt service requirements and working capital needs. There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives. The Company's challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations. This would result in an overall slowdown of the Company's development. The Company's short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Management has taken a number of steps to address the financial performance of the Company and to achieve positive cash flow during 2006. The Company replaced a portion of its debt with debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain cash flow savings. However, there can be no assurances that these programs will be successful.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving lines of credit, and notes payable. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable, and accounts payable approximates fair value, based upon the maturities and short-term nature of those instruments. The Company believes that the fair value of the revolving lines of credit and notes payable approximates the fair value based on the terms and conditions the Company feels could be attained from other lenders.

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

Property and Equipment

        Property and equipment is stated at cost. Depreciation is provided by utilizing the straight-line method over the estimated useful life of the assets (generally three to ten years). Amortization of leasehold improvements is provided on the straight-line method over the various lease terms or estimated useful lives, if shorter. The cost of maintenance and repairs is charged to operations as incurred.

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

Goodwill and Intangible Assets

        Intangible assets other than goodwill consist of customer relationships and international nurse contracts and are presented net of accumulated amortization and are amortized over their respective useful lives estimated to be five years. Goodwill is assessed for impairment at least annually. The valuation of these intangibles is determined based upon valuations performed by third-party specialists and management's best estimates of fair value. As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

Income Taxes

        The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax return. A valuation allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized.

Revenue Recognition

        The Company recognizes revenue generally on the date the Company's healthcare staff provides services to healthcare facilities or individuals in their home. For certain permanent placement contracts, revenue is recognized at the completion of the guarantee period provided in the contract.

        Unbilled receivables represent an estimate of revenue earned during the period in excess of amounts billed.

Stock-Based Compensation

        As permitted under the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company continues to account for employee stock-based transactions under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based

Compensation, as amended by SFAS No. 148 Accounitng for Stock-Based Compensation-Transition and Disclosure. Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation cost has been recognized for its employee stock options in the financial statements, during the years ended December 31, 2005 and 2004, except as disclosed in subsequent footnotes, as the fair market value on the grant date approximates the exercise price. SFAS 123 requires the Company to disclose pro forma net loss and loss per share as if the fair value method had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. For non-employees, cost is also measured at the grant date, using the fair value method, but is actually recognized in the financial statements over the vesting period or immediately if no further services are required. If the Company had elected the fair value method of accounting for employee stock-based compensation, compensation cost would be accrued at the estimated fair value of the stock award grants over the service period, regardless of later changes in stock prices and price volatility. The date of grant fair values for options granted have been estimated based on the Black-Scholes pricing model with the assumptions identified in the following table:

	December 31,
	2005	2004
Dividend Yield	0	0
Volatility	93%-108%	134%-162%
Risk-Free Interest Rates	3.7%-4.5%	4.5%
Expected Lives in Years	4 years	1-10 years

        The table below shows net loss per share attributable to common stockholders for 2005 and 2004 as if the Company had elected the fair value method of accounting for stock options.

	December 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(10,896,454)	$(41,987,463)
Add: stock-based employee compensation in reported net income	894,142	179,254
Deduct: total stock-based employee compensation determined under fair value method for all awards	(1,054,322)	(2,354,388)

Proforma net loss attributable to common stockholders, as adjusted	$(11,056,634)	$(44,162,597)

Loss per share attributable to common stockholders:
Basic and diluted, as reported	$(0.46)	$(5.23)
Basic and diluted, pro forma	$(0.47)	$(5.50)

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The company will adopt Statement 123R on January 1, 2006.

        The Company is evaluating the impact of adopting SFAS 123R and expects that it will record non-cash stock compensation expense. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows, but is expected to have a significant impact on its results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders included above.

Earnings Per Share

        Basic per share data has been computed on the loss attributable to common stockholders for each year divided by the weighted average number of shares of common stock outstanding for each year (excluding the restricted common stock issued to certain officers in May 2005 as discussed in Note 15). Diluted earnings per common share include both the weighted average number of common shares and any common share equivalents such as convertible securities, options or warrants in the calculation. As the Company recorded net losses for 2005 and 2004, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding. Common share equivalents that were excluded in the 2005 calculations totaled 40,639,431.

New Accounting Pronouncements

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of FAS 154 on any changes in principle made on or after January 1, 2006.

Note 2. Acquisitions

TravMed USA, Inc.

        On March 29, 2005, the Company acquired TravMed USA, Inc. ("TravMed") in exchange for $3,215,490 in cash, $3,215,490 in notes payable, and $125,650 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$1,189,471
Customer related intangible assets	492,000
Goodwill	5,916,549

Total assets acquired	7,598,020
Liabilities assumed	1,041,390

Net assets acquired	$6,556,630

        The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets are being amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management's estimate based on a consistent model for all acquisitions developed by a professional valuation group. Goodwill represents the excess of merger consideration over the fair value of net assets acquired. The Company will be required to issue shares of its Common Stock to the former stockholders of TravMed should its results of operations exceed performance standards established in the merger agreement. The goodwill acquired may not be amortized for federal income tax purposes.

Health Industry Professionals, LLC

        On March 29, 2005, the Company acquired Health Industry Professionals, LLC (HIP) in exchange for $1,350,900 in cash, 1,283,684 shares of the Company's Common Stock valued at $2,601,600, (determined by the average of $2.03 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date), and $30,653 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$44,000
Customer related intangible assets	342,000
Goodwill	3,647,153

Total assets acquired	4,033,153
Liabilities assumed	50,000

Net assets acquired	$3,983,153

        The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets are being amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management's estimate based on a consistent model for all acquisitions developed by a professional valuation group. Goodwill represents the excess of merger consideration over the fair value of net assets acquired. The Company will be required to issue shares of its Common Stock to the former stockholders of HIP should its results of operations exceed performance standards established in the merger agreement. The goodwill acquired may not be amortized for federal income tax purposes.

Prime Staff, LP and Mint Medical Staffing Odessa

        On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa in exchange for $150,000 in cash, 165,042 shares of the Company's Common Stock valued at $287,264 (determined by the average of $1.74 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date), and $78,638 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$33,400
Customer related intangible assets	292,000
Goodwill	190,502

Total assets acquired	515,902
Liabilities assumed	—

Net assets acquired	$515,902

        The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets are being amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management's estimate based on a consistent model for all acquisitions developed by a professional valuation group. Goodwill represents the excess of merger consideration over the fair value of assets acquired. The goodwill acquired may not be amortized for federal income tax purposes.

Arizona Home Health Care/Private Duty, Inc.

        On August 31, 2004, the Company acquired Arizona Home Health Care/Private Duty, Inc. ("AHHC") in exchange for $3,900,000 in cash, 200,000 shares of the Company's Common Stock valued at $690,000, (determined by the average of $3.45 per share as of the two days prior to and subsequent to the acquisition date as quoted on the OTC Bulletin Board), and $77,154 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Cash acquired	$35,000
Tangible assets acquired	76,853
Customer related intangible assets	705,487
Goodwill	3,849,814

Total assets acquired	4,667,154
Liabilities assumed	—

Net assets acquired	$4,667,154

        The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets are being amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the fair value of assets acquired between goodwill and customer relationships was determined by management's estimate based on a consistent model for all acquisitions developed by a professional valuation group. The goodwill acquired may not be amortized for federal income tax purposes.

Care Pros Staffing, Inc.

        On August 13, 2004, the Company acquired Care Pros Staffing, Inc. in exchange for $275,000 in cash, $275,000 in notes payable and $39,706 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Cash acquired	$86
Tangible assets acquired	61,842
Customer related intangible assets	51,993
Goodwill	475,785

Total assets acquired	589,706
Liabilities assumed	—

Net assets acquired	$589,706

        The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets are being amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the fair value of assets acquired between goodwill and customer relationships was determined by management's estimate based on a consistent model for all acquisitions developed by a professional valuation group. The Company was required to issue common stock in 2005 in connection with an earn-out related to this acquisition. The Company issued 107,976 shares valued at $209,473 (determined by the average of $1.94 per share based on the trading value as quoted on the OTC Bulletin Board). The additional purchase price was recorded as an adjustment to goodwill. The goodwill acquired may not be amortized for federal income tax purposes.

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

	December 31,
	2005	2004
Revenue from services	$38,999,007	$56,069,192
Net loss from operations	(6,002,339)	(32,164,121)
Net loss attributable to common stockholders	(8,365,318)	(40,448,730)
Basic and diluted net loss per common share attributable to common stockholders	(0.35)	(4.18)
Weighted-average shares of common stock outstanding	24,060,519	9,682,451

Note 3. Concentration of Credit Risk

        During 2005, no customer represented more than 10% of the Company's revenues. The Company's top ten customers accounted for 23.9% of revenues in 2005.

        During 2004, sales to one customer group, Rhode Island Hospital and Newport Hospital, represented approximately 16.3% of the Company's revenues. In the third quarter of 2004, the Company experienced a decline in revenue at these facilities and travel nurse assignments have not been renewed to date. The Company's top ten customers accounted for 48% of revenues in 2004.

Note 4. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2005	2004
Leasehold improvements	$87,346	$87,346
Computers, office furniture and equipment	1,125,563	837,717

	1,212,909	925,063
Less accumulated depreciation and amortization	(794,072)	(631,463)

	$418,837	$293,600

        Depreciation of property and equipment amounted to $158,149 in 2005 and $259,962 in 2004.

Note 5. Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized and will be reviewed annually for impairment or more frequently if events or circumstances indicate such assets may be impaired such as reductions in demand or significant economic slowdowns in the industry. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

        SFAS No. 142 requires the use of a two-step process to measure potential impairment. In the first step, the fair values of the Company's reporting units are compared to the units' carrying amounts. Reporting units with similar economic and operating characteristics may be combined into a single segment level evaluation. If the fair value of a reporting unit exceeds its carrying cost, goodwill is not considered impaired. If the carrying cost exceeds fair value, a second step is used to determine the amount of impairment. The second step determines the implied fair value of goodwill for a reporting unit by applying the estimated fair value to the tangible and separately identifiable intangible assets of the reporting unit, with any remaining amount considered goodwill.

        During 2005 and 2004, the Company completed the first step analysis under the requirements of the standard and determined that goodwill was not impaired. The Company used an outside valuation firm to assist in developing the primary assumptions, such as projected cash flows and capitalization rates and to perform the valuation of the reporting unit. The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values which indicated no impairment in 2005.

        Due to the decline in revenue related to the loss of certain customers, including a significant customer relationship, and due to the impact of new immigration regulations limiting access to foreign nurses, the Company determined that certain intangibles were impaired in 2004. As a result of this analysis, $1,800,000 was recorded as an impairment loss in 2004.

        Goodwill and other intangible assets at December 31, 2005 and 2004 consist of:

	December 31,
	2005	2004
Goodwill	$22,977,377	$12,974,973

Customer relationships	3,038,480	$1,912,480
International nurse contracts	590,000	590,000

	3,628,480	2,502,480
Less accumulated amortization	(1,642,895)	(841,763)

Net other intangible assets	$1,985,585	$1,660,717

        Following is a table of estimated amortization expense of other intangible assets for the next five years:

Year	Estimated Amortization Expense
2006	$662,967
2007	503,200
2008	376,700
2009	376,700
2010	66,018

        Amortization expense of other intangible assets amounted to $801,134 in 2005 and $759,499 in 2004.

Note 6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
Accounts payable	$825,986	$1,815,778
Accrued expenses	621,919	707,291

	$1,447,905	$2,523,069

Note 7. Income Taxes

        The Company did not record an income tax provision or benefit for 2005 or 2004. The difference between the recorded amount and the income tax benefit that would result based on statutory rates is caused primarily by the valuation allowance increase in each year.

        At December 31, 2005, the Company had net operating loss carryfowards for federal and state income tax purposes of approximately $13,469,000 which expire in varying amounts beginning in 2019 through 2025. The Company has undergone an ownership change as defined in Section 382 of the Internal Revenue Code. Therefore, utilization of its tax net operating loss carryforwards incurred prior to August 2003 will be limited.

        Deferred taxes are comprised of the following:

	December 31,
	2005	2004
Net operating loss carryforwards	$4,979,373	$3,127,550
Deferred compensation stock options and rights	19,958,238	19,627,674
Accrued bonuses	296,161	327,170
Intangibles	777,872	756,000
Other	174,483	54,132

Total deferred tax assets	26,186,127	23,892,526
Less: Valuation allowance	(26,186,127)	(23,892,526)

Net deferred tax assets	$—	$—

        A reconciliation of the difference between the provision computed at the statutory federal tax rate and the Company's effective tax rate is as follows (in thousands):

	December 31,
	2005	2004
Provision computed at statutory federal tax rate	$(2,131,291)	$(11,458,970)
Permanent differences	21,175	8,857,448
State tax expense	(124,116)	(667,316)
Other	(59,369)	(72,162)
Increase in valuation allowance	2,293,601	3,341,000

Income tax expense (benefit)	$—	$—

        The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

Note 8. Revolving Lines of Credit

        On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC, pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the "Loan"). During the first quarter of 2005, the Loan was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees. The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (10.25% at December 31, 2005). Interest is payable monthly. Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants. Customer payments are used to repay the advances on the Loan after deducting charges for interest expense, unused line and account management fees. Except in certain limited circumstances, the Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty. The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. In May 2005 the Company renegotiated covenants related to the Loan; however, at December 31, 2005, the

Company was not in compliance with the revised covenants. Bridge Healthcare Finance, LLC waived compliance with the covenants for 2005. The Company was charged fees by Bridge for various compliance violations and related waivers granted during 2005. The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated. There are also cross default provisions between the Loan and the Term Loan discussed in Note 9. The outstanding balance on the Loan is $4,072,096 at December 31, 2005 (excluding the over-advance of $600,000 described below), which represents the total availability under the line relative to the amount of receivables outstanding at that date. The maturity date of the Loan was extended for an additional year through June 2008. The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of the Company.

        During the third quarter of 2005, Bridge Healthcare Finance, LLC made a $600,000 credit line available to the Company in the form of an over-advance on the Company's Loan. The line of credit was used as necessary to pay certain remaining amounts due on acquisitions completed in March 2005 and for working capital purposes. The line accrued interest at the Loan rate discussed above. The $600,000 has been completely drawn down at December 31, 2005, and was repaid in January 2006. As additional consideration for the line, the Company was required to pay a monthly fee of $15,000 through December 31, 2005.

Note 9. Notes Payable to Lender

        Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility ("Term Loan") in the amount up to $10,000,000 from Bridge Opportunity Finance, LLC, an affiliate of Bridge Healthcare Finance, LLC. The Company may obtain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan are due and payable in full on August 31, 2007 and bear interest at the rate of fifteen and one-quarter percent (15.25%) per annum. Interest is payable monthly. The Term Loan is secured by all assets of the Company. On August 31, 2004, the Company received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. To date, this is the only advance received under the Term Loan and no principal payments have been made by the Company to reduce this amount.

        The Term Loan provides that the Company shall issue warrants to purchase shares of Common Stock to the lender up to 12% of the Company's overall capitalization on the date of borrowing. On August 31, 2004, the Company issued warrants to purchase 905,775 shares of Common Stock at a price of $3.15 per share in connection with the first borrowing under the credit facility. As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance. The discount is being amortized to interest expense over the life of the Term Loan. Amortization of the discount totaled approximately $248,000 in 2005 and $162,000 in 2004.

        Except in certain limited circumstances, the Term Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty. The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender. In May 2005 the Company renegotiated covenants related to the term loan; however, at December 31, 2005, the Company was not in compliance with the revised covenants. Bridge Healthcare Finance, LLC waived compliance with the covenants for 2005. The Company was charged fees by Bridge for various compliance violations and related waivers granted during 2005. Subsequent to December 31, 2005, 50% of the Term Loan was repaid with proceeds from a $2 million convertible debenture financing discussed in Note 20. The debentures have a three year term. Accordingly, 50% of the Term Loan and the related debt discount has been classified as a long-term liability at December 31, 2005 as this portion has been replaced with debt that does not require principal payments in the next 12 months. The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated. There are also cross default provisions between the Term Loan and the Loan.

        The Term Loan as presented in the accompanying balance sheet is as follows:

	Classified as short-term	Refinanced with debentures and classified as long-term	Total
Face amount of the loan	$1,347,802	$1,350,000	$2,697,802
Discount	(200,168)	(200,167)	(400,335)

Notes payable to lender, net of discount	1,147,634	$1,149,833	$2,297,467

        Under terms of the 2006 debentures, the entire face amount of $1,350,000 classified as long-term now has a future scheduled maturity of 2009.

Note 10. Notes Payable to Stockholders

        On November 29, 2004, MedCap Partners L.P. ("MedCap"), the Company's majority stockholder, loaned the Company $400,000 for working capital purposes. During the first quarter of 2005, the Company borrowed an additional $1,050,000 from the majority stockholder for working capital purposes. The notes required interest at 5% and were payable on demand. These notes plus accrued interest were repaid on March 29, 2005. As an incentive to the majority stockholder to provide the working capital until acquisitions were consummated or until an equity transaction was completed, the Company issued 98,121 shares of common stock to the majority stockholder at the current trading value. The related expense of $174,722 has been recorded as interest expense in the accompanying statement of operations for 2005. C. Fred Toney, a member of the Company's board of directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap.

Note 11. Subordinated Convertible Notes

        During 2003, the Company issued $910,000 in Convertible Subordinated Promissory Notes (the "Notes") to twelve investors. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such note (from September to December, 2004). Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. The notes are convertible to Common Stock at the holder's option, prior to the due date, at an initial conversion price of $1.50 per share. The conversion price was subsequently adjusted to $1.00 per share upon the issuance of the Series A Convertible Preferred Stock. The Company recorded a beneficial conversion charge of $910,000 which represents the lesser of the proceeds or beneficial conversion feature of $2.0 million. The beneficial conversion was calculated as the difference between the conversion price and the Company's Common Stock market price at the date the note proceeds were received. The beneficial conversion charge is amortized over the one year life of the notes, resulting in interest expense of $659,167 for the year ended December 31, 2004.

        On September 30, 2004, $740,000 of the principal amount of the Notes plus accrued interest was converted into 12,642 shares of Series B-1 Convertible Preferred Stock. The holders of such notes included the Company's Chairman and Chief Executive Officer, a member of the Company's Board of Directors and MedCap. On November 16, 2004, $120,000 of the principal amount of the Notes plus accrued interest was repaid. The remaining $50,000 of the Notes was due on March 7, 2005. This $50,000 note was extended in March 2005 to be repaid with principal and interest payments on June 2, 2005, September 2, 2005, December 2, 2005 and March 2, 2006. At December 31, 2005, the outstanding balance of the Note was $12,500.

Note 12. Notes Payable to Sellers

        As partial consideration for the acquisition of New Age Staffing, Inc. on September 22, 2003, the Company issued a note to the sellers with the principal amount of $1,385,000 which was payable in equal installments of $65,952, beginning January 31, 2004, for 21 months plus interest at 4%. Remaining amounts due on the note were converted to stock as discussed below.

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

        Four notes to the sellers of Care Pros Staffing, Inc. totaling $275,000 are payable in monthly installments over one year from August 13, 2004 and bear interest at the rate of 5% per year. These notes were paid in full during 2005.

        As partial consideration for the acquisition of TravMed USA, Inc. on March 29, 2005, the Company issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. The notes are three-year convertible notes bearing interest at 7.75%. Monthly interest payments are required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt. Since October 31, 2005, the Company has not made debt service payments required by terms of these notes payable to sellers since claims have been asserted against the sellers of TravMed for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief Accordingly, the Company received a notice of default in early November 2005 and the due date of the notes has been accelerated such that the entire balance of the notes payable to sellers is due. The Company has six months to cure the default. If cured, payment due dates revert back to the original non-accelerated terms. The default under the notes payable to sellers triggers defaults under the Loan and Term Loan discussed in Notes 8 and 9. Also, as a result of this default, Bridge Healthcare Finance, LLC has an option to discontinue making revolving credit loans to the Company on receivables of TravMed. Bridge Healthcare Finance, LLC waived their right to exercise this option during 2005. Because of the uncertainty surrounding repayment of these notes, the Company has classified all of the balance as a current liability on the accompanying balance sheet.

Note 13. Long Term Bonus Payable

        On December 16, 2003, the Board of Directors granted the Chief Executive Officer two cash bonuses in the amount of $540,000 each with initial terms of December 31, 2006 and January 4, 2007. Terms of the bonuses were revised in 2005 to extend payment dates to December 31, 2008 and January 4, 2009. The present value of these bonuses has been recorded at the Company's estimated incremental cost of borrowing of 10%, and the resulting reduction of $176,545 in the present value of the obligation on the date the extensions were agreed to during 2005 was recorded as a reduction of selling, general and administrative expenses in the accompanying statement of operations for 2005.

Note 14. Convertible Preferred Stock

Convertible Preferred Stock Issued and Outstanding

        The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. The holders of the convertible preferred stock have the right to require the Company to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside the control of the Company. Thus, convertible preferred stock is carried outside of permanent equity in the mezzanine section of the Company's balance sheet. At December 31, 2005 and 2004 there are shares issued and outstanding consisting of the following:

	December 31, 2005		December 31, 2004
	Shares Issued	Shares Outstanding	Shares Issued	Shares Outstanding
Series A Convertible Preferred Stock	—	—	—	—
Series B Convertible Preferred Stock	—	—	3,750,000	3,750,000
Series B-1 Convertible Preferred Stock	—	—	97,582	93,043
Series C Convertible Preferred Stock	183,028	183,028	52,501	52,501

        The conversion price of all Convertible Preferred Stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then-effective conversion price.

        All Convertible Preferred Shares issued and outstanding are convertible currently at the option of the holder. The Company has evaluated the potential effect of any beneficial conversion terms related to convertible instruments. As a result, the convertible instruments may have a carrying amount that differs significantly from its redemption amount. In such cases, the difference between the carrying amount and the redemption amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature and deducted as a deemed dividend in determining net loss attributable to common stockholders. The table below summarizes the redemption requirements and beneficial conversion of the Convertible Preferred Shares outstanding at December 31, 2005:

Shares of Convertible Preferred Stock	Shares Outstanding	Carrying Amount	Common Shares Issuable Upon Conversion	Beneficial Conversion Recorded at Issuance
C	183,028	$10,020,048	18,302,800	$1,070,510

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

        On December 17, 2003, the Company issued an aggregate of 1,750,000 shares of Series A at a per share price of $1.00 to two investors, which included MedCap Partners L.P. The Company recorded a deemed dividend due to the beneficial conversion price of $1,750,000 which represents the lesser of the proceeds or the beneficial conversion feature of $5.2 million.

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

        The Series A dividend amount was adjusted to .04167 shares of Common Stock as a result of (i) the issuance of shares of Series B Convertible Preferred Stock on June 16, 2004 at a price per share of $2.00, and (ii) the reverse stock split effected by the Company as of the close of business on June 28, 2004.

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

        On September 30, 2004 the Board of Directors declared a dividend and distribution to the Series B holder. The dividend and distribution consisted of quarterly dividends that were payable on

September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 in consideration for early conversion of the Series B into Common Stock. As a result, 114,583 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series B holder. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of $81,218 and quarterly dividends that were payable on March 31, 2005 which had an estimated fair value of $59,375. The dividends were paid through the issuance of 62,500 shares of common stock during March 2005.

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

        On September 30, 2004, the Board of Directors declared a dividend and distribution to the Series B-1 holders. The dividend and distribution consisted of quarterly dividends that were payable on September 30, 2004. Additionally, the Board of Directors declared a distribution equal to the dividends that would have been payable on December 31, 2004, March 31, 2005 and June 30, 2005 in consideration for certain shareholders electing early conversion of the Series B-1 into Common Stock. As a result, 157,203 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series B-1 holders. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of $604,780 and quarterly dividends that were payable on March 31, 2005 which had an estimated fair value of $441,940. The dividends were paid through the issuance of 465,200 shares of common stock during March 2005.

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

        In September, October and November 2004, the Company issued 16,667 Series C shares at $60 per share in connection with the Makewell Agreement discussed below.

        On September 30, 2004, the Board of Directors declared a dividend to the Series C holders. The dividend consisted of quarterly dividends that were payable on September 30, 2004. As a result, 97,325 shares of Common Stock were issued on September 30, 2004 related to the dividend and distribution. On March 22, 2005, the Board of Directors declared a dividend to the Series C holders. The dividend consisted of quarterly dividends that were payable on December 31, 2004 which had an estimated fair value of $341,257 and quarterly dividends that were payable on March 31, 2005 which had an estimated fair value of $249,409. The dividends were paid through the issuance of 262,535 shares of common stock during March 2005.

        On November 8, 2005, the Board of Directors declared a dividend to the Series C holders. The dividend consisted of quarterly dividends that were payable on June 30, 2005 and September 30, 2005. As a result, 915,140 shares of Common Stock were issued in November 2005 which had an estimated fair value of $1,464,224. On March 1, 2006, the Board of Directors declared a dividend to the Series C holders payable on December 31, 2005 which had an estimated fair value of $800,748 and which will be paid through the issuance of 457,570 shares of common stock during March 2006. This amount has been recorded as accrued dividends on convertible preferred stock at December 31, 2005.

Warrants to Purchase Convertible Preferred Stock

        On March 29, 2005, 108,333 Series C warrants were exercised providing proceeds, net of issue costs, of $6,435,687. On May 2, 2005, 22,187 Series C warrants were exercised providing net proceeds of $1,273,496. Dividends accrue on warrants but are payable only upon exercise. Accordingly, dividends declared for the quarters September 30, 2004, December 31, 2004 and March 31, 2005 became payable on the warrants exercised at March 31, 2005, with an estimated fair value of $1,411,464. These dividends were paid in March 2005 through the issuance of 705,732 shares of common stock. Dividends relative to the 22,187 warrants exercised in May 2005 amounted to $200,792 and were paid in the second quarter of 2005 through the issuance of 110,935 shares of common stock.

        As of December 31, 2005, warrants to purchase Convertible Preferred Stock are outstanding as follows:

Series of Convertible Preferred Stock	Warrants	Exercise Price Per share
B-1	6,000	$60
C	124,086	$60

Makewell Agreement

        Pursuant with the Term Loan, in August 2004, MedCap entered into a Makewell Agreement with the lender to provide equity to the Company (in the form of purchases of additional shares of Series C Convertible Preferred Stock and warrants) up to $1.0 million to be issued if the Company failed to meet certain monthly financial targets which did occur and resulted in the purchase of shares and issuance of warrants. The proceeds from the shares issued under the Makewell Agreement were to be used to pay down the balance of the Loan (discussed in Note 8), which allowed the Company additional availability to draw on the Loan.

        In connection with the Makewell Agreement, the Company agreed that for every share of Series C Convertible Preferred Stock purchased by MedCap under the Makewell Agreement, the Company would grant MedCap a warrant to purchase 2.5 shares of Series C Convertible Preferred Stock. For every share over 4,333 shares purchased by MedCap under the Makewell Agreement, the Company would grant MedCap an additional warrant to purchase 10 shares of Series C Convertible Preferred Stock (for a total of 12.5 warrants to purchase Series C for every share over 4,333).

        Pursuant to the Makewell Agreement, the Company issued to MedCap, (i) 3,090 shares of Series C Convertible Preferred Stock (Series C) on September 23, 2004, (ii) 1,250 shares of Series C on October 12, 2004, (iii) 5,000 shares of Series C on October 18, 2004, (iv) 1,417 shares of Series C on October 25, 2004 and (v) 5,910 shares of Series C on November 3, 2004. Such shares of Series C were issued at a cash price per share of $60.00. Each share of Series C is convertible into one hundred shares of the Company's Common Stock (ten shares after the March 31, 2006 reverse stock split). The proceeds were used to reduce the amount outstanding on the revolving line of credit Loan.

        In connection with the Company's issuances of the shares of Series C described above, MedCap, was granted (i) a warrant to purchase 7,725 shares of Series C on September 25, 2004 (ii) a warrant to purchase 65,685 shares of Series C on October 18, 2004, (iii) a warrant to purchase 17,712 shares of Series C on October 25, 2004 and (iv) a warrant to purchase 73,875 shares of Series C on November 3, 2004. Such warrants are exercisable for a period of five years at a price per share of Series C of $60.00. The Company valued the warrants at $805,000 and has accordingly reduced the face value of the Series C Preferred Shares by this amount. The Company recorded a deemed dividend due to the beneficial conversion price of $195,000 which represents the lesser of the value assigned to the Series C and the beneficial conversion of $6.3 million.

        The Makewell Agreement terminated on November 3, 2004 as MedCap has made an aggregate of $1.0 million in contributions under the Makewell Agreement triggered by failure of the Company to meet certain financial targets.

Note 15. Stockholders' Equity

Stock Purchase Agreement

        In connection with an agreement, 250,000 shares of Common Stock were delivered by parties to the agreement, to an escrow agent. These shares will be released from escrow as follows: (i) beginning on July 1, 2004 and continuing on the first day of each month through and including June 1, 2005, the Company, or its assignee, shall pay $31,250 to the escrow agent, and the escrow agent shall cause 10,417 shares to be transferred to the Company or its assignee; and (ii) beginning on July 1, 2005 and continuing on the first day of each month through and including June 1, 2006, the Company, or its assignee, shall pay $46,875 to the escrow agent, and the escrow agent shall cause 10,417 shares to be released to the Company or its assignee. The escrow agent shall distribute funds received from the Company, or its assignee, to the stockholders who are parties to the Stock Purchase Agreement. For July, 2004, through February, 2005, the Company assigned its right to purchase under the Stock Purchase Agreement to an existing shareholder. Neither the Company nor its assignee purchased shares subsequent to February, 2005, and, in accordance with the agreement, the transfer agent was authorized to return all remaining shares to the parties who initially tendered their shares to the escrow agent.

Restricted Common Stock

        On May 31, 2005, the Company granted 3,700,000 shares of restricted stock to four of its officers. The restricted stock has been valued at $6,290,000, which represents the trading value of the stock as quoted on the OTC Bulletin Board on May 31, 2005. All shares of restricted stock vest in five years or earlier in the event the average daily trading volume for the Company's Common Stock reaches specified levels or in certain other circumstances. The $6,290,000 value has been reflected as common stock issued and outstanding with an offsetting amount included in the equity section as deferred stock compensation. The deferred stock compensation amount is being amortized monthly over the five year expected vesting period of the restricted stock grant. The Company President's restricted stock grant of 900,000 shares is subject to forfeiture of 300,000 shares per quarter for the second, third and fourth quarters of 2005 if certain revenue and EBITDA targets are not achieved. The second, third and fourth quarter targets were not achieved, and all 900,000 restricted stock grants were forfeited on December 31, 2005. The remaining grants are not subject to forfeiture except in the event grantee's continuous service is terminated for any reason, other than death or disability prior to the fifth anniversary of the grant date. Non-cash stock based compensation in the accompanying statement of operations for 2005 was $555,331 related to these grants.

Common Stock Issuance

        On December 30, 2005, the Company entered into a Securities Purchase Agreement with MedCap in which the Company issued 3,333,333 shares of Common Stock at a price per share of $.60.

Warrants to Purchase Common Stock

        Pursuant to the Term Loan (see Note 9), the Company agreed to issue Common Stock warrants to the lender, at $3.15 per share, to purchase up to 12% of the total capitalization of the Company as defined in the Term Loan. The Company made its first draw on the facility in the amount of $2,697,802 on August 31, 2004. The Company issued a warrant for 905,775 shares of Common Stock related to the Term Loan. The Company valued the warrant at $810,000 and recorded this as a discount to the debt. The debt will be recorded at face value of $2,697,802 less the discount of $810,000, which is being amortized to interest expense over the three-year life of the Term Loan.

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

        During 2005, the Board granted the issuance of options to purchase 1,410,816 shares of the Company's Common Stock to employees and directors under the 2004 Plan. The exercise price for these options ranged from $1.60 to $2.00, the fair value on the date granted.

        Stock option activity is summarized as follows:

	December 31,
	2005	2004
Outstanding, January 1	4,256,125	3,528,500
Granted	1,410,816	1,460,503
Exercised	—	—
Forfeited	(660,276)	(732,878)

Outstanding, December 31	5,006,665	4,256,125

Exercisable	1,511,494	1,152,019
Available for grant	605,784	750,000
Average exercise price per share:
Outstanding, January 1	$.90	$.42
Granted	1.73	4.13
Exercised	—	—
Forfeited	1.78	3.15
Outstanding, December 31	1.02	.90
Exercisable, December 31	1.21	1.16
Weighted average grant date fair value of options granted during the year	1.23	3.04

        The following table summarizes information about employee stock options outstanding at December 31, 2005:

Options Outstanding
Number outstanding	Weighted average exercise price	Weighted average remaining contractual life
922,426.0003		13.0
2,333,333.30		13.0
88,350	1.60	9.6
563,400	1.70	9.4
126,416	2.00	9.8
272,741	2.88	8.0
650,000	3.10	8.6
49,999	5.10	8.4

5,006,665

Common Shares Reserved

        The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 2005:

Employee stock options:
Options granted	5,006,665
Shares reserved for future option grants	605,784
Shares reserved for nurse stock grants	50,000
Stock purchase warrants and convertible preferred stock:
Term loan	905,775
Series C convertible preferred stock and warrants related to Series B-1 and Series C Preferred Stock	31,311,400

Total	37,879,624

Note 16. Commitments and Contingencies

Commitment to Issue Additional Common Stock Warrants

        In accordance with the terms of the Term Loan (see Note 9), the Company agreed to issue warrants to purchase Common Shares to the lender up to 12% of the Company's overall capitalization at a price of $3.15 per share. On August 31, 2004, the Company issued a warrant for 905,775 Common Shares in connection with the first borrowing on the credit facility. If borrowing were to continue up to the maximum of $10,000,000, the Company would have to issue an additional 2,451,605 warrants to purchase Common Shares.

Employment Agreement

        The Company has entered into an Employment Agreement with James D. Durham, Chairman and Chief Executive Officer. Pursuant to the Employment Agreement, as amended to date, Mr. Durham is to receive a base salary of $320,000 for calendar year 2004, subject to adjustment each calendar year thereafter by the Board of Directors (Mr Durham's salary continued to be $320,000 during calendar year 2005). In the event that Mr. Durham becomes subject to an "involuntary termination," he is to receive severance pay in one lump sum within thirty (30) days of the date of such involuntary termination in an aggregate amount equal to two times his then-current rate of base salary. In addition, for a period of twenty-four months, Mr. Durham would also be provided with life, health and disability plan benefits.

        In addition, under the Employment Agreement, in the event that, during the term of the Employment Agreement, the Company closes a sale transaction which constitutes a change in control, Mr. Durham will be entitled to receive a bonus in the amount of one and one-half percent (1 1/2%) of the total consideration actually paid to the Company's stockholders in connection therewith.

        Mr. Durham has also been granted bonuses, as amended to date, and described in Note 13.

Operating Leases

        The Company's operating leases relate mainly to office space rented for staffing administration purposes in the locations the Company serves as well as the corporate headquarters in Dallas, Texas.

        Minimum lease payments are as follows at December 31:

Year	Minimum Lease Payments
2006	$403,622
2007	343,710
2008	287,347
2009	232,394
2010	105,477
Thereafter	46,761

Total	$1,419,311

        Lease expense totaled $475,359 in 2005 and $343,427 in 2004.

Stock issuance

        A liability has been recorded at December 31, 2005 for the issuance of 50,000 shares of common stock to be distributed to certain nurses in 2006. The liability at December 31, 2005 related to this commitment was $108,000 based on the fair market value of the common stock at December 31, 2005.

Indemnification

        Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005. The Company carries appropriate levels of Directors and Officers insurance to minimize the risk of claims that could arise from litigation.

        The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

Litigation

        On January 27, 2006, the Company filed suit against the sellers of TravMed USA, Inc. asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of the acquisition agreement. Management is seeking to recover damages by eliminating amounts due under notes payable to sellers discussed in Note 12.

        On January 31, 2006, the Company filed suit against the sellers of Arizona Home Health/Private Duty, Inc. asserting claims for fraud, indemnity, and declaratory relief arising out of the acquisition agreement. On February 23, 2006, the sellers filed a counter suit.

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

Note 17. Related Party Transactions

        On September 2, 2003, the Company issued $675,000 in principal amount of Convertible Subordinated Promissory Notes (the "Notes") to six investors. The Company issued additional Notes in the principal amounts of $25,000 and $120,000 on September 29 and October 16, 2003, respectively. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full one year following the issuance date of each such Note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments. Three of the investors included Joseph M. DeLuca, Robert P. Oliver and James D. Durham. Messrs. DeLuca and Oliver are current members of the Company's board of directors and its audit committee. Each of them purchased, together with an affiliate of Mr. DeLuca's, Notes in the aggregate principal amount of $125,000. James D. Durham, a member of the Company's board of directors and its Chairman and Chief Executive Officer, purchased a Note in the principal amount of $50,000. At December 31, 2005, $12,500 of the Notes remain outstanding.

Note 18. Employee Benefits

        The Company has maintained the established 401(k) plans of Baker, Anderson, Christie, Inc., PSR Nurses, Ltd., TravMed USA Inc. and Health Industry Professionals, LLC. The Baker, Anderson, Christie, Inc. plan is maintained only for those who were participating on the acquisition date of August 7, 2003. The plan allows for voluntary contribution of up to the maximum dollar amount allowable by the Internal Revenue Service or $14,000 in 2005. Any matching contribution is discretionary and none were made during 2005 or 2004. All other employees are eligible to participant in the PSR Nurses, Ltd. Plan, the TravMed USA Inc. plan or the Health Industry Professionals, LLC plan once they have completed one year or 1,000 hours of service. Participants may contribute from 1% to 20% of pretax annual compensation, as defined in the Plan with a maximum deferral determined annually by the Internal Revenue Service. The maximum dollar limit allowable in 2005 was $14,000. The Company may contribute discretionary matching contributions and none were made during 2005 or 2004. The Company is considering plans to consolidate all existing 401(k) plans into one Company 401(k) plan.

Note 19. Supplemental Disclosure to the Cash Flow Statement

	Year ended December 31,
	2005	2004
Supplemental cash flow disclosures:
Cash paid for interest	$1,244,063	$1,068,476
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Conversion of debt into common stock	—	126,548
Conversion of debt into preferred stock	—	29,825,860
Conversion of preferred stock into common stock	30,873,400	3,495,005
Issuance of the following in connection with acquisitions:
Common stock issued	3,098,337	690,000
Revolving credit line assumed	941,390	—
Notes payable issued	3,215,490	275,000
Common stock issued as payment of preferred stock dividends	4,854,457	2,608,445
Comon stock issued associated with working capital loans from majority stockholder	174,722	—
Common stock issued to settle liabilities	130,951	—
Common stock warrants	—	810,000
Restricted stock issued to officers, net	4,760,000	—

Note 20. Subsequent Events

        In 2005, the Company asserted a claim against a seller of one of the Company's 2003 acquisitions. In January 2006, the Company and the seller settled with the seller returning 591,496 shares of the Company's stock that had been issued in connection with the acquisition. The Company will report a gain on this settlement of $1,065,000 representing the fair value of the stock returned on the date of the settlement.

        In January 2006, the Company completed a private placement totaling $4 million. The first phase was completed on December 30, 2005 and consisted of $2 million, or 3,333,333 shares of common stock (discussed in Note 15) and the second phase consisted of $2 million of 8% convertible debentures. The convertible debentures have a term of 3 years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at the Company's option. The debentures are convertible into common stock at a price of $.60 per share. The sale of convertible debentures included common stock warrant coverage allowing debenture holders to exercise warrants to purchase 5,000,000 common shares. Warrants to purchase 1,666,667 common shares have a 5 year term and an exercise price of $.75 per share. Warrants to purchase 3,333,333 common shares expire on June 14, 2006 and have an exercise price of $.60 per share. The Company was obligated to register the shares (including the shares issuable upon conversion of the debentures and exercise of the warrants) for resale on a registration statement. The Company has used the proceeds from the private placement for working capital and the retirement of 50% of its outstanding $2.7 million Term Loan (discussed in Note 9) as well as retirement of the $600,000 over-advance facility (discussed in Note 8).

        In the first quarter of 2006 the Company completed further equity financings with MedCap for $1,150,000 at per share prices ranging from $.60 to $.80. The proceeds were used for working capital purposes.