Form 10KSB/A
period 2005-12-31
CRDENTIA CORP
filed 2006-04-28
CIK 1073857

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)
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

5001 LBJ Freeway, Suite 850, Dallas, Texas 75244
(Address of Principal Executive Offices) (Zip Code)

(972) 850-0780
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of class:	Name of each exchange on which registered:
Common Stock, $.0001 par value	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 for the Exchange Act).    Yes ☐ No ☒

Registrant had revenues for its most recent fiscal year of $32,713,886.

Indicate the number of shares outstanding of each issuer's classes of Common Stock, as of the latest practicable date. At April 4, 2006, 14,078,523 shares of Common Stock, $.0001 par value, were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on April 4, 2006, was $7,739,225.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

EXPLANATORY NOTE:

        The undersigned registrant hereby amends Items 9, 10, 11, 12 and 14 of Part III of its Annual Report for the fiscal year ended December 31, 2005 on From 10-KSB as set forth in the pages attached hereto.

        This Form 10-KSB/A does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-KSB/A in any way.

i

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Executive Officers, Directors, and Key Employees

        The following are our executive officers and directors and their respective ages and positions as of April 4, 2006:

Name	Age	Position
James D. Durham	59	Director, Chief Executive Officer and Chairman of the Board
James J. TerBeest	59	Chief Financial Officer
Thomas F. Herman	65	Director
Robert J. Kenneth	69	Director
William J. Nydam	56	Director
C. Fred Toney	40	Director

        The following is a brief description of the business background of each of the named executive officers and directors of the Company:

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

James J. TerBeest

        Mr. TerBeest has served as our Chief Financial Officer since November 2004. Mr. TerBeest served in public accounting in the audit department of Ernst & Young for 23 years. The last nine years of his tenure with Ernst & Young was as a partner supervising large national and international audit clients. From January 1993 until November 2004 Mr. TerBeest served as Chief Financial Officer for companies in the health care and home improvement industries. Mr. TerBeest has been a partner in a small CPA firm that he co-founded in 2000. He has also functioned as a contract CFO from time to time over the past 11 years. Mr. TerBeest graduated from the University of Wisconsin—Whitewater with a B.S. degree in accounting. He has been a Certified Public Accountant since 1973. He is a member of the American Institute of Certified Public Accountants and several state societies.

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

William J. Nydam Director since 2006

        Mr. Nydam has served as a member of our Board of Directors since April 2006. Since March 2003, Mr. Nydam has served as president and chief operating officer of Endocare, Inc., a publicly-traded medical device company. Mr. Nydam also currently is a board member and the chairman of the audit committee of iVOW, Inc. Prior to joining Endocare, Inc., Mr. Nydam was president and chief executive officer of Pulse Metric, Inc., a cardiovascular device company, from September 2001 to December 2002. Mr. Nydam previously served as senior vice president for Science Applications International Corporation, an employee-owned research and engineering firm, from September 1999 to August 2001. Prior to that time, Mr. Nydam worked for Premier, Inc., a national alliance of healthcare providers, where he served as executive vice president from April 1996 to August 1999, chief operating officer from May 1992 to March 1996 and senior vice president and chief financial officer from January 1986 to April 1992. Mr. Nydam holds a B.S. degree in accounting and an M.B.A. from the University of California at Berkeley and he is a certified public accountant.

C. Fred Toney Director since 2003

        Mr. Toney has served as a member of our Board of Directors since December 2003. Since December 2001, Mr. Toney has served as a managing member of MedCap Management & Research, LLC, the general partner of MedCap Partners, L.P. and MedCap Partners Offshore, Ltd. MedCap Management & Research LLC is an investment advisory firm specializing in healthcare, life sciences and medical technology and devices. From February 2001 to November 2001, Mr. Toney served as President and Chief Executive Officer, and from July 1999 to February 2001 as Executive Vice President and Chief Financial Officer of HealthCentral.com, Inc., a provider of healthcare e-commerce to consumers, through the sale of its five primary operating divisions. Mr. Toney previously served as senior managing partner, director of research and research analyst at Pacific Growth Equities, Inc., an investment banking and institutional brokerage firm. Mr. Toney has also served as research analyst or associate at Volpe, Welty & Company, an investment banking firm; RCM Capital Management, an investment management firm; Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking and institutional brokerage firm; and Phamavite Pharmaceuticals Corporation, a pharmaceutical manufacturing firm. Mr. Toney received a Bachelor of Arts degree in economics and English from the University of California at Davis.

Executive Officers and Directors

        Currently, all of our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our officers are elected and serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.

Board Committees and Meetings

        Our Board of Directors held 16 meetings and acted by written consent three times during our fiscal year ended December 31, 2005. Our Board of Directors has an audit committee and a compensation committee. Each director attended 75% or more of the aggregate of (i) the total number of meetings of our Board of Directors (held during the period for which such person was a director) and (ii) the total number of meetings held by all committees of our Board of Directors on which the director served (during the periods that he served).

        Although the Board of Directors does not have a formal policy regarding attendance by members of the Board of Directors at the Annual Meeting, it encourages directors to attend. Each of our then-current directors attended the 2005 Annual Meeting of Stockholders.

        Our compensation committee currently consists of two directors, Mr. Kenneth, who serves as chairman of the committee, and Mr. Herman, and is primarily responsible for reviewing and approving our general compensation policies and setting compensation levels for our executive officers. The committee held six meetings during our 2005 fiscal year.

        Our audit committee currently consists of two directors, Mr. Nydam, who serves as chairman of the committee, and Mr. Herman. Each of the members of the audit committee is independent as defined pursuant to Rule 4200 of the National Association of Securities' Dealers listing standards and as required by applicable law and the SEC. Our Board of Directors has designated Mr. Herman as the audit committee's financial expert.

        The audit committee generally meets at least quarterly to review our financial statements and to perform its other functions. The audit committee held nine meetings during our 2005 fiscal year.

        Given our limited operating history, our Board of Directors has not yet formed a nominating committee for the election of directors. Currently, our full Board of Directors designates nominees for election to the Board of Directors at each Annual Meeting of Stockholders.

        The Board of Directors has not adopted a formal policy concerning stockholder recommendations regarding the election of directors. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. Although our Board of Directors has historically designated nominees for election, the Board of Directors will consider nominations submitted by our stockholders, and our Bylaws contain provisions which address the process by which a stockholder may nominate an individual to stand for election to the Board of Directors at the Annual Meeting. To date, the Board of Directors has not received any recommendations from stockholders requesting that it consider a candidate for inclusion among the slate of nominees in the Proxy Statement.

        In evaluating director nominees, the Board of Directors considers a number of factors, including the appropriate size of the Board of Directors; the knowledge, skills and experience of nominees, including experience in business, finance, administration or healthcare in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board of Directors; experience with accounting rules and practices; and the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members. The Board of Directors' goal is to assemble a Board of Directors that brings a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board of Directors also considers candidates with appropriate non-business backgrounds. Other than the foregoing there are no stated minimum criteria for director nominees, although the Board of Directors and any nominating committee may also consider such other factors as it may deem are in the best interests of the Company and its stockholders.

        The Board of Directors identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Board of Directors then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board of Directors are polled for suggestions as to individuals meeting the desired criteria. Research may also be performed to identify qualified individuals. To date, the Board of Directors has not engaged third parties to identify or evaluate or assist in identifying potential nominees, although it reserves the right in the future to retain a third party search firm, if necessary.

        Historically, we have not adopted a formal process for stockholder communications with the Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.

Code of Ethics

        The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

        Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except that (i) James D. Durham made one late filing with respect to a transaction in March 2005, (ii) MedCap Partners LP made a late filing with respect to a transaction in December 2005; (iii) MedCap Partners LP made a late filing with respect to a transaction in November 2005; (iv) MedCap Partners LP made a late filing with respect to a transaction in March 2005; (vi) C. Fred Toney made a late filing with respect to a transaction in December 2005; (vii) C. Fred Toney made a late filing with respect to a transaction in November 2005; and (viii) C. Fred Toney made a late filing with respect to a transaction in March 2005.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table summarizes the compensation paid to or earned by our Chief Executive Officer, our former President and our Chief Financial Officer and Secretary. We refer to our Chief Executive Officer and these other executive officers as our "named executive officers" in this Prospectus.

Summary Compensation Table

						Long-Term Compensation Award
		Annual Compensation
Name and Principal Position						Restricted Stock Award(s)		Securities Underlying Options/SARs	All Other Compensation
	Year	Salary			Bonus
James D. Durham Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	320,000 316,103 200,000		— — —	200,000 — —		— 43,333 233,333	— — —
Pamela G. Atherton(l) Former President	2005 2004 2003	$ $ $	175,000 175,000 71,934	(3)	— — —	90,000 — —	(2)	— 21,666 20,607	— — —
James J. TerBeest Chief Financial Officer and Secretary	2005 2004	$ $	175,000 20,192	(4)	— —	50,000 —		— —	— —

(1)
Ms. Atherton resigned effective January 7, 2006.

(2)
All 90,000 shares were to vest upon the achievement of certain performance targets. Those targets were not achieved as of December 31, 2005 and therefore the restricted stock has been forfeited.

(3)
Ms. Atherton did not begin to receive salary from us until August 2003.

(4)
Mr. TerBeest began employment in November 2004.

Option Grants in Last Fiscal Year

        The Company did not grant any stock options made to the named executive officers during the fiscal year ended December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth certain information, with respect to the named executive officers, concerning the exercise of options during our fiscal year ended December 31, 2005 and unexercised options held by them at the end of that fiscal year. No stock appreciation rights were exercised by the named executive officers during such fiscal year, and no stock appreciation rights were held by them at the end of such fiscal year.

			Number of Shares Underlying Unexercised Options as of December 31, 2005		Value of Unexercised In-the-Money Options as of December 31, 2005(1)
	Number of Shares Acquired on Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
James D. Durham	—	—	135,575	233,333	$2,304,775	$3,966,661
Pamela G. Atherton	—	—	42,742	—	$—	—
James J. TerBeest	—	—	—	—	—	—

(1)
Based on the market price of $17.00 per share, which was the average of the high and low bid prices per share of our common stock on the OTC Bulletin Board on the last day our common stock was traded during the fiscal year ended December 31, 2005, less the exercise price payable upon exercise of such options.

Compensation of Directors

        Non-employee directors receive an annual payment of $50,000, payable quarterly, for their service as members of the Board of Directors, including attending meetings of the Board of Directors. Members of the audit committee receive an annual payment of $55,000, payable quarterly, for their service as members of the audit committee. The chairman of the audit committee receives an annual payment of $62,500, payable quarterly, for his service. All directors are reimbursed for reasonable expenses incurred in connection with serving as a director. The directors have agreed that the cash compensation payable to the directors shall be accrued indefinitely (but not forgiven) and not paid until such time as the board determines that the Company has sufficient cash flow; provided that Mr. Toney has waived the accrual of any cash compensation with respect to himself.

        In addition, non-employee directors are issued 3,333 shares of common stock (or options to purchase such shares) upon their election to our Board of Directors. Such non-employee directors are thereafter issued 833 shares of common stock (or options to purchase such shares) in each of the next two years of their three year term, except for the chairman of the audit committee, who receives an aggregate of 1,666 shares of common stock (or options to purchase such shares) in each of the next two years. Each such grant will have a purchase price or exercise price per share equal to the fair market value per share of our common stock on the date of such grant.

Compensation Committee Interlocks And Insider Participation

        There were no interlocking relationships between us and other entities that might affect the determination of the compensation of our directors and executive officers.

Employment Contracts, Severance Agreements and Change of Control Arrangements

  Employment Agreement with James D. Durham

        We have entered into an Employment Agreement with James D. Durham, our Chairman and Chief Executive Officer. Pursuant to the Employment Agreement, as amended to date, we have agreed to pay Mr. Durham a base salary $320,000 for the 2004 calendar year, subject to adjustment each calendar year thereafter by the Board of Directors. In the event that Mr. Durham becomes subject to an "Involuntary Termination," we have agreed to pay severance to Mr. Durham in one lump sum within thirty (30) days of the date of such Involuntary Termination in an aggregate amount equal to two times his then-current rate of base salary. In addition, for a period of twenty-four months, Mr. Durham would also be provided with life, health and disability plan benefits.

        As used in the Employment Agreement, the term "Involuntary Termination" means the termination of Mr. Durham's employment with us involuntarily upon his discharge, dismissal or our failure to renew the Employment Agreement. In addition, the term "Involuntary Termination" also means his termination, voluntarily or involuntarily, provided such termination occurs in connection with (i) a change in his position with us or any successor which materially reduces his level of responsibility or changes his title from Chairman and Chief Executive Officer, (ii) a reduction in his level of compensation, (iii) a relocation of his principal place of employment by more than forty-five (45) miles without his written consent, (iv) our failure to qualify for trading on the OTC Bulletin Board within ninety (90) days of the date of the Employment Agreement or to continuously be listed for trading on the OTC Bulletin Board or another national securities exchange at all times thereafter, or (v) the commencement of any action, arbitration, audit, hearing, investigation, litigation or suit conducted or heard by or before, or otherwise involving, the SEC, the National Association of Securities Dealers or any other federal or state governmental body which has a material adverse effect on the price at which our securities trade and is not principally attributable to his actions or omissions.

        Under the Employment Agreement, if Mr. Durham receives the benefit of any payment or distribution of any type from the Company, any of its affiliates, any person who acquires ownership or effective control of the Company or ownership of a substantial portion of the Company's assets (within the meaning of Section 280G of the Code and the regulations thereunder) or any affiliate of such person, pursuant to the terms of the Employment Agreement or otherwise (the "Total Payments"), that is subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax (collectively, the "Excise Tax"), then Mr. Durham will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Mr. Durham of all taxes imposed upon the Gross-Up Payment, including any Excise Tax, Mr. Durham will retain an amount of the Gross-Up Payment equal to the Excise Tax imposed on the Total Payments.

        In addition, under the Employment Agreement, in the event that, during the term of the Employment Agreement, the Company closes a sale transaction which constitutes a "Change in Control" thereunder (such transaction, a "Corporate Transaction"), Mr. Durham will be entitled to receive a bonus in the amount of one and one-half percent (1 1/2%) of the Total Consideration actually paid to the Company's stockholders in connection therewith. As used therein, the term "Total Consideration" means the aggregate consideration actually paid to the stockholders of the Company in respect of capital stock of the Company owned by such stockholders and will not include "earn-out", escrow, hold back or similar contingent payments unless and until such amounts are actually paid to the stockholders of the Company. Such payment(s) will be made at the same time(s) and in the same form and combination (whether in cash, securities or other property) as the form and combination in which the Total Consideration is paid to the stockholders in respect of their ownership of the Company's capital stock.

  Option Grant to James D. Durham

        Mr. Durham was granted an option to purchase 86,666 shares of common stock, at a price per share of $31.00, on August 3, 2004. This option is exercisable with respect to 43,333 shares and, due to the failure to satisfy certain vesting provisions, the option terminated with respect to the remaining 43,333 shares on December 31, 2004. This option terminates in full on August 2, 2014 and is exercisable for a period of three (3) months following the termination of Mr. Durham's employment or service to Crdentia, provided that the option may be exercised for a period of twelve (12) months following the termination of Mr. Durham's employment or service to Crdentia as a result of Mr. Durham's disability or death.

  Restricted Stock Bonus Agreement with James D. Durham

        We entered into a Restricted Stock Bonus Agreement with Mr. Durham dated May 31, 2005. Pursuant to the agreement, we issued Mr. Durham 200,000 shares of our common stock with an aggregate fair market value of $3,400,000. The shares of restricted stock vest in accordance with the following schedule: In the event that the average daily trading volume for our common stock over any consecutive thirty (30) day period equals or exceeds 10,000 shares (the "Trading Volume Goal"), one fortieth (1/40) of the shares shall vest on Wednesday of each week following the achievement of the Trading Volume Goal for a period of forty (40) weeks until the shares are fully vested. In the event of a "Corporate Transaction" (as defined in the agreement), the shares shall immediately become fully vested if, within five years after the Corporation Transaction, Mr. Durham's service is terminated by the successor company, the Company or a related entity without "Cause" or voluntarily by Mr. Durham with "Good Reason."

        For purposes of the agreement, Mr. Durham may be terminated for "Cause" in the event of Mr. Durham's: (i) performance of any act or failure to perform any act in bad faith and to the detriment of the Company or related entity; (ii) dishonesty, intentional misconduct or material breach of any agreement with the Company or a related entity; or (iii) commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person. Mr. Durham may voluntarily terminate his services for "Good Reason" for: (i) any reduction in his base salary to a level below that in effect at any time within the preceding six (6) months; or (ii) being required to be based at any place outside a 45-mile radius from his job location, except for reasonably required business travel.

  Restricted Stock Bonus Agreement with James D. Durham

        We entered into a Restricted Stock Bonus Agreement with Mr. Durham dated effective March 24, 2006. Pursuant to the agreement, we issued Mr. Durham 150,000 shares of our common stock with an aggregate fair market value of $675,000. The shares of restricted stock vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter. In the event of a "Corporate Transaction" (as defined in the agreement), the shares shall immediately become fully vested if, within five years after the Corporation Transaction, Mr. Durham's service is terminated by the successor company, the Company or a related entity without "Cause" or voluntarily by Mr. Durham with "Good Reason."

        For purposes of the agreement, Mr. Durham may be terminated for "Cause" in the event of Mr. Durham's: (i) performance of any act or failure to perform any act in bad faith and to the detriment of the Company or related entity; (ii) dishonesty, intentional misconduct or material breach of any agreement with the Company or a related entity; or (iii) commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person. Mr. Durham may voluntarily terminate his services for "Good Reason" for: (i) any reduction in his base salary to a level below that in effect at any time within the preceding six (6) months; or (ii) being required to be based at any place outside a 45-mile radius from his job location, except for reasonably required business travel.

  Bonus and Other Agreement with James D. Durham

        On December 31, 2003, we entered into a Bonus and Other Agreement with Mr. Durham, pursuant to which we agreed, among other things, to pay to Mr. Durham cash bonuses in the amount of $540,000 on each of December 31, 2006 and January 4, 2007. On November 17, 2005 we entered into an Amendment to Bonus and Other Agreement with Mr. Durham, pursuant to which the Bonus and Other Agreement was amended to provide that we will pay to Mr. Durham cash bonuses in the amount of $540,000 on each of December 31, 2008 and January 4, 2009.

  Employment Agreement with Pamela G. Atherton

        We entered into an Executive Employment Agreement with Ms. Atherton dated December 22, 2003. Pursuant to the agreement, we agreed to pay Ms. Atherton a base salary at the rate of $175,000 per year, which salary will be reviewed from time to time in accordance with our procedures for adjusting salaries for similarly situated employees and may be adjusted in our sole discretion. In addition, we agreed to issue to Ms. Atherton one or more options to purchase a number of shares of our common stock equal to 5.209% of that aggregate number of shares of our common stock issued or issuable in connection with any acquisitions that we completed on or prior to August 7, 2004. Any such option(s) shall have an exercise price equal to the then current fair market value of our common stock on the date of the issuance of such option(s), as determined in good faith by our Board of Directors.

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

        Ms. Atherton's employment was terminated on January 7, 2006. In connection with such termination, we entered into the Separation Agreement and General Release of Claims described below.

  Restricted Stock Issuance Agreement with Pamela G. Atherton

        We entered into a Restricted Stock Issuance Agreement with Ms. Atherton dated November 1, 2002, pursuant to which we issued her 13,310 shares of our common stock at a purchase price of approximately $2.01 per share. Ms. Atherton vests in such shares of common stock over a four year period, pursuant to which she vested in 25% of the shares of common stock on November 1, 2002 and thereafter vests in the remaining shares in equal installments over the thirty-six months beginning one year after the grant. In the event that Ms. Atherton is subject to an "Involuntary Termination" within 18 months of our acquisition, she will immediately accelerate vesting in the remaining shares of common stock. As defined in the agreement, an "Involuntary Termination" shall mean the termination of Ms. Atherton's service which occurs by reason of her involuntary dismissal or discharge for reasons other than "Misconduct," or her voluntary resignation following a reduction in her level of compensation (including base salary, fringe benefits) by more than 15% or a relocation of her place of employment by more than fifty miles without her consent. "Misconduct" means the commission of any act of fraud, embezzlement or dishonesty, any unauthorized use or disclosure of confidential information or trade secrets or any other intentional misconduct adversely affecting our business or affairs.

        Pursuant to the Separation Agreement described below, we have agreed to allow Ms. Atherton to continue vesting under the Restricted Stock Issuance Agreement for a one year period beginning on January 7, 2006.

  Option Grants to Pamela G. Atherton

        On December 22, 2003, we issued Ms. Atherton an option to purchase up to 20,607 shares of our common stock at an exercise price of $28.80 per share. Ms. Atherton vested in 100% of the shares subject to option on the date of the grant.

        Ms. Atherton was granted an option to purchase 43,333 shares of common stock, at a price per share of $31.00, on August 3, 2004. This option is exercisable with respect to 21,666 shares and, due to the failure to satisfy certain vesting provisions, the option terminated with respect to the remaining 21,666 shares on December 31, 2004. This option terminates in full on August 2, 2014 and is exercisable for a period of three (3) months following the termination of Ms. Atherton's employment or service to Crdentia, provided that the option may be exercised for a period of twelve (12) months following the termination of Ms. Atherton's employment or service to Crdentia as a result of Ms. Atherton's disability or death.

        Pursuant to the Separation Agreement described below, we have agreed to allow Ms. Atherton to continue vesting in her option grants for a one year period beginning on January 7, 2006.

  Restricted Stock Bonus Agreement with Pamela G. Atherton

        We entered into a Restricted Stock Bonus Agreement with Ms. Atherton dated May 31, 2005. Pursuant to the agreement, we issued Ms. Atherton 90,000 shares of our common stock with an aggregate fair market value of $1,530,000. The shares of restricted stock vest in accordance with the following schedule: In the event that the average daily trading volume for our common stock over any consecutive thirty (30) day period equals or exceeds 10,000 shares (the "Trading Volume Goal"), one fortieth (1/40) of the shares shall vest on Wednesday of each week following the achievement of the Trading Volume Goal for a period of forty (40) weeks until the shares are fully vested. In the event of a "Corporate Transaction" (as defined in the agreement), the shares not subject to a Clawback shall immediately become fully vested if within five years after the Corporation Transaction Ms. Atherton's service is terminated by the successor company, the Company or a related entity without "Cause" or voluntarily by Ms. Atherton with "Good Reason."

        For purposes of the agreement, Ms. Atherton may be terminated for "Cause" in the event of Ms. Atherton's: (i) performance of any act or failure to perform any act in bad faith and to the detriment of the Company or related entity; (ii) dishonesty, intentional misconduct or material breach of any agreement with the Company or a related entity; or (iii) commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person. Ms. Atherton may voluntarily terminate her services for "Good Reason" for: (i) any reduction in her base salary to a level below that in effect at any time within the preceding six (6) months; or (ii) being required to be based at any place outside a 45-mile radius from his job location, except for reasonably required business travel.

        The shares of Ms. Atherton's restricted stock are also subject to a clawback provision. Subject to Ms. Atherton's continuous service and other limitations set forth in the Notice of Restricted Stock Bonus Award and the Restricted Stock Bonus Agreement, Ms. Atherton will forfeit 30,000 of the shares granted on each of June 30th, September 30th, and December 31st of 2005, unless we have achieved certain amounts of both revenue and earnings before interest, taxes, depreciation and amortization (and excluding stock compensation expense) during the three months ending on such dates.

        Pursuant to the Separation Agreement describe below, Ms. Atherton agreed to forfeit her rights to the shares of restricted stock granted pursuant to the Restricted Stock Bonus Agreement.

  Separation Agreement and General Release of Claims with Pamela G. Atherton

        On January 7, 2006, we executed a Separation Agreement and a General Release of Claims with Pamela G. Atherton, our former President. The Separation Agreement provides Ms. Atherton with certain benefits in exchange for, among other things, her providing us with consulting services for a one year period (the "Severance Period") and executing a several release of claims. Pursuant to the terms of the Separation Agreement, we agreed to continue to pay Ms. Atherton her current base salary of $175,000 per year during the Severance Period. In addition, we agreed to allow Ms. Atherton to continue to vest, during the Severance Period, (i) the options she holds to purchase 42,274 shares of our common stock and (ii) 13,331 restricted shares she holds. Unvested options remaining at the end of the Severance Period shall accelerate and vest in full.

  Employment Agreement with James J. TerBeest

        We entered into an Executive Employment Agreement with James J. TerBeest, our Chief Financial Officer, pursuant to which Mr. TerBeest will receive $175,000 in salary for his service to the Company. In addition, pursuant to the arrangement, we agreed to issue Mr. TerBeest a restricted stock bonus of 50,000 shares of our common stock, the principal terms of which are discussed below. In the event that we terminate Mr. TerBeest's employment at any time without "Cause" (as defined in the agreement), he will be eligible to receive a severance payment equal to (i) six (6) months of his base salary plus (ii) one (1) month of his base salary for each month of employment beginning on January 1, 2005 in excess of six (6) months but not to exceed twelve (12) months.

        For purposes of the employment agreement, we may terminate Mr. TerBeest for "Cause" in the event that he (i) is indicted for or charged with a crime involving dishonesty, breach of trust, or physical harm to any person (except for misdemeanor resulting from harm caused through the operation of a motor vehicle); (ii) willfully engages in conduct that is in bad faith and materially injurious to us (including misappropriation of trade secrets, fraud or embezzlement); (iii) commits a material, uncured breach of the employment agreement; (iv) willfully refuses to implement or follow a lawful policy or directive that is consistent with the terms of the employment agreement; (v) engages in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally; or (vi) fails to relocate his principal residence as contemplated by the agreement. Mr. TerBeest may terminate the employment agreement for "Good Reason" upon (i) a change in his position which materially reduces his level of responsibility; (ii) a reduction in his base salary (unless the base salaries of all executive employees are also proportionately reduced); (iii) a relocation of his principal place of employment by more than fifty (50) miles (excluding his relocation to Dallas, Texas); or (iv) a material breach of the employment agreement by us.

  Restricted Stock Bonus Agreement with James J. TerBeest

        We entered into a Restricted Stock Bonus Agreement with Mr. TerBeest dated May 31, 2005. Pursuant to the agreement, we issued Mr. TerBeest 50,000 shares of our common stock with an aggregate fair market value of $850,000. The shares of restricted stock vest in accordance with the following schedule: In the event that the average daily trading volume for our common stock over any consecutive thirty (30) day period equals or exceeds 10,000 shares (the "Trading Volume Goal"), one fortieth (1/40) of the shares shall vest on Wednesday of each week following the achievement of the Trading Volume Goal for a period of forty (40) weeks until the shares are fully vested. In the event of a "Corporate Transaction" (as defined in the agreement), the shares shall immediately become fully vested if within five years after the Corporation Transaction Mr. TerBeest's service is terminated by the successor company, the Company or a related entity without "Cause" or voluntarily by Mr. TerBeest with "Good Reason."

        For purposes of the agreement, Mr. TerBeest may be terminated for "Cause" in the event of Mr. TerBeest's: (i) performance of any act or failure to perform any act in bad faith and to the detriment of the Company or related entity; (ii) dishonesty, intentional misconduct or material breach of any agreement with the Company or a related entity; or (iii) commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person. Mr. TerBeest may voluntarily terminate his services for "Good Reason" for: (i) any reduction in his base salary to a level below that in effect at any time within the preceding six (6) months; or (ii) being required to be based at any place outside a 45-mile radius from his job location, except for reasonably required business travel.

  Option Grant to James J. TerBeest

        On March 24, 2006 we granted Mr. TerBeest an option to purchase 150,000 shares of common stock at a per share exercise price of $4.50. The shares of common stock subject to the option vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of April 4, 2006 unless otherwise noted, by:

  •
  each of our named executive officers;

  •
  each of our directors and nominees;

  •
  each person known by us to beneficially own more than 5% of our common stock; and

  •
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

        Percentage of beneficial ownership is based on 14,078,523 shares of our common stock outstanding as of April 4, 2006. The number of shares of common stock beneficially owned by each person and the percentage ownership of each person include any shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days of April 4, 2006, if any.

        Unless otherwise indicated, the address for the following stockholders is c/o Crdentia Corp., 5001 LBJ Freeway, Suite 850, Dallas, Texas 75244.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers, Directors and Nominees:
James D. Durham(1)	1,022,048	7.12%
James J. TerBeest	50,000	*
Thomas F. Herman(2)	2,523	*
Robert J. Kenneth(3)	23,173	*
William J. Nydam	0	*
C. Fred Toney(4)	11,013,291	78.23%
5% Stockholders:
MedCap Partners, L.P.	10,999,518	78.13%
500 Third Street, Suite 535 San Francisco, CA 94107
All directors and executive officers as a group (6 persons)(5)	12,091,035	85.88%

*
Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
Includes (i) 39,966 shares of common stock held with his spouse, Sandra J. Durham, as community property; (ii) 1,333 shares of common stock held by Paine Webber as custodian for the IRA FBO James D. Durham; (iii) 29,632 shares of common stock held by the James D. Durham Living Trust (1997), as amended; (iv) 6,666 shares of common stock held by RCMJ, LLC, as its managing member; (v) 200,000 shares of restricted common stock held by Mr. Durham; (vi) 48,847 shares of common stock held by Durham Properties, LLC; (vii) 92,242 shares of common stock issuable within 60 days of April 4, 2006 upon the exercise of rights pursuant to a Common Stock Purchase Agreement dated May 15, 2002; (viii) 43,333 shares subject to options exercisable within 60 days of April 4, 2006; (ix) 385,965 shares of common stock held by Durham Properties, LLC; and (x) 150,000 shares of restricted common stock held by Mr. Durham.

(2)
Consists of 2,523 shares subject to options exercisable within 60 days of April 4, 2006.

(3)
Includes (i) 3,333 shares of common stock held by Mr. Kenneth; (ii) 19,447 shares of common stock held by the Kenneth Family Trust U/A 3/11/87; and (iii) 393 shares subject to options exercisable within 60 days of April 4, 2006.

(4)
Includes (i) 10,999,518 shares of common stock held by MedCap Partners L.P.; (ii) 11,250 shares of common stock held by MedCap Master Fund L.P.; and (iii) 2,523 shares subject to options exercisable within 60 days of April 4, 2006. C. Fred Toney, a member of the Board of Directors, is managing partner of MedCap Management & Research, LLC, the general partner of MedCap Partners L.P. and MedCap Master Fund L.P. Mr. Toney disclaims beneficial ownership of the shares held by MedCap Partners, L.P. and MedCap Master Fund L.P., except to the extent of his pecuniary interest therein.

(5)
Includes 141,014 shares subject to options and purchase rights exercisable within 60 days of April 4, 2006.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under currently outstanding equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders(1)	82,819	$19.40	62,247
Equity Compensation Plans not Approved by Security Holders(2)	417,847	$8.40	—

(1)
Consists of our 2004 Stock Incentive Plan.

(2)
Consists of (i) an option to purchase 3,333 shares of common stock granted to Thomas F. Herman on December 16, 2003; (ii) an option to purchase 3,333 shares of common stock granted to C. Fred Toney on December 16, 2003; (iii) an option to purchase 20,607 shares of common stock granted to Pamela Atherton on December 22, 2003; (iv) an option to purchase 233,333 shares of common stock granted to James D. Durham on December 31, 2003; (v) rights of Mr. Durham to purchase up to 92,242 shares of our common stock pursuant to a Common Stock Purchase Agreement dated May 15, 2002; (vi) an option to purchase 43,333 shares of common stock granted to James D. Durham on August 3, 2004; and (vii) an option to purchase 21,666 shares of common stock granted to Pamela G. Atherton on August 3, 2004.

        In December 2003, we issued to each of Thomas F. Herman and C. Fred Toney, members of our Board of Directors, an option to purchase 3,333 shares of our common stock with an exercise price of $28.80 in connection with their respective appointments to our Board of Directors. Such options have a ten year term and vest over a three year period, with one third of the shares subject to the option vesting after the first year and the remainder of the shares subject to the option vesting in equal amounts over the next twenty-four months thereafter.

        In April 2004 William S. Leftwich, our former Chief Financial Officer, was granted an option to purchase up to 11,050 shares of common stock. In connection with a Separation Agreement and General Release, in September 2004, Mr. Leftwich's rights with respect to all but 2,762 shares covered by such options were terminated. All of such options have since expired unexercised.

        On December 22, 2003, we issued Pamela G. Atherton an option to purchase up to 20,607 shares of our common stock at an exercise price of $28.08 per share. On August 3, 2004 we granted Ms. Atherton an option to purchase up to 21,666 shares of common stock at an exercise price per share of $31.00.

        On August 3, 2004, we granted James D. Durham an option to purchase up to 43,333 shares of common stock at an exercise price per share of $31.00. In May 2002, we entered into a Common Stock Purchase Agreement with Mr. Durham pursuant to which he is entitled to purchase 92,242 shares of our common stock at $0.003 per share. In December 2002, we issued to Mr. Durham an option to purchase up to 233,333 shares of our common stock at an exercise price of $3.00 per share.

        For further discussion of these options, please see "Certain Relationships and Related Party Transactions—Employment, Bonus and Option Agreements with Executive Officers."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person's immediate family had or will have a direct or indirect material interest other than the transactions described below.

Issuance of Series B Convertible Preferred Stock

        On June 16, 2004, we issued 6,250,000 shares of Series B convertible preferred stock at a cash price per share of $0.20 to MedCap. On September 30, 2004, 2,500,000 shares of Series B convertible preferred stock were voluntarily converted into 83,333 shares of common stock. On March 29, 2005, the remaining 3,750,000 shares of Series B convertible preferred stock were voluntarily converted into 125,000 shares of common stock. Such conversions were effected pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation and the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. The holder of our Series B convertible preferred stock (including the common stock issued upon conversion of the Series B convertible preferred stock) was granted certain registration rights set forth in an Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among Crdentia and the investors listed on Schedule A thereto.

Issuance of Series B-1 Convertible Preferred Stock and Warrant to Purchase Series B-1 Convertible Preferred Stock

        Effective as of August 9, 2004, we (i) issued approximately 29,841 shares of Series B-1 convertible preferred stock, (ii) issued approximately 4,082 shares of common stock, and (iii) paid approximately $225,000 in cash in exchange for the cancellation of all outstanding principal and accrued and unpaid interest under certain promissory notes issued in 2003. Nick Liuzza, Jr., who at the time was an employee of Crdentia, received a portion of such cash and shares of Series B-1 convertible preferred stock.

        In addition, effective as of August 9, 2004, we issued approximately 7,916 shares of Series B-1 convertible preferred stock at a cash price per share of $60.00 to investors, including James D. Durham, our Chairman and Chief Executive Officer, who purchased 4,166 shares of Series B-1 convertible preferred stock.

        On September 30, 2004, we issued 12,644 shares of Series B-1 convertible preferred stock in exchange for the cancellation of $758,640 in outstanding principal plus accrued and unpaid interest under certain convertible subordinated promissory notes issued in 2003. The holders of such notes included James D. Durham, the Company's Chairman and Chief Executive Officer, Robert P. Oliver, a former member of our Board of Directors, and Health Care Investment Visions, LLC, an entity in which Joseph M. DeLuca, a former member of our Board of Directors, is a managing member.

        Effective as of September 30, 2004, the holders of 4,112 shares of Series B-1 convertible preferred stock voluntarily converted those shares into 41,120 shares of common stock. Such conversion was effected pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation and the Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock. The holders of such shares included Mr. Durham, Mr. Oliver, and Health Care Investment Visions, LLC.

        In consummation of discussions that began in July 2004, on November 10, 2004, we issued 45,450 shares of Series B-1 convertible preferred stock in exchange for the cancellation of approximately $2.7 million in outstanding principal plus accrued and unpaid interest under certain subordinated promissory notes issued in December 2003. In connection with such conversion, we entered into a release with Cynthia F. Permenter, Professional Staffing Resources, Inc. and Nursing Services Registry of Savannah, Inc.

        The holders of such shares of Series B-1 convertible preferred stock (and the common stock issued upon conversion of the Series B-1 convertible preferred stock) were granted certain registration rights set forth in a Registration Rights Agreement dated August 9, 2004 by and among the Company and the investors listed on Schedule A thereto.

        On August 31, 2004, the Company granted a warrant to purchase up to 6,000 shares of Series B-1 convertible preferred stock to MedCap (the "MedCap Warrant"). The MedCap Warrant is exercisable for a period of five years at a price of $60.00 per share of Series B-1 Preferred Stock.

        On March 29, 2005, all outstanding shares of Series B-1 convertible preferred stock were voluntarily converted into 930,430 shares of common stock. Such conversion was effected pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation and the Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock.

Issuance of Series C Convertible Preferred Stock and Warrants to Purchase Series C Convertible Preferred Stock

        In August 2004, September 2004, October 2004, November 2004, March 2005 and May 2005, we issued (i) an aggregate total of 183,028 shares of Series C convertible preferred stock at a cash price per share of $60.00, and (ii) warrants to purchase an aggregate total of 254,582 shares, of which warrants covering 130,520 shares have been exercised to purchase shares of Series C convertible preferred stock. Such shares of Series C convertible preferred stock and warrants were issued to certain investors, including MedCap and James D. Durham, the Company's Chairman and Chief Executive Officer.

        The holders of such shares of Series C convertible preferred stock were granted certain registration rights set forth in an Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among Crdentia and the investors listed on Schedule A thereto.

        Effective April 4, 2006, the holders of our outstanding Series C convertible preferred stock and warrants to purchase Series C convertible preferred stock and Series B-1 convertible preferred stock exchanged such stock and warrants for an aggregate of 10,257,131 shares of common stock.

MedCap Loans

        To fund working capital needs, in the third quarter of 2004 and the first quarter of 2005 the Company obtained loans in the aggregate amount of $1,450,000 from MedCap (collectively, the "Loans"). The Loans were payable upon demand, bore interest at the rate of five percent (5%) per annum and were evidenced by secured promissory notes. In connection with the Loans, MedCap was granted a subordinate security interest in all of the assets and property of the Company and its subsidiaries. The Loans plus accrued interest were repaid on March 29, 2005. As an incentive to MedCap to provide the Loans, the Company issued 7,775 shares of common stock to MedCap.

        To fund working capital needs, in November 2005 we obtained loans in the aggregate amount of $2,000,000 from MedCap (the "2005 Loans"). The 2005 Loans were payable upon demand, bore interest at the rate of five percent (5%) per annum and were evidenced by secured promissory notes. In connection with the 2005 Loans, MedCap was granted a subordinate security interest in all of the assets and property of the Company and its subsidiaries. The principal amount of the 2005 Loans, plus accrued interest, was surrendered as consideration for shares of common stock on December 30, 2005.

Issuance of Convertible Subordinated Promissory Notes

        In September 2003, we issued $675,000 in principal amount of convertible subordinated promissory notes to six investors. We issued additional notes in the aggregate principal amount of $235,000 in September, October and December 2003. Subject to the conversion provisions set forth in the notes, the unpaid principal together with all accrued interest on the notes is due and payable in full one year following the issuance date of each such note. Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in quarterly payments.

        Three of the purchasers of the notes included Joseph M. DeLuca, Robert P. Oliver and James D. Durham. Messrs. DeLuca and Oliver are former members of our Board of Directors and our audit committee. Messrs. DeLuca and Oliver purchased, together with an affiliate of Mr. DeLuca's, notes in the aggregate principal amount of $125,000. Mr. Durham, a member of our Board of Directors and our Chairman and Chief Executive Officer, purchased a note in the principal amount of $50,000.

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

Separation Agreement and General Release of Claims

        On January 7, 2006, we executed a Separation Agreement and a General Release of Claims with Pamela G. Atherton, our former President. The Separation Agreement provides Ms. Atherton with certain benefits in exchange for, among other things, her providing us with consulting services for a one year period (the "Severance Period"). Pursuant to the terms of the Separation Agreement, we agreed to continue to pay Ms. Atherton her current base salary of $175,000 per year during the Severance Period. In addition, we agreed to allow Ms. Atherton to continue to vest, during the Severance Period, (i) the options she holds to purchase 42,274 shares of our common stock and (ii) 13,331 restricted shares she holds. Unvested options remaining at the end of the Severance Period shall accelerate and vest in full.

Employment, Bonus and Option Agreements with Executive Officers

        We entered into an Employment Agreement with James D. Durham, our Chairman and Chief Executive Officer. For a description of the agreement, please see "Executive Compensation and Other Matters—Employment Contracts, Severance Agreements and Change of Control Arrangements."

        In December 2003, our Board of Directors approved certain modifications to our current equity arrangements with Mr. Durham. In connection with these modifications, Mr. Durham agreed to relinquish certain rights pursuant to the Common Stock Purchase Agreement to purchase additional shares of our common stock that accrue to him after December 31, 2003 in connection with acquisitions that occur either before or after December 31, 2003. With respect to Mr. Durham's rights to purchase an additional 92,242 shares of Common Stock that accrued to him prior to such date, we agreed to extend Mr. Durham's right to purchase such additional shares to fifteen years after the Vesting Expiration Date (as defined in the Common Stock Purchase Agreement). In consideration for Mr. Durham's modification of his purchase right, our Board of Directors approved the issuance to him of an option (the "Option") to purchase up to 233,333 shares of our common stock at an exercise price of $3.00 per share, which expires on December 31, 2018. Mr. Durham is fully vested in the Option, which is exercisable by him in accordance with the following schedule: One hundred percent (100%) of the shares of our common stock subject to the Option shall be exercisable by Mr. Durham on December 31, 2008. Notwithstanding the foregoing, a certain number of shares of common stock subject to the Option may be exercised prior to December 31, 2008 upon the closing of certain acquisitions by us. In addition to the issuance of the Option, we also entered into a Bonus and Other Agreement with Mr. Durham pursuant to which we agreed to pay to Mr. Durham two cash bonuses in the amount of $540,000 on each of December 31, 2006 and January 4, 2007. The Bonus and Other Agreement was amended on November 17, 2005 to provide that Mr. Durham will receive two cash bonuses in the amount of $540,000 on each of December 31, 2008 and January 4, 2009.

        We entered into a Restricted Stock Bonus Agreements with Mr. Durham. For a description of these agreements, please see "Executive Compensation and Other Matters—Employment Contracts, Severance Agreements and Change of Control Arrangements."

        We entered into an Employment Agreement with Pamela G. Atherton, our President. For a description of the agreement, please see "Executive Compensation and Other Matters—Employment Contracts, Severance Agreements and Change of Control Arrangements."

        We entered into a Restricted Stock Issuance Agreement with Ms. Atherton dated November 1, 2002 and an Option Agreement dated December 16, 2003, pursuant to which she may receive accelerated vesting in the shares of common stock purchased thereby or underlying the option in the event that she is terminated within 18 months of our acquisition. For a description of such agreements, please see "Executive Compensation and Other Matters—Employment Contracts, Severance Agreements and Change of Control Arrangements."

        We entered into a Restricted Stock Bonus Agreement with Ms. Atherton. For a description of the agreement, please see "Executive Compensation and Other Matters—Employment Contracts, Severance Agreements and Change of Control Arrangements."

        We entered into an Employment Agreement with James J. TerBeest, our Chief Financial Officer. For a description of the agreement, please see "Executive Compensation and Other Matters—Employment Contracts, Severance Agreements and Change of Control Arrangements."

        We entered into a Restricted Stock Bonus Agreement with Mr. TerBeest. For a description of the agreement, please see "Executive Compensation and Other Matters—Employment Contracts, Severance Agreements and Change of Control Arrangements."

Stock and Option Agreements with Directors

        In November 2005 we issued the following options: (i) an option to purchase 833 shares of common stock to Mr. Oliver (a former director); (ii) an option to purchase 833 shares to Mr. Kenneth; (iii) an option to purchase 833 shares to Mr. Herman; and (iv) an option to purchase 1,666 shares to Mr. DeLuca (a former director).

Issuances of Common Stock

        On April 3, 2006, we issued 58,333 shares of common stock to MedCap Partners LP at a price per share of $6.00.

        On March 13, 2006, we issued 13,750 shares of common stock to MedCap Partners LP at a price per share of $8.00.

        On March 13, 2006, we issued 11,250 shares of common stock to MedCap Master Fund LP at a price per share of $8.00. C. Fred Toney, a member of our board of directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Master Fund LP.

        On March 3, 2006 we issued 25,000 shares of common stock to MedCap Partners LP at a price per share of $8.00.

        On January 24, 2006 we issued 125,000 shares of common stock to MedCap Partners LP at a price per share of $6.00.

ITEM 13.  EXHIBITS

EXHIBIT #	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2005 by BDO Seidman, LLP and KBA Group LLP:

BDO Seidman, LLC			KBA Group LLP
	2004	2005		2004	2005
Audit Fees(1)	$150,900	$—	Audit Fees(1)	$118,700	$130,500
Audit-Related Fees(2)	36,600	—	Audit-Related Fees(2)	—	28,000
Tax Fees(3)	—	—	Tax Fees(3)	—	—
All Other Fees	—	—	All Other Fees	—	—

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

        Our audit committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2006
Crdentia Corp.

By	/s/ JAMES D. DURHAM
James D. Durham Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES