Form 10QSB
period 2006-03-31
CRDENTIA CORP
filed 2006-05-15
CIK 1073857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 0-31152

CRDENTIA CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	76-0585701
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At May 12, 2006, 14,415,293 shares of common stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CRDENTIA CORP.

Form 10-QSB Quarterly Report

For the Quarterly Period Ended March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Crdentia Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$148,678	$434,921
Accounts receivable, net of allowance for doubtful accounts of $200,000 at March 31, 2006 and $275,000 at December 31, 2005	4,432,648	4,566,975
Unbilled receivables	614,043	625,899
Other current assets	603,341	464,865
Total current assets	5,798,710	6,092,660

Property and equipment, net	394,874	418,837
Goodwill	22,977,377	22,977,377
Intangible assets, net	1,804,161	1,985,585
Other assets	930,409	518,001
Total assets	$31,905,531	$31,992,460

Current liabilities:
Revolving lines of credit	$3,848,827	$4,672,096
Accounts payable and accrued expenses	1,370,864	1,447,905
Accrued dividends on convertible preferred stock	—	800,748
Accrued employee compensation and benefits	1,014,680	980,005
Debentures, net of discount of $1,595,002	144,998	—
Note payable to seller	3,215,490	3,215,490
Current portion of note payable to lender, net of discount	1,177,651	1,147,634
Other current liabilities	331,139	321,963
Total current liabilities	11,103,649	12,585,841

Notes payable to lender, less current portion, net of discount	—	1,149,833
Long-term bonus payable	825,730	801,084
Other long-term liabilities	7,032	7,032
Total liabilities	11,936,411	14,543,790

Commitments and contingencies

Convertible preferred stock, 10,000,000 shares authorized:
Series C Convertible Preferred Stock $0.0001 par value, 183,028 shares issued and outstanding at March 31, 2006 and December 31, 2005 (liquidation preference of $54,908,400 at March 31, 2006 and December 31, 2005)	10,020,048	10,020,048
Series C preferred stock warrants	839,555	839,555

Stockholders’ equity:
Common stock, par value $0.0001, 150,000,000 shares authorized at 2005; 3,870,701 shares issued and 3,763,060 shares outstanding at March 31, 2006 and 3,515,766 shares issued and 3,408,125 shares outstanding at December 31, 2005	387	352
Additional paid in capital	113,681,176	109,802,174
Treasury stock, 107,641 shares at cost	—	—
Accumulated deficit	(104,572,046)	(103,213,459)
Total stockholders’ equity	9,109,517	6,589,067
Total liabilities and stockholders’ equity	$31,905,531	$31,992,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2006	2005

Revenue from services	$8,984,823	$5,122,313
Direct operating expenses	7,235,519	4,048,820
Gross profit	1,749,304	1,073,493

Operating expenses:
Selling, general, and administrative expenses	2,600,785	1,715,880
Gain from settlement of acquisition claim	(1,064,693)	—
Non-cash stock based compensation	378,260	78,846
Total operating expenses	1,914,352	1,794,726

Loss from operations	(165,048)	(721,233)

Interest expense, net	(1,193,539)	(524,034)

Loss before income taxes	(1,358,587)	(1,245,267)

Income tax expense	—	—

Net loss	(1,358,587)	(1,245,267)

Non-cash preferred stock dividends	—	(2,162,187)

Net loss attributable to common stockholders	$(1,358,587)	$(3,407,454)

Basic and diluted loss per common share attributable to common stockholders	$(0.42)	$(2.50)

Weighted average number of common shares outstanding	3,214,729	1,363,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005

Operating activities:
Net loss	$(1,358,587)	$(1,245,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of long-term bonus payable	24,645	22,309
Non-cash interest expense	831,813	286,510
Depreciation and amortization	219,177	173,218
Gain on disposal of fixed assets	(500)	—
Gain on settlement of acquisition claim	(1,064,693)	—
Bad debt expense	6,548	—
Non-cash stock based compensation	378,260	78,846
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	127,778	10,123
Unbilled receivables	11,856	(152,932)
Other current assets and liabilities	(135,952)	380,771
Accounts payable and accrued expenses	(312,041)	(120,204)
Accrued employee compensation and benefits	34,674	82,000
Net cash used in operating activities	(1,237,022)	(484,626)

Investing activities:
Purchases of property and equipment	(13,952)	(3,724)
Proceeds from sale of property and equipment	500	—
Cash paid for acquisition of subsidiaries, net of cash received	—	(4,753,994)
Other	—	(28,473)
Net cash used in investing activities	(13,452)	(4,786,191)

Financing activities:
Exercise of warrants for Series C preferred stock, net of expenses	—	6,435,687
Issuance of common stock for cash	1,150,000	—
Net decrease in revolving lines of credit	(823,269)	(849,934)
Proceeds from notes payable to majority stockholder	—	1,050,000
Proceeds from debentures and warrants	2,000,000	—
Repayment of notes payable to majority stockholder	—	(1,450,000)
Repayment of subordinated convertible notes	(12,500)	—
Repayment of note payable to lender	(1,350,000)	—
Repayment of notes payable to sellers	—	(68,695)
Net cash provided by financing activities	964,231	5,117,058

Net decrease in cash and cash equivalents	(286,243)	(153,759)
Cash and cash equivalents at beginning of period	434,921	362,472
Cash and cash equivalents at end of period	$148,678	$208,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2006

Note 1    Organization and Summary of Significant Accounting Policies

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

At the beginning of 2003, the Company was a development stage company with no commercial operations. During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies. The companies acquired in 2003 were Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which holds the limited partner and general partner interests in PSR Nurses, Ltd. During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. During 2005, the Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC, Prime Staff, LP and Mint Medical Staffing Odessa.

The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition. All intercompany transactions have been eliminated in consolidation.

On April 4, 2006 the Company executed a one-for-ten reverse stock split of the outstanding shares of common stock. All common share and per share information included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

Basis of Presentation

The accompanying unaudited financial data as of and for the three months ended March 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2006 and 2005 have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the expected operating results for the full year.

Certain reclassifications have been made to conform prior year data to the current year presentation.

Going Concern

The Company generated a net loss of $1,358,587 attributable to common stockholders in the first three months of 2006 and used cash in operations of $1,237,022 during this period. Additionally, although the Company ended the first quarter of 2006 with a significant working capital deficit of $5,304,939, it was able to secure additional funding during this period to finance its operations as it continued to execute its business plan to acquire and grow companies involved in healthcare staffing. The Company will need to raise $1,000,000 to $2,000,000 during the next twelve months to satisfy debt service requirements and working capital needs. There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives. The Company’s challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations. This would result in an overall slowdown of the Company’s development. The Company’s short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address the financial performance of the Company and to achieve positive cash flow during 2006. The Company replaced a portion of its debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain expense savings. However, there can be no assurances that these programs will be successful.

Stock-Based Compensation

On January 1, 2006 the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise of liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s condensed consolidated statements of operations.

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated interim financial statements for the three months ended March 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated interim financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See pro forma information below.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates. In the pro forma information required under SFAS 148 for the periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

The table below shows net loss per share attributable to common stockholders for the three months ended March 31, 2005 as if the Company had elected the fair value method of accounting for stock options effective January 1, 2005.

		Three months ended
		March 31, 2005

Net loss attributable to common stockholders as reported		$(3,407,454)
Add:	stock-based employee compensation in reported net loss, net of related tax effects
		78,846
Deduct:	stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(92,234)

Proforma net loss attributable to common stockholders, as adjusted		$(3,420,842)

Loss per share attributable to common stockholders:
Basic and diluted, as reported		$(2.50)
Basic and diluted, as adjusted		$(2.50)

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each period divided by the weighted average number of shares of common stock outstanding for each period (excluding restricted common stock issued to certain officers of the Company). Diluted earnings per common share include both the weighted average number of common shares and any common share equivalents such as convertible securities, options or warrants in the calculation. As the Company recorded net losses for the three months ended March 31, 2006 and 2005, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding. Common share equivalents that were excluded in the 2006 calculations totaled 5,332,563 (3,652,230 in 2005).

Note 2    Acquisitions

The Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC on March 29, 2005, and Prime Staff, LP and Mint Medical Staffing Odessa on May 4, 2005.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if all acquisitions had occurred as of January 1, 2005, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

March 31,
2005

Revenue from services	$11,239,000

Loss from operations	(822,148)

Net loss attributable to common stockholders	(2,984,335)

Basic and diluted loss per common share attributable to common stockholders	(1.95)

Weighted-average shares of common stock outstanding	1,528,369

Note 3    Settlement of Acquisition Claim

In 2005, the Company asserted a claim against a seller of one of the Company’s 2003 acquisitions. In January 2006, the Company and the seller settled with the seller returning 59,150 shares of the Company’s common stock that had been issued in connection with the acquisition. The Company reported a gain on settlement of acquisition claim of $1,064,693 representing the fair value of the stock returned on the date of the settlement. The offset to the gain recorded was a reduction in common stock and additional paid-in capital. The returned shares were immediately retired.

Note 4    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005

Accounts payable	$701,684	$825,986
Accrued expenses	669,180	621,919
	$1,370,864	$1,447,905

Note 5    Revolving Line of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC (“Bridge Healthcare”), pursuant to which the Company obtained a revolving credit facility that allowed for maximum borrowings of up to $15,000,000 (the “Loan”). During the first quarter of 2005, the maximum borrowings under the Loan was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees. The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (10.75% at March 31, 2006) with interest payable monthly. Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants. Customer payments are used to repay the advances on the Loan after deducting charges for interest expense, unused line and account management fees. Except in certain limited circumstances, the Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty. The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. In May 2005 the Company renegotiated covenants related to the Loan; however, at December 31, 2005 and March 31, 2006, the Company was not in compliance with the revised covenants. Bridge Healthcare waived compliance with the covenants for 2005. However, at March 31, 2006, the Company had not obtained a waiver for non-compliance. Management is currently considering various alternatives to rectify covenant non-compliance, including renegotiating the covenants with Bridge

Healthcare or negotiating a new facility with a new lender. The Company was charged fees by Bridge Healthcare for various compliance violations and related waivers granted during 2005. During the third quarter of 2005, Bridge Healthcare made a $600,000 credit line available to the Company in the form of an over-advance on the Company’s Loan. The line of credit was used as necessary to pay certain remaining amounts due on acquisitions completed in March 2005 and for working capital purposes. During the first quarter of 2006, the Company used proceeds from a private offering (as discussed in Notes 8 and 10) to repay the $600,000 over-advance. The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated. There are also cross default provisions between the Loan and the Term Loan discussed in Note 6. The outstanding balance on the Loan is $3,848,827 at March 31, 2006, which represents the total availability under the line relative to the amount of receivables outstanding at that date. The maturity date of the Loan was extended for an additional year through June 2008. The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of the Company.

Note 6    Notes Payable to Lender

Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility (“Term Loan”) in the amount up to $10,000,000 from Bridge Opportunity Finance, LLC, an affiliate of Bridge Healthcare. The Company may obtain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan are due and payable in full on August 31, 2007 and bear interest at the rate of fifteen and one-quarter percent (15.25%) per annum with interest payable monthly. The Term Loan is secured by all assets of the Company. On August 31, 2004, the Company received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

The Term Loan provides that the Company shall issue warrants to purchase shares of common stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing. On August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility. As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance. The discount is being amortized to interest expense over the life of the Term Loan. During the first quarter of 2006, the Company used proceeds from a private offering (as discussed in Notes 8 and 10) to repay $1,350,000 of the Term Loan. As a result of this repayment, the Company recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment. Amortization of the remaining discount totaled $30,017 during the first quarter of 2006. The outstanding balance of the Term Loan is $1,347,802 at March 31, 2006, which is before an unamortized discount of $170,151.

Except in certain limited circumstances, the Term Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty. The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender. In May 2005 the Company renegotiated covenants related to the term loan; however, at December 31, 2005 and March 31, 2006, the Company was not in compliance with the revised covenants. Bridge Healthcare waived compliance with the covenants for 2005. However, at March 31, 2006, the Company had not obtained a waiver for non-compliance. Management is currently considering various alternatives to rectify this covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender. Accordingly, the Term Loan has been classified as a current liability on the accompanying balance sheet as of March 31, 2006. The Company was charged fees by Bridge for various compliance violations and related waivers granted during 2005. The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated. There are also cross default provisions between the Term Loan and the Loan.

Note 7    Notes Payable to Sellers

As partial consideration for the acquisition of TravMed USA, Inc. (“TravMed”) on March 29, 2005, the Company issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. The notes were three-year convertible notes bearing interest at 7.75%. Monthly interest payments were required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt. Since October 31, 2005, the Company had not made debt service payments required by terms of these notes payable to sellers as claims were asserted in State District Court in Dallas, Texas against the sellers of TravMed for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief. The Company received a notice of default in early November 2005 and the due date of the notes was accelerated such that the entire balance of the notes payable to sellers was due. The default under the notes payable to sellers triggered defaults under the Loan and Term Loan discussed in Notes 5 and 6, as well as the Debentures discussed in Note 8. Also, as a result of this default, Bridge Healthcare had an option to discontinue making revolving credit loans to the Company on receivables of TravMed. Because of the uncertainty surrounding repayment of these notes, the Company classified all of the balance as a current liability on the accompanying balance sheets.

On May 9, 2006, under terms of agreements to acquire TravMed, the Company returned to the sellers the shares in TravMed that it had acquired on March 29, 2005. Upon return of the shares to the sellers, the Company was permitted to retain TravMed receivables existing on May 9, 2006, and the $3,215,490 of seller notes payable are extinguished. Following the return of the shares, the sellers are released from covenants not to compete, and the Company and the sellers are free to compete for the customer contracts existing on May 9, 2006. Management believes that substantially all customers will elect to contract directly with the Company. In addition, the Company expects to report a gain on extinguishment of seller debt of $3,215,490. To the extent of any loss of customers, there may be an offset to the foregoing gain due to the write-off of intangibles related to customer contracts recorded at the time of acquiring TravMed and for the value of any furniture and equipment returned to the sellers.

Note 8    Debentures

In January 2006, the Company completed a private placement totaling $4 million. The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures. The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at the Company’s option. The debentures are convertible into common stock at a price of $6.00 per share. The sale of convertible debentures included common stock warrant coverage allowing debenture holders to exercise warrants to purchase 500,000 common shares. Warrants to purchase 166,667 common shares have a five year term and an exercise price of $7.50 per share. Warrants to purchase 333,333 common shares expire on June 14, 2006 and have an exercise price of $6.00 per share. The Company computed the relative fair value of the warrants at $1,443,265 and the beneficial conversion feature related to the debentures at $556,735, and recorded these amounts as a discount to the debentures which will be amortized over the term of the debentures.

Terms of an agreement with the placement agent representing the Company required placement fees upon a private placement of at least $5 million. Although the minimum was not achieved, fees have been accrued and warrants recorded based on the lower amount of funding. Per the terms of the agreement, $589,722 was recorded as deferred financing costs associated with the debentures and $294,867 was recorded as an offset to proceeds from the equity portion of the funding. The $589,722 will be amortized over the three year term of the debentures. A portion of the placement fees were warrants to purchase 50,000 shares of common stock at $6.00 per share. The warrants have a five year life and were valued at $629,589 ($419,722 recorded as deferred financing costs and $209,867 recorded as an offset to proceeds from the equity offering). The remaining portion of the fee totaling $255,000 is to be paid in cash.

On February 16, 2006, a holder of the debentures converted $260,000 of the debentures into 43,333 shares of the Company’s common stock. The Company recognized expense in the amount of $72,117 relating to the deferred financing fees associated with the converted debentures and expense in the amount of $238,333 related to the proportionate share of the unamortized discount on the converted debentures.

The debentures have cross-default provisions with the Company’s revolving line of credit and notes payable to lender. Since the Company is in default on its revolving line of credit and notes payable to lender, it is also in default on the debentures. Accordingly, the amount of the debentures ($1,740,000 face value outstanding and $144,998 after a discount of $1,595,002) has been classified as a current obligation on the accompanying balance sheet as of March 31, 2006.

The Company was obligated to register the shares (including the shares issuable upon conversion of the debentures and exercise of the warrants) for resale on a registration statement. The Company has used the proceeds from the private placement for working capital and the retirement of 50% of its outstanding $2.7 million Term Loan (discussed in Note 6) as well as retirement of the $600,000 over-advance facility (discussed in Note 5).

Note 9    Convertible Preferred Stock

Convertible Preferred Stock Issued and Outstanding

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.0001. The holders of the convertible preferred stock have the right to require the Company to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside the control of the Company. Thus, convertible preferred stock is carried outside of permanent equity in the mezzanine section of the Company’s balance sheet. At March 31, 2006 there are shares issued and outstanding consisting of the following:

	March 31, 2006
	Shares	Shares
	Issued	Outstanding

Series C Convertible Preferred Stock	183,028	183,028

The conversion price of all convertible preferred stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of common stock in consideration of an amount less than the then–effective conversion price.

All convertible preferred shares issued and outstanding are convertible currently at the option of the holder. The Company has evaluated the potential effect of any beneficial conversion terms related to convertible instruments. As a result, the convertible instruments may have a carrying amount that differs significantly from its redemption amount. In such cases, the difference between the carrying amount and the redemption amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature and deducted as a deemed dividend in determining net loss attributable to common stockholders. The table below summarizes the redemption requirements and beneficial conversion of the convertible preferred shares outstanding at March 31, 2006:

			Common Shares	Beneficial
Shares of			Issuable	Conversion
Convertible	Shares	Carrying	Upon	Recorded at
Preferred Stock	Outstanding	Amount	Conversion	Issuance

C	183,028	$10,020,048	1,830,280	$1,070,510

Series C Convertible Preferred Stock (“Series C”)

The holders of Series C are entitled to receive, when declared by the Board of Directors, a dividend on each quarter end beginning September 30, 2004 and ending December 31, 2005 in an amount equal to 2.5 shares of common stock (.25 shares of common stock post-split) for each share of outstanding Series C held by them. In the event of any liquidation or winding up of the Company, the holders of the Series C will be entitled to receive in preference to the holders of common stock an amount equal to five times their initial purchase price plus any declared but unpaid dividends and any remaining liquidation proceeds will thereafter be distributed on a pro rata basis to the holders of the Company’s common stock and any other series of preferred stock expressly entitled to participate in such distribution. The Series C is convertible at the option of the holder into common shares at an initial conversion ratio of 100 shares of common stock (10 share of common stock post-split) for each share of Series C. The conversion ratio upon voluntary conversion is subject to adjustment under certain circumstances. Unless previously voluntarily converted prior to such time, the Series C will be automatically converted into common stock at an initial conversion ratio of 100 shares of common stock (10 shares of common stock post-split) for each share of Series C upon the earlier of (i) the closing of an underwritten public offering of our common stock pursuant to a registration statement under the Securities Act of 1933, as amended, with aggregate net proceeds of at least $25 million, or (ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series C. The description of the foregoing rights, preferences and privileges of the Series C is qualified in its entirety by the Certificate of Designations, Preferences and Rights of Series C filed with the Secretary of State of the State of Delaware on August 31, 2004.

On March 1, 2006, the Board of Directors declared a dividend to the Series C holders payable on December 31, 2005 which had an estimated fair value of $800,748 and was paid through the issuance of 45,757 shares of common stock during March 2006.

As of March 31, 2006, warrants to purchase Convertible Preferred Stock are outstanding as follows:

Series of Convertible		Exercise Price
Preferred Stock	Warrants	Per share

B-1	6,000	$60
C	124,086	$60

Note 10  Common Stock and Stock Options

In the first quarter of 2006 the Company completed further equity financings with MedCap Partners L.P., the majority stockholder, for $1,150,000 at per share prices ranging from $6.00 to $8.00. The proceeds were used for working capital purposes.

Employee Stock Options and Restricted Stock Grants

The Company entered into a Restricted Stock Bonus Agreement with James D. Durham, its Chief Executive Officer dated effective March 24, 2006. Pursuant to the agreement, the Company issued Mr. Durham 150,000 shares of its common stock with an aggregate fair market value of $675,000. The shares of restricted stock vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter. In the event of a “Corporate Transaction” (as defined in the agreement), the shares shall immediately become fully vested if, within five years after the Corporate Transaction, Mr. Durham’s service is terminated by the successor company, the Company or a related entity without “Cause” or voluntarily by Mr. Durham with “Good Reason.”

On March 24, 2006 the Company granted James J. TerBeest, its Chief Financial Officer an option to purchase 150,000 shares of common stock at a per share exercise price of $4.50. The shares of common stock subject to the option vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter.

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. The Company’s consolidated interim financial statements for the three months ended March 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated interim financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ form those estimates. In the pro forma information required under SFAS 148 for the periods prior to January 1, 2006, forfeitures were accounted for as they occurred. The impact on the Company’s results of operations of recording stock-based compensation for the three month period ended March 31, 2006 was approximately $52,000 and was recorded in selling, general, and administrative expenses.

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. There were no stock options exercised in the three months ended March 31, 2006 and 2005.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the three months ended March 31, 2006. There were no options granted during the three months ended March 31, 2005.

Three Months Ended
March 31, 2006

Risk-free interest rate	4.66%
Expected lives (in years)	4
Dividend yield	0.00%
Expected volatility	103.36%

Stock option activity is summarized as follows:

Three Months Ended
March 31, 2006

Outstanding, January 1	500,666
Granted	150,000
Exercised	—
Forfeited	(13,875)
Outstanding, March 31	636,791

Exercisable	328,587
Non-vested, January 1	349,517
Non-vested, March 31	308,204
Vested, Net of forfeitures	41,313

Average exercise price per share:

Outstanding, January 1	$10.21
Granted	4.50
Exercised	—
Forfeited	2.37
Outstanding, March 31	8.60
Exercisable	7.10
Non-vested, January 1	9.50
Non-vested, March 31	9.78

Weighted-average remaining term of outstanding options	8.49 years
Weighted-average remaining term of exercisable options	7.89 years

Note 11  Supplemental Disclosure to the Statements of Cash Flows

	Three months ended March 31,
	2006	2005

Supplemental cash flow disclosures:
Cash paid for interest	$171,233	$157,913
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Conversion of preferred stock into common stock	—	30,873,400
Conversion of debentures into common stock	260,000	—
Issuance of the following in connection with a merger
Common stock issued	—	2,601,600
Revolving credit line assumed	—	941,390
Notes payable issued	—	3,215,490
Common stock issued as payment of preferred stock dividends	800,748	3,189,441
Common stock issued associated with working capital loans from majority stockholder	—	162,500
Placement fees payable related to sale of common stock	65,000	—
Value of debentures allocated to attached common stock warrants and beneficial conversion features	2,000,000	—
Fair value of warrants issued as placement fee related to debentures	419,722	—

Note 12  Legal Proceedings

On January 27, 2006, the Company filed suit against the sellers of TravMed USA, Inc. asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of the acquisition agreement. The Company will be seeking damages related to the above claims.

On January 31, 2006, the Company filed suit against the sellers of Arizona Home Health/Private Duty, Inc. asserting claims for fraud, indemnity, and declaratory relief arising out of the acquisition agreement. On February 23, 2006, the sellers filed a counter suit.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not currently aware of any such legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results.

Note 13  Subsequent Events

On April 18, 2006 the Company acquired the assets of Staff Search Ltd. for $2,476,208, including preliminary acquisition costs. The Company issued a promissory note in the principal amount of $1,410,000 and issued 229,128 shares of its common stock valued at $1,066,208 (determined by the average of $4.65 per share which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the acquisition date). The promissory note accrues interest at a rate equal to 8.00% per annum. The principal amount of the note, plus all accrued interest, is payable upon demand of the holder. The note includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts due under the note shall become immediately payable.

On April 4, 2006, the Company implemented a one-for-ten reverse split of its outstanding shares of common stock. At the Company’s Annual Meeting of Stockholders held on November 8, 2005, its stockholders approved a proposal to amend its Amended and Restated Certificate of Incorporation to effect a reverse stock split of all of its outstanding shares of common stock at an exchange ratio ranging from one-to-two to one-to-ten, with the final ratio to be determined by the Board of Directors following stockholder approval. Pursuant to a resolution of the Board of Directors effective March 1, 2006, the directors approved a reverse stock split at an exchange ratio of one-to-ten. No fractional shares will be issued in connection with the reverse stock split. In lieu of fractional shares, stockholders will receive a cash payment based on the market price, after adjustment for the effect of the stock split, of the Company’s common stock on the effective date of the stock split. The cash payment for fractional shares was nominal. The reverse stock split also affects options, warrants and other securities convertible into or exchangeable for shares of the Company’s common stock that were issued and outstanding immediately prior to the effective time of the stock split. All common and per share information included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

On April 3, 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock as follows:

	Shares	Common stock
Description of security	exchanged	issued
Series C Convertible Preferred Stock	183,028	9,151,400
Series C Warrants	124,086	1,054,731
Series B-1 Warrants	6,000	51,000

The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought valuation guidance from an outside firm. The effect of this exchange will transfer the carrying value of the Convertible Preferred Stock and the Series C preferred stock warrants on the Company’s balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603.

On April 3, 2006 MedCap Partners L.P. purchased 58,333 shares of common stock at a price per share of $6.00. Proceeds of $350,000 were used for working capital purposes.

On May 2, 2006, the Board of Directors granted 177,318 options to purchase the Company’s common stock to employees of the Company.

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

We did not have any revenue in 2003 until we completed our first acquisition in August 2003. During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two companies, in 2005 purchased three more companies and on April 18, 2006 we purchased one company. We have contracted with more than 1,500 healthcare facilities across 49 U.S. states and the District of Columbia. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

The companies we acquired in 2003 — Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which hold the limited partner and general partner interests in PSR Nurses, Ltd. — provide the foundation for our continued growth. During 2003 we began operating the acquired companies, combining the various back offices and support staff into a central location and began streamlining the operations. We continued our acquisition program in 2004 and acquired Care Pros Staffing, Inc. and Arizona Home Health Care/Private Duty, Inc. On March 28, 2005, we acquired TravMed USA, Inc. and Health Industry Professionals, LLC. On May 4, 2005, we acquired PrimeStaff, LP and Mint Medical Staffing Odessa. On April 18, 2006, we acquired Staff Search Ltd.

Some key factors we are focusing on to improve performance are as follows:

•                  We are identifying innovative ways to attract and retain nurses.

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

•                  During the first quarter of 2006, we raised approximately $2,000,000 in debentures and $1,150,000 in equity. These proceeds were used to repay a $600,000 over-advance on the revolving line of credit, a repayment of $1,350,000 on the term loan and the balance was used for working capital purposes. We are currently working to raise another $1 million to $4 million of debt and equity for working capital needs, for debt retirement and for acquisitions.

•                  We are seeking to list our common stock on the Nasdaq Market or another national exchange (our common stock is currently quoted on the OTC Bulletin Board).

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2006, we raised approximately $2,000,000 in debentures and $1,150,000 in equity. These proceeds were used to repay a $600,000 over-advance on the revolving line of credit, a repayment of $1,350,000 on the term loan and the balance was used for working capital purposes. We are currently working to raise another $1 million to $4 million of debt and equity for working capital needs, for debt retirement and for acquisitions.

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC (“Bridge Healthcare”), pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the “Loan”). During the first quarter of 2005, the Loan was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees. The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (10.75% at March 31, 2006). Interest is payable monthly. Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants. Customer payments are used to repay the advances on the Loan after deducting charges for interest expense, unused line and account management fees. Except in certain limited circumstances, the Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty. The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. In May 2005 the Company renegotiated covenants related to the Loan; however, at December 31, 2005 and March 31, 2006, the Company was not in compliance with the revised covenants. Bridge Healthcare waived compliance with the covenants for 2005. However, at March 31, 2006, the Company had not obtained a waiver for non-compliance. Management is currently considering various alternatives to rectify covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender. The Company was charged fees by Bridge Healthcare for various compliance violations and related waivers granted during 2005. During the third quarter of 2005, Bridge Healthcare made a $600,000 credit line available to the Company in the form of an over-advance on the Company’s Loan. The line of credit was used as necessary to pay certain remaining amounts due on acquisitions completed in March 2005 and for working capital purposes. During the first quarter of 2006, the Company used proceeds from a private offering (as discussed in Notes 8 and 10) to repay the $600,000 over-advance. The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated. There are also cross default provisions between the Loan and the Term Loan discussed in Note 6. The outstanding balance on the Loan is $3,848,827 at March 31, 2006, which represents the total availability under the line relative to the amount of receivables outstanding at that date. The maturity date of the Loan was extended for an additional year through June 2008. The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of the Company.

Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility (“Term Loan”) in the amount up to $10,000,000 from Bridge Opportunity Finance, LLC, an affiliate of Bridge Healthcare. The Company may obtain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan are due and payable in full on August 31, 2007 and bear interest at the rate of fifteen and one-quarter percent (15.25%) per annum. Interest is payable monthly. The Term Loan is secured by all assets of the Company. On August 31, 2004, the Company received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

The Term Loan provides that the Company shall issue warrants to purchase shares of common stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing. On August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility. As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance. The discount is being amortized to interest expense over the life of the Term Loan. During the first quarter of 2006, the Company used proceeds from a private offering to repay $1,350,000 of the Term Loan. As a result of this repayment, the Company recorded $200,168 of additional interest relating to the unamortized discount associated with the repayment. Amortization of the remaining discount totaled $30,017 during the first quarter of 2006. The outstanding balance of the Term Loan is $1,347,802 at March 31, 2006, which is before an unamortized discount of $170,151.

Except in certain limited circumstances, the Term Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty. The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender. In May 2005 the Company renegotiated covenants related to the term loan; however, at December 31, 2005 and March 31, 2006, the Company was not in compliance with the revised covenants. However, at March 31, 2006, the Company had not obtained a waiver for non-compliance. Bridge Healthcare waived compliance with the covenants for 2005. Management is currently considering various alternatives to rectify this non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender. The Company was charged fees by Bridge for various compliance violations and related waivers granted during 2005. The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated. There are also cross default provisions between the Term Loan and the Loan.

As partial consideration for the acquisition of TravMed USA, Inc. (“TravMed”) on March 29, 2005, we issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. The notes were three-year convertible notes bearing interest at 7.75%. Monthly interest payments were required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt. Since October 31, 2005, we had not made debt service payments required by terms of these notes payable to sellers as claims were asserted in State District Court in Dallas, Texas against the sellers of TravMed for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief. We received a notice of default in early November 2005 and the due date of the notes was accelerated such that the entire balance of the notes payable to sellers was due. The default under the notes payable to sellers triggered defaults under the Loan and Term Loan discussed above, as well as the Debentures discussed below. Also, as a result of this default, Bridge Healthcare had an option to discontinue making revolving credit loans to us on receivables of TravMed. Because of the uncertainty surrounding repayment of these notes, we classified all of the balance as a current liability on the accompanying balance sheets.

On May 9, 2006, under terms of agreements to acquire TravMed, we returned to the sellers the shares in TravMed that it had acquired on March 29, 2005. Upon return of the shares to the sellers, the Company was permitted to retain TravMed receivables existing on May 9, 2006, and the $3,215,490 of seller notes payable are extinguished. Following the return of the shares, the sellers are released from covenants not to compete, and we and the sellers are free to compete for the customer contracts existing on May 9, 2006. Management believes that substantially all customers will elect to contract directly with us. In addition, we expect to report a gain on extinguishment of seller debt of $3,215,490. To the extent of any loss of customers, there may be an offset to the foregoing gain due to the write-off of intangibles related to customer contracts recorded at the time of acquiring TravMed and for the value of any furniture and equipment returned to the sellers.

In January 2006, we completed a private placement totaling $4 million. The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures. The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at our option. The debentures are convertible into common stock at a price of $6.00 per share. The sale of convertible debentures included common stock warrant coverage allowing debenture holders to exercise warrants to purchase 500,000 common shares. Warrants to purchase 166,667 common shares have a five year term and an exercise price of $7.50 per share. Warrants to purchase 333,333 common shares expire on June 14, 2006 and have an exercise price of $6.00 per share. We computed the relative fair value the warrants at $1,443,265 and the beneficial conversion feature at $556,735, and recorded these amounts as a discount to the debentures.

Terms of an agreement with the broker representing us required broker fees upon a private placement of at least $5 million. Although the minimum was not achieved, fees have been accrued and warrants recorded based on the lower amount of funding. Accordingly, $589,722 was recorded as deferred financing costs and $294,867 was recorded as an offset to proceeds from the equity portion of the funding. The $589,722 will be amortized over the three year period the debentures will be outstanding. A portion of the broker fees were warrants to purchase 50,000 shares of common stock at $6.00 per share. The warrants have a five year life and were valued at $629,589 ($419,722 recorded as deferred financing costs and $209,867 recorded as an offset to proceeds from the equity offering).

On February 16, 2006, a holder of the debentures converted $260,000 of the debentures into 43,333 shares of our common stock. We recognized expense in the amount of $72,117 relating to the deferred financing fees associated with the converted debentures and expense in the amount of $238,333 related to the proportionate share of the unamortized discount on the converted debentures.

The debentures have cross-default provisions with our revolving line of credit and notes payable to lender. Since we are in default on our revolving line of credit and notes payable to lender, we are also in default on the debentures. Accordingly, the amount of the debentures ($1,740,000 face value outstanding and $144,998 after a discount of $1,595,002) has been classified as a current obligation on the accompanying balance sheet as of March 31, 2006.

We are obligated to register the shares (including the shares issuable upon conversion of the debentures and exercise of the warrants) for resale on a registration statement. We have used the proceeds from the private placement for working capital and the retirement of 50% of our outstanding $2.7 million Term Loan (discussed above) as well as retirement of the $600,000 over-advance facility (discussed above).

In the first quarter of 2006 we completed further equity financings with our majority stockholder for $1,150,000 at per share prices ranging from $6.00 to $8.00. The proceeds were used for working capital purposes. Our capital commitments for the next twelve months are minimal as our business does not require the purchase of plants, factories, extensive capital equipment or inventory.

We generated a net loss of $1,358,587 attributable to common stockholders in the first three months of 2006 and used cash in operations of $1,237,022 during this period. Additionally, although we ended the first quarter of 2006 with a significant working capital deficit of $5,304,939, we were able to secure additional funding during this period to finance our operations as we continued to execute our business plan to acquire and grow companies involved in healthcare staffing. We will need to raise $1,000,000 to $2,000,000 during the next twelve months to satisfy debt service requirements and working capital needs. There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back our acquisition activities and our operations. This would result in an overall slowdown of our development. Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address our financial performance and to achieve positive cash flow during 2006. We replaced a portion of our debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain cash expense savings. However, there can be no assurances that these programs will be successful.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (Revised 2004), Shared-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

The adoption of SFAS No. 123R will require the Company to record substantial non-cash compensation expenses. While the adoption of SFAS No. 123R is not expected to have a significant effect on the Company’s financial condition or cash flows, it is expected to have a significant effect on the Company’s results of operations. The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the pro forma net loss attributable to common shareholders.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148. Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company’s stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

RESULTS OF OPERATIONS

The following condensed consolidated statement of operations includes Crdentia Corp. plus the results of operations of all companies acquired from their respective dates of acquisition.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2006	2005

Revenue from services	$8,984,823	$5,122,313
Direct operating expenses	7,235,519	4,048,820
Gross profit	1,749,304	1,073,493

Operating expenses:
Selling, general, and administrative expenses	2,600,785	1,715,880
Gain from settlement of acquisition claim	(1,064,693)	—
Non-cash stock based compensation	378,260	78,846
Total operating expenses	1,914,352	1,794,726

Loss from operations	(165,048)	(721,233)

Interest expense, net	(1,193,539)	(524,034)

Loss before income taxes	(1,358,587)	(1,245,267)

Income tax expense	—	—

Net loss	(1,358,587)	(1,245,267)

Non-cash preferred stock dividends	—	(2,162,187)

Net loss attributable to common stockholders	$(1,358,587)	$(3,407,454)

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues for the three months ended March 31, 2006 were $8,984,823 compared to revenues of $5,122,313 for the same period in 2005. Revenues increased in 2006 compared to 2005 due to the acquisitions in March and May of 2005. In 2006 approximately 36% (27% in 2005) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. In 2006, we also provided per diem nurses to satisfy the short-term needs of healthcare facilities. Per diem services provided 56% of our revenue for 2006 (63% in 2005). The change in travel/per diem mix from 2005 to 2006 resulted from our acquisition of the TravMed travel business on May 29, 2005 which increased the relative amount of our travel business. The remaining amount of our revenue in 2006 and 2005 came from providing clinical management and staffing services to healthcare facilities and private duty homecare. During 2006 and 2005, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in 2006 was $1,749,304 or 19.5% of revenues compared to $1,073,493 or 21.0% of revenues in 2005. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage. The decrease in gross profit margin is primarily due to increased housing and travel costs associated with our travel nurses. We are currently considering various alternatives to control these costs in the future.

Our selling, general and administrative costs were $2,600,785 or 29% of revenues in 2006 compared to $1,715,880 or 34% of revenues in 2005. Selling, general and administrative expenses are comprised primarily of personnel costs, professional fees related to being a public company and various other office and administrative expenses. Selling, general and administrative costs as a percentage of revenue were lower in 2006 due to cost cutting measures.

In 2005, the Company asserted a claim against a seller of one of the Company’s 2003 acquisitions. In January 2006, the Company and the seller settled with the seller returning 59,150 shares of the Company’s stock that had been issued in connection with the acquisition. The Company reported a gain on this settlement of $1,064,693 representing the fair value of the stock returned on the date of the settlement.

Non-cash stock based compensation expense increased from $78,846 in 2005 to $378,260 in 2006. This increase resulted from the Company’s adoption of SFAS 123R requiring expensing of the fair value of options granted which amounted to approximately $52,000 for the first quarter of 2006 and amortization related to 280,000 shares of restricted stock to officers of the Company which amounted to $238,000 in the first quarter of 2006. Of the 370,000 shares granted in May 2005, 90,000 were incentive based and forfeited in December 2005 when targeted operating goals were not achieved.

Interest costs increased from $524,034 in 2005 to $1,193,539 in 2006. This increase resulted from the $2,000,000 debenture financing which occurred in January 2006, interest rate increases since the first quarter of 2005 and the write-off of $438,501 in unamortized debt discounts and $72,117 in deferred financing costs resulting from the retirement of 50% of our outstanding $2.7 million Term Loan (as discussed above), and the conversion of $260,000 of the debentures (as discussed above).

The non-cash preferred stock dividends in the first quarter of 2005 relate to common stock dividends declared by the Board of Directors on our Series B, Series B-1 and Series C convertible preferred stock as well as cumulative common stock dividends declared on September 30, 2004, December 31, 2004 and March 31, 2005 related to the warrants exercised on March 29, 2005 for 108,333 shares of Series C convertible preferred stock. The common stock dividends on the warrants are payable once the warrants are exercised.

RISK FACTORS

We were formed in November 1997, and commenced operations on August 7, 2003 following our acquisition of Baker Anderson Christie, Inc. Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Our independent registered public accounting firm issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

Our independent registered public accounting firm’s opinion on our 2005 financial statements included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs.

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

There can be no assurance that management’s plans to become cash flow positive during 2006 will be successful. We have been successful raising capital in the past; however, if we are unsuccessful in raising additional capital, we may need to reduce the level of our operations, resulting in a material adverse effect on our business and operations and charges that could be material to our business and results of operations.

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

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that our existing stockholders own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the trading prices listed for our Common Stock on the OTC Bulletin Board and it is possible that we will close future private placements involving the issuance of securities at a discount to prevailing trading prices. Depending upon the price per share of securities that we sell in the future, a stockholder’s interest in us will be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute our calculation of any such adjustments.  Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to affect dilutive securities issuances or adjustments to previously issued securities. In addition, future financings may include provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action.

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

The Credit Facility imposes various restrictions on our activities without the consent of the lenders, including a prohibition on fundamental changes to us or our direct or indirect subsidiaries (including certain consolidations, mergers and sales and transfer of assets, and limitations on our ability or any of our direct or indirect subsidiaries to grant liens upon our property or assets).  In addition, under the Credit Facility we must meet certain net worth, earnings and debt service coverage requirements.  The Credit Facility includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility may be accelerated.  In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility shall automatically become immediately due and payable. We are currently in default of certain covenants and requirements contained in the Credit Facility.

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

The terms of our 2006 convertible debentures limit our ability to, among other things: declare or pay dividends or distributions on any equity securities, create or incur additional indebtedness, create additional liens on our assets and repurchase common stock. These restrictions could adversely affect our ability to borrow additional funds or raise additional equity to fund our future operations. In addition, if we fail to comply with any of the covenants contained in the agreements or otherwise default on the convertible debentures, the holders may accelerate the indebtedness, and we may not have sufficient funds available to make the required payments. We are currently in default of certain covenants contained in the convertible debentures.

MedCap Partners L.P. controls a majority of our outstanding capital stock and this may delay or prevent change of control of our company or adversely affect our stock price.

MedCap Partners L.P. controls approximately 77% of our outstanding capital stock, after the April 3, 2006 preferred stock and warrant exchange. As a result, MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. C. Fred Toney, a member or our Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.

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

As of March 31, 2006, we had $24.8 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At March 31, 2006, goodwill and other intangible assets represented 79% of our total assets.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

On January 27, 2006, we filed suit against the sellers of TravMed USA, Inc. asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of the acquisition agreement. The Company is seeking damages related to the above claims.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Since January 1, 2006, the Company has issued and sold the following unregistered securities:

•                  On January 6, 2006, the Company issued to investors $2,000,000 aggregate principal amount of 8% Convertible Subordinated Debentures, Short Term Warrants to purchase an aggregate of 333,333 shares of common stock and Long Term Warrants to purchase an aggregate total of 166,666 shares of common stock.

•                  On January 24, 2006, the Company issued 125,000 shares of common stock to MedCap Partners LP for cash proceeds of $750,000.

•                  On March 3, 2006, the Company issued 25,000 shares of common stock to MedCap Partners LP for cash proceeds of $200,000.

•                  On March 13, 2006, the Company issued 25,000 shares of common stock to MedCap Partners LP and MedCap Master Fund L.P for cash proceeds of $200,000.

•                  On March 24, 2006, the Company issued 150,000 shares of restricted common stock to its Chairman and Chief Executive Officer.

•                  On April 3, 2006 the Company issued 58,333 shares of common stock to MedCap Partners LP for cash proceeds of $350,000

•                  On April 4, 2006 the Company issued 10,257,131 shares of common stock to accredited investors, including MedCap Partners LP and James D. Durham, in exchange for all outstanding shares of the Company’s Series C convertible Preferred stock and warrants to purchase Series C Convertible Preferred Stock and Series B-1 Convertible Preferred Stock.

•                  On April 18, 2006 the Company issued 229,128 shares of common stock in connection with its acquisition of Staff Search Ltd.

The issuances of the securities were made pursuant to an exemption from registration provided by the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities

The disclosure set forth in Notes 5, 6, 7 and 8 to Crdentia Corp.’s Unaudited Condensed Consolidated Financial Statements dated March 31, 2006 included in Item 1 of Part I of this Quarterly Report, to the extent applicable, is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)                                  Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement dated April 10, 2006 by and among Crdentia Corp., CRDE Corp., Staff Search Acquisition Corp., Staff Search, Ltd., SSL GP, LCC and J.W. Iden.

2.2	First Amendment to Asset Purchase Agreement dated April 18, 2006 by and among Crdentia Corp., CRDE Corp., Staff Search Acquisition Corp., Staff Search, Ltd., SSL GP, LCC and J.W. Iden.

3.1(2)	Restated Certificate of Incorporation.

3.2(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3(4)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(4)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.5(4)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.6(2)	Restated Bylaws.

3.7(5)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.8(6)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.9(7)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.10(8)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.77(9)	Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

3.12(10)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

3.13(11)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

3.14(10)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.
3.15(12)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Crdentia Corp.

3.16(14)	Certificate of Amendment to Restated Certificate of Incorporation.

3.17(14)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.17(14)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.18(13)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

10.63(16)	Securities Purchase Agreement by and among the Company and the investors identified on the signature pages thereto, dated as of January 6, 2006.

10.64(16)	Form of Convertible Debenture by and among the Company and the investors identified on the signature pages thereto, dated as of January 6, 2006.

10.65(16)	Form of Long-Term Stock Purchase Warrant by and among the Company and the investors identified on the signature pages thereto, dated as of January 6, 2006.

10.66(16)	Form of Short-Term Stock Purchase Warrant by and among the Company and the investors identified on the signature pages thereto.

10.67(16)	Form of Registration Rights Agreement by and among the Company and the investors identified on the signature pages thereto, dated as of January 6, 2006.

10.68(17)	Separation Agreement by and between Crdentia Corp. and Pamela Atherton, dated January 7, 2006.

10.69(17)	General Release of Claims by and between Crdentia Corp. and Pamela Atherton, dated January 7, 2006.

10.70(17)	Settlement Agreement, dated January 9, 2006, by and among Crdentia Corp., Nick Liuzza, Sr., Nick Liuzza, Jr., Christopher Liuzza and certain other former shareholders of New Age Staffing, Inc.

10.72(15)	Promissory Note Issued by Crdentia to Staff Search Ltd.

10.73	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement dated March 24, 2006 by and between Crdentia Corp. and James D. Durham.

10.74	Notice of Stock Option Award and Stock Option Award Agreement dated March 24, 2006 by and between Crdentia Corp. and James T. TerBeest.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(2)	Filed with a Current Report on Form 8-K dated August 22, 2002.
(3)	Filed with a Quarterly Report on Form 10-QSB dated August 12, 2003.
(4)	Filed with an amended Current Report on Form 8-K/A dated June 28, 2004.
(5)	Filed with a Current Report on Form 8-K dated December 30, 2003.
(6)	Filed with a Current Report on Form 8-K dated February 20, 2004.
(7)	Filed with a Current Report on Form 8-K dated June 22, 2004.
(8)	Filed with an amended Current Report on Form 8-K/A dated October 10, 2004.
(9)	Filed with a Current Report on Form 8-K dated August 24, 2004.
(10)	Filed with an amended Current Report on Form 8-K/A dated October 10, 2004.
(11)	Filed with a Current Report on Form 8-K dated September 7, 2004.
(12)	Filed with a Current Report on Form 8-K dated January 1, 2005.
(13)	Filed with a Current Report on Form 8-K dated March 21, 2005.
(14)	Filed on Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 with the Securities and Exchange Commission on April 4, 2006.
(15)	Filed with a Current Report on Form 8-K dated April 18, 2006.
(16)	Previously filed on Form 8-K with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.
(17)	Previously filed on Form 8-K with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.

Dated: May 15, 2006	By:	/s/ James D. Durham
James D. Durham
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: May 15, 2006	By:	/s/ James J. TerBeest
James J. TerBeest
Chief Financial Officer
(Principal Financial Officer)