Form 10QSB
period 2006-06-30
CRDENTIA CORP
filed 2006-08-14
CIK 1073857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 0-31152

CRDENTIA CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	76-0585701
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At
August  9, 2006, 14,329,960 shares of common stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CRDENTIA CORP.

Form 10-QSB Quarterly Report
For Quarterly Period Ended June 30, 2006

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CRDENTIA CORP.
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$111,526	$434,921
Accounts receivable, net of allowance for doubtful accounts of $207,771 at June 30, 2006 and $275,000 at December 31, 2005	5,630,000	4,566,975
Unbilled receivables	740,743	625,899
Other current assets	641,302	464,865
Total current assets	7,123,571	6,092,660

Property and equipment, net	460,165	418,837
Goodwill	24,532,476	22,977,377
Intangible assets, net	1,972,732	1,985,585
Other assets	867,939	518,001

Total assets	$34,956,883	$31,992,460

Current liabilities:
Revolving lines of credit	$5,131,323	$4,672,096
Accounts payable and accrued expenses	1,945,818	1,447,905
Accrued dividends on convertible preferred stock	—	800,748
Accrued employee compensation and benefits	1,059,189	980,005
Debentures, net of discount of $1,450,003	289,997	—
Notes payable	1,410,000	3,215,490
Current portion of notes payable to lender, net of discount of $140,150 at June 30, 2006 and $200,168 at December 31, 2005	907,651	1,147,634
Other current liabilities	190,723	321,963
Total current liabilities	10,934,701	12,585,841

Note payable to lender, less current portion, net of discount of $200,167	—	1,149,833
Long term bonus payable	850,996	801,084
Other long-term liabilities	7,032	7,032

Total liabilities	11,792,729	14,543,790

Commitments and contingencies

Convertible preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock $0.0001 par value, 183,028 shares issued and outstanding at December 31, 2005 (liquidation preference of $54,908,400 at December 31, 2005)	—	10,020,048
Series C preferred stock warrants	—	839,555

Stockholders’ equity:
Common stock, par value $0.0001, 150,000,000 shares authorized, 14,437,601 shares issued and 14,329,966 shares outstanding at June 30, 2006 and 3,515,766 shares issued and 3,408,125 shares outstanding at December 31, 2005	1,444	352
Additional paid in capital	126,286,828	109,802,174
Treasury stock, 107,641 shares at cost	—	—
Accumulated deficit	(103,124,118)	(103,213,459)
Total stockholders’ equity	23,164,154	6,589,067

Total liabilities and stockholders’ equity	$34,956,883	$31,992,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue from services	$11,312,679	$9,207,508	$20,297,502	$14,329,821
Direct operating expenses	8,964,495	7,110,117	16,200,014	11,158,937
Gross profit	2,348,184	2,097,391	4,097,488	3,170,884

Operating expenses:
Selling, general, and administrative expenses	3,090,962	2,175,271	5,691,747	3,891,151
Loss on impairment of intangibles	123,000	—	123,000	—
Gain from settlement of acquisition claim	—	—	(1,064,693)	—
Gain from extinguishment of debt	(3,215,490)	—	(3,215,490)	—
Non-cash stock based compensation	451,369	191,488	829,629	270,334
Total operating expenses	449,841	2,366,759	2,364,193	4,161,485

Income (loss) from operations	1,898,343	(269,368)	1,733,295	(990,601)

Interest expense, net	(450,415)	(474,884)	(1,643,954)	(998,918)

Income (loss) before income taxes	1,447,928	(744,252)	89,341	(1,989,519)

Income tax expense	—	—	—	—

Net income (loss)	$1,447,928	$(744,252)	$89,341	$(1,989,519)

Deemed dividend on preferred stock	(45,554,618)	—	(45,554,618)	—
Non-cash preferred stock dividends	—	(200,792)	—	(2,362,979)

Net loss attributable to common stockholders	$(44,106,690)	$(945,044)	$(45,465,277)	$(4,352,498)

Basic and diluted loss per common share attributable to common stockholders	$(3.26)	$(0.35)	$(5.41)	$(2.15)

Weighted average number of common shares outstanding—basic and diluted	13,520,008	2,671,462	8,396,203	2,021,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income (loss)	$89,341	$(1,989,519)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of long-term bonus payable	49,912	45,181
Non-cash interest expense	1,157,612	435,171
Depreciation and amortization	523,633	382,882
Loss on impairment of intangibles	123,000	—
Gain on disposal of fixed assets	(500)	—
Gain on settlement of acquisition claim	(1,064,693)	—
Gain on extinguishment of debt	(3,215,490)	—
Non-cash stock based compensation	829,629	270,334
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(1,063,025)	(330,206)
Unbilled receivables	(114,844)	(357,763)
Other assets and liabilities	(333,224)	166,281
Accounts payable and accrued expenses	162,876	(1,489,439)
Accrued employee compensation and benefits	79,184	375,900
Net cash used in operating activities	(2,776,589)	(2,491,178)

Investing activities
Purchases of property and equipment	(88,608)	(25,907)
Cash paid for acquisition of subsidiaries, net of cash received	—	(4,939,180)
Other	—	9,505
Net cash used in investing activities	(88,608)	(4,955,582)

Financing activities
Issuance of common stock for cash	1,500,000	—
Exercise of warrants for Series C preferred stock, net of expenses	—	7,713,083
Net increase in revolving lines of credit	459,227	414,836
Repayment of subordinated convertible note	(12,500)	(12,500)
Proceeds from notes payable to majority stockholder	—	1,050,000
Repayment of notes payable to majority stockholder	—	(1,450,000)
Proceeds from debentures and warrants	2,000,000	—
Repayment of note payable to lender	(1,650,000)	—
Proceeds from note payable	245,075	—
Repayment of notes payable to sellers	—	(138,156)
Debt issuance costs	—	(21,639)
Net cash provided by financing activities	2,541,802	7,555,624

Net increase (decrease) in cash and cash equivalents	(323,395)	108,864
Cash and cash equivalents at beginning of period	434,921	362,472
Cash and cash equivalents at end of period	$111,526	$471,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

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

At the beginning of 2003, the Company was a development stage company with no commercial operations.  During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies.  The companies acquired in 2003 were Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which holds the limited partner and general partner interests in PSR Nurses, Ltd.  During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.  During 2005, the Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC, Prime Staff, LP and Mint Medical Staffing Odessa.  During 2006, the Company purchased Staff Search Ltd.

The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition.  All intercompany transactions have been eliminated in consolidation.

On April 4, 2006 the Company executed a one-for-ten reverse stock split of the outstanding shares of common stock.  All common share and per share information included in these financial statements and notes have been retroactively adjusted to reflect the reverse stock split.

Basis of Presentation

The accompanying unaudited financial data as of June 30, 2006 and for the three months and six months ended June 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2006 and for the three months and six months ended June 30, 2006 and 2005 have been made.  The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the expected operating results for the full year.

Going Concern

The Company used cash in operations of $2,776,589 during the first six months of operations in 2006.   Although the Company ended the second quarter of 2006 with a significant working capital deficit of $3,811,130, it was able to secure additional funding during this period to finance its operations as it continued to execute its business plan to acquire and grow companies involved in healthcare staffing.  The Company will need to raise additional funds during the next twelve months for working capital needs and for debt refinancing.  There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives.  The Company’s challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations.  This would result in an overall slowdown of the Company’s development.  The Company’s short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address the Company’s financial performance and to improve cash flow during 2006.  The Company replaced a portion of its debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain expense savings.  Management is devoting constant attention toward achieving growth both organically and through acquisitions so that the Company can spread its corporate overhead over a larger base of business and achieve economies of scale.  In an effort to become much larger and achieve economies of scale, on July 31, 2006, the Company announced that it had entered into a non-binding letter of intent to merge with Caregiver Services, Inc. (“CSI”), a leading provider of in-home assisted living and supplemental staffing services throughout Florida.  Under terms of the letter, CSI will merge into a wholly owned subsidiary of the Company and CSI shareholders will receive the Company’s common stock.  CSI will be provided representation on the Company’s Board of Directors and CSI’s Chief Executive Officer, Alan Soderquist, will also join the executive management team. Upon closing of the transaction, it is contemplated that shareholders of CSI will own approximately 60% of the Company’s outstanding common stock, subject to an adjustment of up to 5% up or down based upon an agreed upon formula.  The completion of the proposed transaction is subject to the execution of a definitive agreement and approval of the Board of Directors of both Crdentia and CSI, along with approval by the shareholders of CSI.  The parties have also agreed to enter into an exclusivity agreement regarding the proposed transaction for a period of 30 days. There can be no assurance that this merger will close.

While there can be no assurances that the Company will be successful, management has taken some significant steps in 2006 to achieve critical mass and to emerge as a profitable, competitive company.  The Company’s liquidity outlook will be affected significantly by developments with CSI during the third quarter of 2006.

On a stand-alone basis, the Company will need $1 million to $2 million of debt or equity in the next twelve months to fund regular working capital shortfalls. The Company is currently negotiating with debenture holders to raise additional capital. There is no assurance that the Company will be successful, and if not successful in raising capital in the very short-term, the Company could be harmed and could be unable to meet payroll costs. The Company will also need over $6 million in the third quarter of 2006 to repay its present revolving credit facility and term loan if it is are unable to renegotiate the terms of its existing debt.

Stock-Based Compensation

On January 1, 2006 the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by issuance of such equity instruments.  The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense by the Company.

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006.  The Company’s consolidated interim financial statements for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS 123R.  In accordance with the modified prospective method, the consolidated interim financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.  See pro forma information below.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R.  As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the pro forma information required under SFAS 148 for the periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

The table below shows net loss per share attributable to common stockholders for the three and six months ended June 30, 2005 as if the Company had elected the fair value method of accounting for stock options effective January 1, 2005.

		Three months ended June 30, 2005	Six months ended June 30, 2005

Net loss attributable to common stockholders, as reported		$(945,044)	$(4,352,498)
Add:	stock-based employee compensation in reported net loss, net of related tax effects	191,488	270,334
Deduct:	stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(232,789)	(325,023)
Pro forma net loss attributable to common stockholders, as adjusted		$(986,345)	$(4,407,187)

Loss per share attributable to common stockholders:
Basic and diluted, as reported		$(.35)	$(2.15)
Basic and diluted, as adjusted		$(.37)	$(2.18)

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each period divided by the weighted average number of shares of common stock outstanding for each period (excluding restricted common stock issued to certain officers of the Company).  Diluted earnings per common share include both the weighted average number of common shares and any dilutive common share equivalents such as convertible securities, options or warrants in the calculation.  As the Company recorded net losses for the three and six months ended June 30, 2005, and 2006, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding.  Common share equivalents that were excluded in the three and six months ended June 30, 2006 were 1,357,195 and 1,400,528, respectively, and in both the three and six months ended June 30, 2005 were 4,161,602.

Note 2    Acquisitions

On April 18, 2006 the Company acquired the assets of Staff Search Ltd. for $2,386,174, including preliminary acquisition costs.  The Company issued a promissory note in the principal amount of $1,410,000 and issued 229,128 shares of its common stock valued at $976,174 (determined by the average of $4.26 per share which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the acquisition date).  The promissory note was purchased from the seller by the Company’s majority stockholder.  The promissory note accrues interest at a rate equal to 8.00% per annum.  The principal amount of the note, plus all accrued interest, is payable upon demand of the holder.  The note includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts due under the note shall become immediately payable.  The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$345,075
Customer related intangible assets	486,000
Goodwill	1,555,099
Total assets acquired	2,386,174
Liabilities assumed	—
Net assets acquired	$2,386,174

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years.  The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions and was initially developed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired. The Company will be required to pay additional cash and issue additional shares of its common stock to the former stockholders of Staff Search Ltd. should its results of operations exceed performance standards established in the merger agreement.  If results of operations for Staff Search Ltd. fall below performance standards established in the merger agreement, the former stockholders of Staff Search Ltd. are required to return certain amounts of the Company’s common stock that were issued in connection with the acquisition.  The goodwill acquired may be amortized for federal income tax purposes.

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

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Revenue from services	$11,312,679	$13,028,571	$23,547,502	$26,984,700
Net loss attributable to common stockholders	$(44,106,690)	$(845,054)	$(45,381,027)	$(1,429,189)
Basic and diluted net loss per common share attributable to common stockholders	$(3.26)	$(0.29)	$(5.32)	$(0.62)
Weighted-average shares of common stock outstanding (basic and diluted)	13,545,187	2,906,757	8,522,793	2,323,226

Note 3    Settlement of Acquisition Claim

In 2005, the Company asserted a claim against a seller of one of the Company’s 2003 acquisitions.  In January 2006, the Company and the seller settled with the seller returning 59,150 shares of the Company’s common stock that had been issued in connection with the acquisition.  The Company reported a gain on settlement of acquisition claim of $1,064,693 representing the fair value of the stock returned on the date of the settlement.  The offset to the gain recorded was a reduction in common stock and additional paid-in capital.  The returned shares were retired immediately.

Note 4    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2006	December 31, 2005

Accounts payable	$1,086,403	$825,986
Accrued expenses	859,415	621,919

	$1,945,818	$1,447,905

Note 5    Revolving Line of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC (“Bridge Healthcare”), pursuant to which the Company obtained a revolving credit facility that allowed for maximum borrowings of up to $15,000,000 (the “Loan”).  During the first quarter of 2005, the maximum borrowings under the Loan were reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees.  The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (11.0% at June 30, 2006) with interest payable monthly.  Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants.  Customer payments are used to repay the advances on the Loan after deducting charges for interest expense, unused line and account management fees.  Except in certain limited circumstances, the Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  In May 2005 the Company renegotiated covenants related to the Loan; however, at December 31, 2005 and each quarter thereafter, the Company is not in compliance with the revised covenants.  Bridge Healthcare waived compliance with the covenants for 2005.  However, in subsequent quarters, the Company had not obtained a waiver for non-compliance.  Management is currently considering various alternatives to rectify covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender.  The Company was charged fees by Bridge Healthcare for various compliance violations and related waivers granted during 2005 and 2006.

During the third quarter of 2005, Bridge Healthcare made a $600,000 credit line available to the Company in the form of an over-advance on the Company’s Loan.  The line of credit was used as necessary to pay certain remaining amounts due on acquisitions completed in March 2005 and for working capital purposes.  During the first quarter of 2006, the Company used proceeds from a private offering (as discussed in Note 8) to repay the $600,000 over-advance.  During the second quarter of 2006, Bridge Healthcare made $650,000 available to the Company in the form of an over-advance on the Loan.  The over-advance was used for working capital purposes and is to be repaid on or before September 15, 2006.  The $650,000 over-advance is partially secured by a guaranty from MedCap Partners L.P. (“MedCap”), the Company’s majority stockholder, with the remainder secured by a personal guaranty from C. Fred Toney, a member of the Company’s board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap.  Bridge Healthcare charges monthly fees in excess of normal Loan interest charges for all over-advances.

The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated.  There are also cross default provisions between the Loan and the Term Loan discussed in Note 6.  The outstanding balance on the Loan is $5,131,323 at June 30, 2006, which represents the total availability under the line relative to the amount of receivables outstanding at that date plus over-advances discussed above.  The maturity date of the Loan was extended for an additional year through June 2008.  The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of the Company.

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

The Term Loan provides that the Company shall issue warrants to purchase shares of common stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing.  On August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility.  As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance.  The discount is being amortized to interest expense over the life of the Term Loan.  During the first quarter of 2006, the Company used proceeds from a private offering (as discussed in Note 8) to repay $1,350,000 of the Term Loan.  As a result of this repayment, the Company recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment.  Amortization of the remaining discount totaled $60,017 during the first six months of 2006.  During the second quarter of 2006, Bridge Healthcare demanded further repayments of the term loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan is paid in full.  The outstanding balance of the Term Loan is $1,047,801 at June 30, 2006, which is before an unamortized discount of $140,150.

Except in certain limited circumstances, based on terms of the agreement, the Term Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  Bridge Healthcare has indicated an intent to waive the prepayment penalty if the Company repays the Term Loan during 2006.  The Company is currently seeking to refinance the Term Loan.  The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender.  In May 2005 the Company renegotiated covenants related to the term loan; however, at December 31, 2005 and in subsequent quarters, the Company is not in compliance with the revised covenants.  Bridge Healthcare waived compliance with the covenants for 2005.  However, during 2006, the Company has not obtained waivers for non-compliance.  Accordingly, the Term Loan has been classified as a current liability on the accompanying balance sheet as of June 30, 2006.  The Company was charged fees by Bridge for various compliance violations and related waivers granted during 2005 and 2006.  Management is currently considering various alternatives to rectify this covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender.  The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated.  There are also cross default provisions between the Term Loan and the Loan.

Note 7    Notes Payable to Sellers

As partial consideration for the acquisition of TravMed USA, Inc. (“TravMed”) on March 29, 2005, the Company issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490.  The notes were three-year convertible notes bearing interest at 7.75%.  Monthly interest payments were required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt.  The Company did not make debt service payments required by terms of these notes payable to sellers as claims had been asserted in State District Court in Dallas, Texas against the sellers of TravMed for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief.  The Company received a notice of default in early November 2005 and the due date of the notes was accelerated such that the entire balance of the notes payable to sellers was due.  The default under the notes payable to sellers triggered defaults under the Loan and Term Loan discussed in Notes 5 and 6, as well as the Debentures discussed in Note 8.  Also, as a result of this default, Bridge Healthcare has discontinued making revolving credit loans to the Company on receivables of TravMed.

On May 9, 2006, under terms of agreements to acquire TravMed, the Company returned to the sellers the shares in TravMed that it had acquired on March 29, 2005.  Upon return of the shares to the sellers, the Company was permitted to retain TravMed receivables existing on May 9, 2006, and the $3,215,490 of seller notes payable were extinguished.  Following the return of the shares, the sellers are released from covenants not to compete, and the Company and the sellers are free to compete for existing customer contracts.  (See further discussion in Note 12) Management believes that substantially all customers will elect to contract directly with the Company. Based on management’s estimated loss of customers, the Company has recorded an impairment charge of $123,000 of intangibles assigned to customer relationships.  In addition, the Company has reported a gain on extinguishment of seller debt of $3,215,490 and has reversed $132,000 of interest expense accrued on the $3,215,490 note.  All of these amounts were recorded during the second quarter of 2006.

Note 8    Debentures

In January 2006, the Company completed a private placement totaling $4 million.  The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures.  The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at the Company’s option.  The debentures are convertible into common stock at a price of $6.00 per share.  The sale of convertible debentures included common stock warrant coverage allowing debenture holders to exercise warrants to purchase 500,000 common shares.  Warrants to purchase 166,667 common shares have a five year term and an exercise price of $7.50 per share.  Warrants to purchase 333,333 common shares at an exercise price of $6.00 per share expired on June 14, 2006 with none being exercised.  The Company computed the relative fair value of the warrants at $1,443,265 and the beneficial conversion feature related to the debentures at $556,735, and recorded these amounts as a discount to the debentures which is being amortized over the term of the debentures.

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

The debentures have cross-default provisions with the Company’s revolving line of credit and notes payable to lender.  Since the Company is in default on its revolving line of credit and notes payable to lender, it is also in default on the debentures.  Accordingly, the amount of the debentures ($1,740,000 face value outstanding and $289,997 after a discount of $1,450,003) has been classified as a current obligation on the accompanying balance sheet as of June 30, 2006.  Amortization of the remaining discount on debentures totaled $346,873 for the six months ended June 30, 2006.

The Company has registered the shares (including the shares issuable upon conversion of the debentures and exercise of the warrants) for resale on a registration statement.  The Company has used the proceeds from the private placement for working capital and the retirement of 50% of its outstanding $2.7 million Term Loan (discussed in Note 6) as well as retirement of the initial $600,000 over-advance facility (discussed in Note 5).

Note 9    Convertible Preferred Stock

On April 3, 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock as follows:

Description of security	Shares to be exchanged	Common stock to be issued

Series C Convertible Preferred Stock	183,028	9,151,400
Series C Warrants	124,086	1,054,731
Series B-1 Warrants	6,000	51,000

The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm.  The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C preferred stock warrants on the Company’s balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603.  This exchange also resulted in the recognition of a deemed dividend of $45,554,618.  This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Convertible Preferred Stock and Warrants of $10,859,603.

Note 10  Common Stock and Stock Options

In the first six months of 2006 the Company completed further equity financings with MedCap Partners L.P., the Company’s majority stockholder, for $1,500,000 at per share prices ranging from $6.00 to $8.00.  The proceeds were used for working capital purposes.

On April 4, 2006, the Company implemented a one-for-ten reverse split of its outstanding shares of common stock.  At the Company’s Annual Meeting of Stockholders held on November 8, 2005, its stockholders approved a proposal to amend its Amended and Restated Certificate of Incorporation to effect a reverse stock split of all of its outstanding shares of common stock at an exchange ratio ranging from one-to-two to one-to-ten, with the final ratio to be determined by the Board of Directors following stockholder approval.  Pursuant to a resolution of the Board of Directors effective March 1, 2006, the directors approved a reverse stock split at an exchange ratio of one-to-ten.  No fractional shares were issued in connection with the reverse stock split.  In lieu of fractional shares, stockholders received a cash payment based on the market price, after adjustment for the effect of the stock split, of the Company’s common stock on the effective date of the stock split.  The cash payment for fractional shares was nominal.  The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company’s common stock that were issued and outstanding immediately prior to the effective time of the stock split.  All common and per share information included in these financial statements and notes have been retroactively adjusted to reflect the reverse stock split.

Employee Stock Options and Restricted Stock Grants

The Company entered into a Restricted Stock Bonus Agreement with James D. Durham, its Chief Executive Officer dated effective March 24, 2006.  Pursuant to the agreement, the Company issued Mr. Durham 150,000 shares of its common stock with an aggregate fair market value of $675,000.  The shares of restricted stock vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter.  In addition to the time vesting requirement, these shares are also subject to minimum stock trading volume levels.  In the event of a “Corporate Transaction” (as defined in the agreement), the shares shall immediately become fully vested if, within five years after the Corporate Transaction, Mr. Durham’s service is terminated by the successor company, the Company or a related entity without “Cause” or voluntarily by Mr. Durham with “Good Reason.”  The Company is expensing the fair market value of these restricted shares over the four year vesting period.  The Company recorded $42,187 in expense in the second quarter of 2006 associated with this restricted stock grant.

On March 24, 2006 the Company granted James J. TerBeest, its Chief Financial Officer an option to purchase 150,000 shares of common stock at a per share exercise price of $4.50.  The shares of common stock subject to the option vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter.

On May 2, 2006, the Board of Directors granted 177,318 options to purchase the Company’s common stock to employees of the Company at a per share exercise price of $4.00 per share.

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006.  The Company’s consolidated interim financial statements for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS 123R. The impact on the Company’s results of operations of recording stock-based compensation for the three and six months ended June 30, 2006 was approximately $235,182 and $445,442, respectively, and was recorded in selling, general, and administrative expenses.

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  There were no stock options exercised in the three or six months ended June 30, 2006 and 2005.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used for six months ended June 30, 2006.

Six Months Ended June 30, 2006
Risk-free interest rate	4.66% - 4.98%
Expected lives (in years)	4
Dividend Yield	0.00%
Expected volatility	103.36% - 113.12%

Stock option activity is summarized as follows:

Six Months Ended June 30, 2006
Outstanding, January 1	500,667
Granted	327,318
Exercised	0
Forfeited	(20,740)
Outstanding, June 30	807,245

Six Months Ended June 30, 2006

Exercisable at June 30	372,023
Non-vested, January 1	349,517
Non-vested, June 30	435,222
Granted	327,318
Forfeited	20,740
Vested, net of forfeitures	70,779

Average exercise price per share:

Outstanding, January 1	$10.21
Granted	4.23
Exercised	—
Forfeited	21.35
Outstanding, June 30	9.50
Exercisable	7.85
Non-vested, January 1	9.50
Non-vested, June 30	8.41

Weighted-average remaining term of outstanding options	8.59
Weighted-average remaining term of exercisable options	7.63

Weighted-average grant date fair value	$3.16
Total future cost of unvested options	$5,847,689
Weighted-average period of unvested options	3.41 years

Note 11  Supplemental Disclosure to the Statements of Cash Flows

	June 30, 2006	June 30, 2005
Supplemental cash flow disclosures:
Cash paid for interest	$469,307	$438,706
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Conversion of preferred stock into common stock	—	30,873,400
Conversion of debentures into common stock	260,000	—
Issuance of the following in connection with acquisitions:
Common stock issued	976,084	2,888,864
Revolving credit line assumed	—	941,390
Notes payable issued for acquisition	1,410,000	3,215,490
Common stock issued as payment of preferred stock dividends	800,748	3,390,233
Common stock issued associated with working capital loans from majority stockholder		162,500
Common stock issued for interest on debentures	69,600	—
Common stock issued in exchange for Series C preferred stock, Series B-1 warrants and Series C
warrants	10,859,603	—
Placement fees payable related to sale of common stock	65,000	—
Value of debentures allocated to attached common stock warrants and beneficial conversion feature	2,000,000	—
Cost associated with registration statement	100,037	—
Fair value of warrants issued as placement fee related to debentures	419,722	—

Note 12  Legal Proceedings

On January 27, 2006, the Company filed suit against the sellers of TravMed USA, Inc. asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of the acquisition agreement.  The Company is seeking damages related to the above claim.  On May 5, 2006, the sellers of TravMed USA, Inc. filed a counterclaim and application for temporary restraining order and injunctive relief claiming breach of contract.  Management believes this counterclaim is without merit and the Company intends to vigorously defend the counterclaim.

On January 31, 2006, the Company filed suit against the sellers of Arizona Home Health/Private Duty, Inc. asserting claims for fraud, indemnity, and declaratory relief arising out of the acquisition agreement.  On February 23, 2006, the sellers filed a counterclaim. Management believes this counterclaim is without merit and the Company intends to vigorously defend the counterclaim.

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

Note 13  Subsequent Events

On July 31, 2006, the Company announced that it had entered into a non-binding letter of intent to merge with Caregiver Services, Inc. (“CSI”), a leading provider of in-home assisted living and supplemental staffing services throughout Florida.  Under terms of the letter, CSI will merge into a wholly owned subsidiary of Crdentia and CSI shareholders will receive Crdentia common stock. CSI will be provided representation on Crdentia’s Board of Directors and CSI’s Chief Executive Officer, Alan Soderquist, will also join Crdentia’s executive management team. Upon closing of the transaction, the parties contemplate that shareholders of CSI will own approximately 60% of Crdentia’s outstanding common stock, subject to an adjustment of up to 5% up or down based on an agreed upon formula. The completion of the proposed transaction is subject to the execution of a definitive agreement and approval of the Board of Directors of both Crdentia and CSI, along with approval by the shareholders of CSI. The parties have also agreed to enter into an exclusivity agreement regarding the proposed transaction for a period of 30 days. There can be no assurance that this merger will close.

Subsequent to June 30, 2006, Bridge Healthcare made $475,000 available to the Company in the form of additional over-advances on the Company’s Loan.  The over-advances were used for working capital purposes, are to be repaid on or before September 15, 2006, and are secured by a personal guaranty from C. Fred Toney, a member of the Company’s board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

OVERVIEW

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB.

We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements and our plans for future periods. In addition, the words “could,” “expects,” “anticipates,” “objective,” “plan,” “may affect,” “may depend,” “believes,” “estimates,” “projects” and similar words and phrases are also intended to identify such forward-looking statements.

There are various factors — many beyond our control — that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in our forward-looking statements. Such factors may also cause substantial volatility in the market price of our Common Stock. We have included below under “Risk Factors” a description of the known risks that we believe to be material. All forward-looking statements included in this Quarterly Report are current only as of the date of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, locum tenens, allied services and private duty home care.  Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States.  Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments.  Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities.  Our locum tenens physicians contract with us to perform medical services for healthcare organizations for a specified length of time.  Our allied services primarily consist of diagnostic imaging, respiratory, laboratory, therapies and administrative modalities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home.  We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

We did not have any revenue in 2003 until we completed our first acquisition in August 2003.  During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies.  In 2004, we purchased two companies, in 2005 purchased three additional companies and on April 18, 2006 we purchased one company.  We have contracted with more than 1,500 healthcare facilities across 49 U.S. states and the District of Columbia.  We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

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

•                  We continue to identify innovative ways to attract and retain nurses.

•                  We are vigorously managing professional liability insurance costs, workers compensation insurance costs, and health care costs to enhance gross margins.

•                  We are aggressively expanding our locum tenens business, our allied services and our home health business in an effort to improve gross margins through a better mix of the services provided.

•                  We are devoting constant attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.

•                  During the first six months of 2006, we raised approximately $2,000,000 in debentures and $1,500,000 in equity.  These proceeds were used to repay $1,650,000 on the term loan and the balance was used for working capital purposes.  We are currently working to raise additional debt and equity for working capital needs and for debt refinancing.

•                  We are seeking to list our common stock on the Nasdaq Market or another national exchange (our common stock is currently quoted on the OTC Bulletin Board).

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2006, we raised approximately $2,000,000 in debentures and $1,500,000 in equity.  These proceeds were used to repay $1,650,000 on the term loan and the balance was used for working capital purposes.  We are currently working to raise additional debt and equity for working capital needs and for debt refinancing.

On June 16, 2004, we entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC (“Bridge Healthcare”), pursuant to which we obtained a revolving credit facility up to $15,000,000 (the “Loan”).  During the first quarter of 2005, the Loan was reduced to $10,000,000 permitting us to lower its effective interest rate through lower unused line fees.  The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (11.0% at June 30, 2006).  Interest is payable monthly.  Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants.  Customer payments are used to repay the advances on the Loan after deducting charges for interest expense, unused line and account management fees.  Except in certain limited circumstances, the Loan cannot be prepaid in full without our incurring a significant prepayment penalty.  The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  In May 2005 we renegotiated covenants related to the Loan; however, at December 31, 2005 and each quarter thereafter, we are not in compliance with the revised covenants.  Bridge Healthcare waived compliance with the covenants for 2005.  However, in subsequent quarters, we have not obtained a waiver for non-compliance.  Management is currently considering various alternatives to rectify covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender. We have been charged fees by Bridge Healthcare for various compliance violations and related waivers in 2005 and 2006.

During the third quarter of 2005, Bridge Healthcare made a $600,000 credit line available to us in the form of an over-advance on our Loan.  The line of credit was used as necessary to pay certain remaining amounts due on acquisitions completed in March 2005 and for working capital purposes.  During the first quarter of 2006, we used proceeds from a private offering as discussed below to repay the $600,000 over-advance.  During the second quarter of 2006, Bridge Healthcare made $650,000 available to us in the form of an over-advance on our Loan.  The over-advance was used for working capital purposes and is to be repaid on or before September 15, 2006.  The $650,000 over-advance is partially secured by a guaranty from MedCap Partners L.P. (“MedCap”), our majority stockholder, with the remainder secured by a personal guaranty from C. Fred Toney, a member of our board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap.  Bridge Healthcare charges monthly fees in excess of normal Loan interest charges for all over-advances.

Subsequent to June 30, 2006, Bridge Healthcare made $475,000 available to us in the form of additional over-advances on our Loan.  The over-advances were used for working capital purposes, are to be repaid on or before September 15, 2006, and are secured by a personal guaranty from C. Fred Toney, a member of our board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap.

The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated.  There are also cross default provisions between the Loan and the Term Loan discussed below.  The outstanding balance on the Loan is $5,131,323 at June 30, 2006, which represents the total availability under the line relative to the amount of receivables outstanding at that date plus over-advances discussed above.  The maturity date of the Loan was extended for an additional year through June 2008.  The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of Crdentia.

Pursuant to a loan agreement dated August 31, 2004, we obtained a term loan credit facility (“Term Loan”) in the amount up to $10,000,000 from Bridge Opportunity Finance, LLC, an affiliate of Bridge Healthcare.  We may obtain loans under the agreement to fund permitted acquisitions.  Any loans obtained under the Term Loan are due and payable in full on August 31, 2007 and bear interest at the rate of fifteen and one-quarter percent (15.25%) per annum.  Interest is payable monthly.  The Term Loan is secured by all of our assets.  On August 31, 2004, we received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

The Term Loan provides that we shall issue warrants to purchase shares of common stock to the lender up to 12% of our overall capitalization on the date of borrowing.  On August 31, 2004, we issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility.  As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance.  The discount is being amortized to interest expense over the life of the Term Loan.  During the first quarter of 2006, we used proceeds from a private offering as discussed below to repay $1,350,000 of the Term Loan.  As a result of this repayment, we recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment.  Amortization of the remaining discount totaled $60,017 during the first six months of 2006.  During the second quarter of 2006, Bridge Healthcare demanded further repayments of the Term Loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan is paid in full.  The outstanding balance of the Term Loan is $1,047,801 at June 30, 2006, which is before an unamortized discount of $140,150.

Except in certain limited circumstances, based on terms of the agreement, the Term Loan cannot be prepaid in full without our incurring a significant prepayment penalty.  Bridge Healthcare has indicated an intent to waive the prepayment penalty if we repay the Term Loan during 2006.  We are currently seeking to refinance the Term Loan.  The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  At March 31, 2005, we were out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender.  In May 2005 we renegotiated covenants related to the term loan; however, at December 31, 2005 and in subsequent quarters, we are not in compliance with the revised covenants.  Bridge Healthcare waived compliance with the covenants for 2005.  However, during 2006, we have not obtained waivers for non-compliance.  Accordingly, the Term Loan has been classified as a current liability on the accompanying balance sheet as of June 30, 2006.  We were charged fees by Bridge for various compliance violations and related waivers granted during 2005 and 2006.  Management is currently considering various alternatives to rectify this covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender.  The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated.  There are also cross default provisions between the Term Loan and the Loan.

As partial consideration for the acquisition of TravMed USA, Inc. (“TravMed”) on March 29, 2005, we issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490.  The notes were three-year convertible notes bearing interest at 7.75%.  Monthly interest payments were required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt.  We did not make debt service payments required by terms of these notes payable to sellers since claims were asserted in State District Court in Dallas, Texas against the sellers of TravMed for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief.  We received a notice of default in early November 2005 and the due date of the notes was accelerated such that the entire balance of the notes payable to sellers was due.  The default under the notes payable to sellers triggered defaults under the Loan and Term Loan discussed above, as well as the Debentures discussed below.  Also, as a result of this default, Bridge Healthcare has discontinued making revolving credit loans to us on receivables of TravMed.

On May 9, 2006, under terms of agreements to acquire TravMed, we returned to the sellers the shares in TravMed that it had acquired on March 29, 2005.  Upon return of the shares to the sellers, we were permitted to retain TravMed receivables existing on May 9, 2006, and the $3,215,490 of seller notes payable were extinguished.  Following the return of the shares, the sellers are released from covenants not to compete, and we and the sellers are free to compete for the customer contracts existing on May 9, 2006.  Management believes that substantially all customers will elect to contract directly with us. Based on management’s estimated loss of customers we have recorded a write-down of $123,000 of intangibles assigned to customer relationships at the time of the acquisition of TravMed.   In addition, we have reported a gain on extinguishment of seller debt of $3,215,490 and have reversed $132,000 of interest expense accrued on the $3,215,490 note.

In January 2006, we completed a private placement totaling $4 million.  The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures.  The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at our option.  The debentures are convertible into common stock at a price of $6.00 per share.  The sale of convertible debentures included common stock warrant coverage allowing debenture holders to exercise warrants to purchase 500,000 common shares.  Warrants to purchase 166,667 common shares have a five year term and an exercise price of $7.50 per share.  Warrants to purchase 333,333 common shares at an exercise price of $6.00 per share expired on June 14, 2006 with none being exercised.  We computed the relative fair value of the warrants at $1,443,265 and the beneficial conversion feature related to the debentures at $556,735, and recorded these amounts as a discount to the debentures which will be amortized over the term of the debentures.

Terms of an agreement with the placement agent representing us required placement fees upon a private placement of at least $5 million.  Although the minimum was not achieved, fees have been accrued and warrants recorded based on the lower amount of funding.  Per the terms of the agreement, $589,722 was recorded as deferred financing costs associated with the debentures and $294,867 was recorded as an offset to proceeds from the equity portion of the funding.  The $589,722 will be amortized over the three year term of the debentures.   A portion of the placement fees were warrants to purchase 50,000 shares of common stock at $6.00 per share.  The warrants have a five year life and were valued at $629,589 ($419,722 recorded as deferred financing costs and $209,867 recorded as an offset to proceeds from the equity offering).  The remaining portion of the fee totaling $255,000 is to be paid in cash.

On February 16, 2006, a holder of the debentures converted $260,000 of the debentures into 43,333 shares of our common stock.  We recognized expense in the amount of $72,117 relating to the deferred financing fees associated with the converted debentures and expense in the amount of $238,333 related to the proportionate share of the unamortized discount on the converted debentures.

The debentures have cross-default provisions with our revolving line of credit and notes payable to lender.  Since we are in default on our revolving line of credit and notes payable to lender, we are also in default on the debentures.  Accordingly, the amount of the debentures ($1,740,000 face value outstanding and $289,997 after a discount of $1,450,003) has been classified as a current obligation on the accompanying balance sheet as of June 30, 2006.

We were obligated to register the shares (including the shares issuable upon conversion of the debentures and exercise of the warrants) for resale on a registration statement.  We have used the proceeds from the private placement for working capital and the retirement of 50% of our outstanding $2.7 million Term Loan discussed above as well as retirement of the $600,000 over-advance facility discussed above.

In the first six months of 2006 we completed further equity financings with our majority stockholder for $1,500,000 at per share prices ranging from $6.00 to $8.00.  The proceeds were used for working capital purposes.  Our capital commitments for the next twelve months are minimal as our business does not require the purchase of plants, factories, extensive capital equipment or inventory.

We used cash in operations of $2,776,589 during the first six months of operations in 2006.   Although we ended the second quarter of 2006 with a significant working capital deficit of $3,811,130, we were able to secure additional funding during this period to finance our operations as we continued to execute our business plan to acquire and grow companies involved in healthcare staffing.  We will need to raise additional funds during the next twelve months for working capital needs and for debt refinancing.  There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives.  Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, we will be forced to scale back our acquisition activities and our operations.  This would result in an overall slowdown of our development.  Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  Management has taken a number of steps to address our financial performance and to improve cash flow during 2006.  We replaced a portion of our debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain expense savings.  We are devoting constant attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.  In an effort to become much larger and achieve economies of scale, on July 31, 2006, we announced that we had entered into a non-binding letter of intent to merge with Caregiver Services, Inc. (“CSI”), a leading provider of in-home assisted living and supplemental staffing services throughout Florida.  Under terms of the letter, CSI will merge into a wholly owned subsidiary of ours and CSI shareholders will receive our common stock. CSI will be provided representation on our Board of Directors and CSI’s Chief Executive Officer, Alan Soderquist, will also join our executive management team. Upon closing of the transaction, we contemplate that shareholders of CSI will own approximately 60% of our outstanding common stock, subject to an adjustment of up to 5% up or down based upon an agreed upon formula to be calculated after issuance of the audited 2006 year-end financial statements of each entity. The completion of the proposed transaction is subject to the execution of a definitive agreement and approval of the Board of Directors of both Crdentia and CSI, along with approval by the shareholders of CSI. The parties have also agreed to enter into an exclusivity agreement regarding the proposed transaction for a period of 30 days. There can be no assurance that this merger will close.

While there can be no assurances that we will be successful, management has taken some significant steps in 2006 to achieve critical mass and to emerge as a profitable, competitive company.  Our liquidity outlook will be affected significantly by developments with CSI during the third quarter of 2006.

On a stand-alone basis, we will need $1 million to $2 million of debt or equity in the next twelve months to fund regular working capital shortfalls. We are currently negotiating with debenture holders to raise additional capital. There is no assurance that we will be successful, and if we are not successful raising capital in the very short-term, we could be harmed and could be unable to meet payroll costs. We will also need over $6 million in the third quarter of 2006 to repay our present revolving credit facility and term loan if we are unable to renegotiate the terms of this existing debt.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the service is rendered on or after the effective date.  The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123.  In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

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

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Revenue from services	$11,313	$9,208	$20,297	$14,330
Direct operating expenses	8,965	7,110	16,200	11,159
Gross profit	2,348	2,098	4,097	3,171

Operating expenses:
Selling, general and administrative expenses	3,091	2,175	5,692	3,891
Loss on impairment of intangibles	123	—	123	—
Gain from settlement acquisition claim	—	—	(1,065)	—
Gain from extinguishment of debt	(3,215)	—	(3,215)	—
Non-cash stock based compensation	451	192	829	271
Total operating expenses	450	2,367	2,364	4,162

Income (loss) from operations	1,898	(269)	1,733	(991)

Interest expense, net	(450)	(475)	(1,644)	(999)

Income (loss) before income taxes	1,448	(744)	89	(1,990)

Income tax expense	—	—	—	—

Net income (loss)	1,448	(744)	89	(1,990)

Deemed dividends on preferred stock	(45,555)	—	(45,555)	—
Non-cash preferred stock dividends	—	(201)	—	(2,363)
Net loss attributable to common stockholders	$(44,107)	$(945)	$(45,466)	$(4,353)

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues in the second quarter of 2006 were $11,313,000 compared to revenues of $9,208,000 in the second quarter of 2005.  Revenues have increased in the second quarter of 2006 compared to the second quarter of 2005 due principally to our acquisition of Staff Search Ltd. in April 2006.  In the second quarter of 2006 approximately 26% (43% in the second quarter of 2005) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the second quarter of 2006, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 61% of our revenue in the second quarter of 2006 (48% in the second quarter of 2005).  The remaining amount of our revenue in the second quarter of 2006 came from providing clinical management and staffing to healthcare facilities and private duty homecare and allied services.  In 2005 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare. During the second quarter of 2006 and 2005, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the second quarter of 2006 was $2,348,000 or 20.8% of revenues compared to $2,098,000 or 22.8% of revenues in the second quarter of 2005. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage.  Price increases have not kept pace with increases in labor, housing and travel costs.  The gross profit percentage in the second quarter of 2006 is less than the percentage in the second quarter of 2005 reflecting a need for price increases in 2006.  As new contracts are negotiated with healthcare facilities in 2006, we are implementing price increases which we believe is consistent with a trend in the temporary staffing industry in 2006.  Since price increases are being implemented during 2006, the majority of the benefit of these increases will not be reflected in higher margin percentages until the last six months of 2006.

Our selling, general and administrative costs were $3,091,000 or 27.3% of revenues in the second quarter of 2006 compared to $2,175,000 or 23.6% of revenues in the second quarter of 2005.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses.  During the second quarter of 2006, we incurred over $126,000 in legal fees associated with the suit filed against the sellers of TravMed.  Selling, general and administrative costs as a percentage of revenue have increased in the second quarter of 2006.  Management is currently endeavoring to reduce selling, general and administrative costs at certain of our locations where cost percentages are higher relative to cost percentages at other locations (benchmarks).  In addition, price increases should bring selling, general and administrative costs as a percentage of revenue more in line with previous periods.

We lost certain customer relationships that were obtained with the TravMed acquisition.   We have recorded a write-down of $123,000 in 2006 related to intangibles assigned to these customer relationships.  We do not anticipate any future write-downs related to these intangibles.

In the second quarter of 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005.  Upon return of the shares to the sellers, $3,215,490 of seller notes payable were extinguished in accordance with terms of the acquisition agreements.  This resulted in a gain from extinguishment of debt of $3,215,490 in the second quarter of 2006.

Non-cash stock based compensation expense increased from $192,000 in 2005 to $451,000 in 2006.  This increase resulted from the Company’s adoption of SFAS 123R requiring expensing of the fair value of options granted and amortization related to 430,000 shares of restricted stock to officers of the Company.  Of the 370,000 shares granted in May 2005, 90,000 were incentive based and forfeited in December 2005 when targeted operating goals were not achieved.

Interest costs decreased from $475,000 in the second quarter of 2005 to $451,000 in the second quarter of 2006.  This decrease in interest cost is due to lower levels of debt, partially offset by higher rates on our revolving credit line, and greater non-cash interest expense relating to discounts on our debentures and amortization of additional deferred financing costs.

During the second quarter of 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock as follows.  The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm.  The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C preferred stock warrants on our balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603.  This exchange also resulted in the recognition of a deemed dividend of $45,555,000.  This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Convertible Preferred Stock and Warrants of $10,859,603.

The non-cash preferred stock dividends in the second quarter of 2005 are cumulative common stock dividends declared for December 31, 2004 and March 31, 2005 related to the warrants exercised on May 2, 2005 for 22,187 shares of Series C convertible preferred stock.  The common stock dividends on the warrants were payable once the warrants were exercised.

Six months ended June 30, 2006  compared to the six months ended June 30, 2005

Revenues in the first six months of 2006 were $20,297,000 compared to revenues of $14,330,000 in the first six months of 2005.  Revenues have increased in the first six months of 2006 compared to the first six months of 2005 due principally to acquisitions in March and May of 2005 and our acquisition of Staff Search Ltd. in April 2006.  In the first six months of 2006 approximately 31% (37% in the first six months of 2005) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the first six months of 2006, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 59% of our revenue in the first six months of 2006 (50% in the first six months of 2005).  The remaining amount of our revenue in the first six months of 2006 came from providing clinical management and staffing to healthcare facilities and private duty homecare and allied services.  In 2005 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare. During the first six months of 2006 and 2005, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the first six months of 2006 was $4,097,000 or 20.2% of revenues compared to $3,171,000 or 22.1% of revenues in the first six months of 2005. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes and workers compensation insurance coverage.  Price increases have not kept pace with increases in labor, housing and travel costs.  The gross profit percentage in the first six months of 2006 is less than the percentage in the first six months of 2005 reflecting a need for price increases in 2006.  As new contracts are negotiated with healthcare facilities in 2006, we are implementing price increases which we believe is consistent with a trend in the temporary staffing industry in 2006.  Since price increases are being implemented during 2006, the majority of the benefit of these increases will not be reflected in higher margin percentages until the last six months of 2006.

Our selling, general and administrative costs were $5,692,000 or 28.0% of revenues in the first six months of 2006 compared to $3,891,000 or 27.2% of revenues in the first six months of 2005.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses.  During the second quarter of 2006, we incurred $126,000 in legal fees associated with the suit filed against the sellers of TravMed.  Selling, general and administrative costs as a percentage of revenue have increased in the first six months of 2006.  Management is currently endeavoring to reduce selling, general and administrative costs at certain of our locations where cost percentages are higher relative to cost percentages at other locations (benchmarks).  In addition, price increases should bring selling, general and administrative costs as a percentage of revenue more in line with previous period.

We lost certain customer relationships that were obtained with the TravMed acquisition.   We have recorded a write-down of $123,000 in 2006 related to intangibles assigned to these customer relationships.  We do not anticipate any future write-downs related to these intangibles.

In 2005, we asserted a claim against a seller of one of our 2003 acquisitions.  In January 2006, we and the seller settled with the seller returning 59,150 shares of our stock that had been issued in connection with the acquisition.  We reported a gain on this settlement of $1,064,693 representing the fair value of the stock returned on the date of the settlement.

In the first six months of 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005.  Upon return of the shares to the sellers, $3,215,490 of seller notes payable were extinguished in accordance with terms of the acquisition agreements.  This resulted in a gain from extinguishment of debt of $3,215,490 in the first six months of 2006.

Non-cash stock based compensation expense increased from $271,000 in 2005 to $830,000 in 2006.  This increase resulted from the Company’s adoption of SFAS 123R requiring expensing of the fair value of options granted and amortization related to 430,000 shares of restricted stock to officers of the Company.  Of the 370,000 shares granted in May 2005, 90,000 were incentive based and forfeited in December 2005 when targeted operating goals were not achieved.

Interest costs increased from $999,000 in the first six months of 2005 to $1,644,000 in the first six months of 2006.  This increase in interest cost is due to higher rates on our revolving credit line, greater non-cash interest expense relating to discounts on our debentures, accelerated write-off of discounts on retired term debt and amortization of additional deferred financing costs partially offset by lower debt levels.

During the first six months of 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock.  The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm.  The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C preferred stock warrants on our balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603.  This exchange also resulted in the recognition of a deemed dividend of $45,554,618.  This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Convertible Preferred Stock and Warrants of $10,859,603.

The non-cash preferred stock dividends in the first six months of 2005 relate to common stock dividends declared by the Board of Directors on our Series B, Series B-1 and Series C convertible preferred stock as well as cumulative common stock dividends declared for September 30, 2004, December 31, 2004 and March 31, 2005 related to the warrants exercised on March 29, 2005 for 108,333 shares of Series C convertible preferred stock and cumulative common stock dividends declared for December 31, 2004 and March 31, 2005 related to the warrants exercised on May 2, 2005 for 22,187 shares of Series C convertible preferred stock.   The common stock dividends on the warrants were payable once the warrants were exercised.

RISK FACTORS

We were formed in November 1997, and commenced operations on August 7, 2003 following our acquisition of Baker Anderson Christie, Inc.  Any investment in our common stock involves a high degree of risk.  You should consider carefully the following information about these risks, together with the other information contained in this report and our other SEC filings, before you decide to buy our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.  If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report.  In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

On a stand-alone basis, we will need $1 million to $2 million of debt or equity in the next twelve months to fund regular working capital shortfalls. There is no assurance that we will be successful, and if we are not successful raising capital in the very short-term, we could be harmed and could be unable to meet payroll costs.

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

•                     difficulties integrating acquired companies into our operating, financial planning andfinancial reporting systems;

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

MedCap Partners L.P. controls approximately 76% of our outstanding capital stock.  As a result, MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions.  These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.  C. Fred Toney, a member or our Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.

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

As of June 30, 2006, we had $26.5 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired.  At June 30, 2006, goodwill and other intangible assets represented 76% of our total assets.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

On January 27, 2006, we filed suit against the sellers of TravMed USA, Inc. asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of the acquisition agreement. We are seeking damages related to the above claims.  On May 5, 2006, the sellers of TravMed USA, Inc. filed a counterclaim and application for temporary restraining order and injunctive relief claiming breach of contract.  We believe this counterclaim is without merit and we intend to vigorously defend the counterclaim.

On January 31, 2006, we filed suit against the sellers of Arizona Home Health/Private Duty, Inc. asserting claims for fraud, indemnity, and declaratory relief arising out of the acquisition agreement.  On February 23, 2006, the sellers filed a counterclaim. We believe this counterclaim is without merit and we intend to vigorously defend the counterclaim.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

The disclosure set forth in Notes 5, 6, 7 and 8 to our Unaudited Condensed Consolidated Financial Statements dated June 30, 2006 included in Item 1 of Part I of this Quarterly Report, to the extent applicable, is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)                                  Exhibits

Exhibit No.	Description
2.1(1)	Asset Purchase Agreement dated April 10, 2006 by and among Crdentia Corp., CRDE Corp., Staff Search Acquisition Corp., Staff Search, Ltd., SSL GP, LCC and J.W. Iden.

2.2(1)	First Amendment to Asset Purchase Agreement dated April 18, 2006 by and among Crdentia Corp., CRDE Corp., Staff Search Acquisition Corp., Staff Search, Ltd., SSL GP, LCC and J.W. Iden.

3.1(2)	Restated Certificate of Incorporation.

3.2(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.3(4)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(4)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.5(4)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.6(2)	Restated Bylaws.

3.7(5)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.8(6)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.

3.9(7)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.10(8)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.

3.77(9)	Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

3.12(10)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.

3.13(11)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

3.14(10)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

3.15(12)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Crdentia Corp.

3.16(14)	Certificate of Amendment to Restated Certificate of Incorporation.

3.17(14)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.17(14)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.18(13)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.

10.72(15)	Promissory Note Issued by Crdentia to Staff Search Ltd.

10.75(16)	Amendment to Executive Employment Agreement dated July 18, 2006 among Crdentia Corp. and James J. TerBeest.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(1)                                  Previously filed a Quarterly Report on Form 10-QSB dated May 15, 2006 and incorporated herein by reference.

(2)                                  Previously filed with a Current Report on Form 8-K dated August 22, 2002 and incorporated herein by reference.

(3)                                  Previously filed with a Quarterly Report on Form 10-QSB dated August 12, 2003 and incorporated herein by reference.

(4)                                  Previously filed with an amended Current Report on Form 8-K/A dated June 28, 2004 and incorporated herein by reference.

(5)                                  Previously filed with a Current Report on Form 8-K dated December 30, 2003 and incorporated herein by reference.

(6)                                  Previously filed with a Current Report on Form 8-K dated February 20, 2004 and incorporated herein by reference.

(7)                                  Previously filed with a Current Report on Form 8-K dated June 22, 2004 and incorporated herein by reference.

(8)                                  Previously filed with an amended Current Report on Form 8-K/A dated October 10, 2004 and incorporated herein by reference.

(9)                                  Previously filed with a Current Report on Form 8-K dated August 24, 2004 and incorporated herein by reference.

(10)                            Previously filed with an amended Current Report on Form 8-K/A dated October 10, 2004 and incorporated herein by reference.

(11)                            Previously filed with a Current Report on Form 8-K dated September 7, 2004 and incorporated herein by reference.

(12)                            Previously filed with a Current Report on Form 8-K dated January 1, 2005 and incorporated herein by reference.

(13)                            Previously filed with a Current Report on Form 8-K dated March 21, 2005 and incorporated herein by reference.

(14)                            Previously filed on Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 with the
Securities and Exchange Commission on April 4, 2006 and incorporated herein by reference.

(15)         Previously filed with a Current Report on Form 8-K dated April 18, 2006 and incorporated herein by reference.

(16)         Previously filed with a Current Report on Form 8-K dated July 18, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.

Dated: August 14, 2006	By:	/s/ James D. Durham
James D. Durham
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: August 14, 2006	By:	/s/ James J. TerBeest
James J. TerBeest
Chief Financial Officer
(Principal Financial Officer)