Form 10QSB
period 2006-09-30
CRDENTIA CORP
filed 2006-11-14
CIK 1073857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At November 9, 2006, 14,344,230 shares of common stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CRDENTIA CORP.

Form 10-QSB Quarterly Report
For Quarterly Period Ended September 30, 2006

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CRDENTIA CORP.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$199,572	$434,921
Marketable securities	421,770	—
Accounts receivable, net of allowance for doubtful accounts of $404,659 at September 30, 2006 and $275,000 at December 31, 2005	6,286,152	5,192,874
Royalty receivable	500,000	—
Other current assets	855,926	464,865
Total current assets	8,263,420	6,092,660

Property and equipment, net	688,064	418,837
Goodwill	26,699,119	22,977,377
Intangible assets, net	1,781,393	1,985,585
Other assets	834,495	518,001

Total assets	$38,266,491	$31,992,460

Current liabilities:
Revolving lines of credit	$5,793,827	$4,672,096
Accounts payable and accrued expenses	2,291,747	1,447,905
Accrued dividends on convertible preferred stock	—	800,748
Accrued employee compensation and benefits	1,218,617	980,005
Current portion of notes payable to lender, net of discount of $110,150 at September 30, 2006 and $200,168 at December 31, 2005	809,212	1,147,634
Debentures, net of discount of $1,305,004	434,996	—
Note payable to majority stockholder	1,410,000	—
Current portion of notes payable to sellers	—	3,215,490
Subordinated convertible notes	—	12,500
Other current liabilities	503,595	309,463
Net current liabilities related to discontinued operations	265,099	—
Total current liabilities	12,727,093	12,585,841

Note payable to lender, less current portion, net of discount of $200,167	—	1,149,833
Long term bonus payable	876,899	801,084
Other long-term liabilities	61,789	7,032

Total liabilities	13,665,781	14,543,790

Commitments and contingencies

Minority interest in iVOW, Inc.	3,500,000	—

Convertible preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock $0.0001 par value, 183,028 shares outstanding at December 31, 2005 (liquidation preference of $54,908,400 at December 31, 2005)	—	10,020,048
Series C preferred stock warrants	—	839,555

Stockholders’ equity:
Common stock, par value $0.0001, 150,000,000 shares authorized, 14,437,601 shares issued and 14,329,960 shares outstanding at September 30, 2006 and 3,515,760 shares issued and 3,408,125 shares outstanding at December 31, 2005	1,444	352
Additional paid in capital	126,745,882	109,802,174
Treasury stock, 107,641 shares at cost	—	—
Accumulated deficit	(105,646,616)	(103,213,459)
Total stockholders’ equity	21,100,710	6,589,067

Total liabilities and stockholders’ equity	$38,266,491	$31,992,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue from services	$10,299,037	$9,553,016	$30,596,539	$23,882,837
Direct operating expenses	8,203,650	7,584,125	24,403,664	18,743,062
Gross profit	2,095,387	1,968,891	6,192,875	5,139,775

Operating expenses:
Selling, general, and administrative expenses	3,246,095	2,470,966	8,937,842	6,362,117
Loss on impairment of intangibles	—	—	123,000	—
Gain from settlement of acquisition claim	—	—	(1,064,693)	—
Gain from extinguishment of debt	—	—	(3,215,490)	—
Non-cash stock based compensation	505,586	401,154	1,335,215	671,488
Total operating expenses	3,751,681	2,872,120	6,115,874	7,033,605

Income (loss) from operations	(1,656,294)	(903,229)	77,001	(1,893,830)

Interest expense, net	(866,204)	(485,451)	(2,510,158)	(1,484,369)

Loss before income taxes	(2,522,498)	(1,388,680)	(2,433,157)	(3,378,199)

Income tax expense	—	—	—	—

Net loss	$(2,522,498)	$(1,388,680)	$(2,433,157)	$(3,378,199)

Deemed dividend on preferred stock	—	—	(45,554,618)	—
Non-cash preferred stock dividends	—	—	—	(2,362,979)

Net loss attributable to common stockholders	$(2,522,498)	$(1,388,680)	$(47,987,775)	$(5,741,178)

Basic and diluted loss per common share attributable to common stockholders	$(0.18)	$(0.52)	$(4.68)	$(2.56)

Weighted average number of common shares outstanding	13,899,960	2,684,133	10,250,945	2,244,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRDENTIA CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(2,433,157)	$(3,378,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,583,799	600,284
Amortization of long-term bonus payable	75,815	68,628
Loss on impairment of intangibles	123,000	—
Depreciation and amortization	764,641	601,072
Gain on disposal of fixed assets	(500)	—
Gain on settlement of acquisition claim	(1,064,693)	—
Gain on extinguishment of debt	(3,215,490)	—
Non-cash stock based compensation	1,335,215	671,488
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,046,664)	(1,107,665)
Other assets and liabilities	(425,133)	(180,282)
Accounts payable and accrued expenses	862,116	(1,325,405)
Accrued employee compensation and benefits	221,050	358,920
Net cash used in operating activities	(3,220,001)	(3,691,159)

Investing activities
Purchases of property and equipment	(167,503)	(117,415)
Net cash received (paid) through acquisition of subsidiaries	370,864	(4,956,980)
Other	—	23,829
Net cash provided by (used in) investing activities	203,361	(5,050,566)

Financing activities
Proceeds from issuance of preferred stock	1,500,000	—
Proceeds from exercise of warrants for Series C preferred stock, net of expenses	—	7,709,183
Net increase in revolving lines of credit	1,121,731	1,594,463
Repayment of subordinated convertible note	(12,500)	(25,000)
Proceeds from notes payable to majority stockholder	—	1,050,000
Repayment of notes payable to majority stockholder	—	(1,450,000)
Proceeds from debentures and warrants	2,000,000	—
Repayment of note payable to lender	(1,778,438)	—
Repayment of notes payable to sellers	—	(184,948)
Debt issuance costs	(49,502)	(11,867)
Net cash provided by financing activities	2,781,291	8,681,831

Net decrease in cash and cash equivalents	(235,349)	(59,894)
Cash and cash equivalents at beginning of period	434,921	362,472
Cash and cash equivalents at end of period	$199,572	$302,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Note 1    Organization and Summary of Significant Accounting Policies

Organization

Crdentia Corp (the “Company”), a Delaware corporation, is a provider of healthcare staffing services in the United States.  Such services include travel nursing, per diem staffing, contractual clinical services, locum tenens, allied services and private duty home health care.  The Company considers these services to be one segment.  Each of these services relate solely to providing healthcare staffing to customers and the Company utilizes common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

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

On September 20, 2006, the Company entered into an Agreement and Plan of Merger with iVOW, Inc.  The completion of the merger is subject to certain conditions, including the receipt of applicable approvals from the Company’s and iVOW’s stockholders.  In connection with the merger, the Company and iVOW have entered into an Interim Management Agreement pursuant to which the Company has sole and exclusive responsibility, authority and discretion to, among other things, manage and control all aspects of iVOW’s business.  As a result of the Interim Management Agreement the Company will account for iVOW on a consolidated basis as of September 20, 2006.  If the merger is not completed, the accounting will be adjusted.  iVOW provides services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis.  See Note 13 for a discussion of this transaction.

On April 4, 2006 the Company executed a one-for-ten reverse stock split of the outstanding shares of common stock.  All common share and per share information included in these financial statements and notes have been retroactively adjusted to reflect the reverse stock split.

Basis of Presentation

The accompanying unaudited financial data as of September 30, 2006 and for the three months and nine months ended  September 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2006 and for the three months and nine months ended September 30, 2006 and 2005 have been made.  The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the expected operating results for the full year.

Going Concern

The Company used cash in operations of $3,220,001 during the first nine months of operations in 2006.   Although the Company ended the third quarter of 2006 with a significant working capital deficit of $4,463,673, it was able to secure additional funding during this period to finance its operations as it continued to execute its business plan to acquire and grow companies involved in healthcare staffing.  The Company will need to raise additional funds during the next twelve months for working capital needs and for debt refinancing.  There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives.  The Company’s challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations.  This would result in an overall slowdown of the Company’s development.  The Company’s short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address the Company’s financial performance and to improve cash flow during 2006.  The Company replaced a portion of its debt with new debt that has a lower interest rate, restructured the operating management team, implemented programs to obtain expense savings and entered into agreements with iVOW, Inc. that has provided the Company with access to iVOW cash.  Management is devoting constant attention toward achieving growth both organically and through acquisitions so that the Company can spread its corporate overhead over a larger base of business and achieve economies of scale. However, there can be no assurances that these programs will be successful.

The Company has entered into an agreement with its current lender that it will refinance its existing revolving credit facility with another lender, including over-advances on its revolving credit facility, and outstanding term debt by November 30, 2006.  The Company also needs additional funds for working capital purposes.  The Company is currently in discussions with another lender to refinance its revolving credit facility and is actively trying to raise additional equity through a private placement.  There can be no assurances that the Company will be successful in these efforts.  If unsuccessful, the Company could be unable to fund payroll costs and could ultimately fail.

Marketable Securities

Marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards No. 115,” Accounting for Certain Investments and Debt and Equity Securities (“SFAS 115).  Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income.  The fair value is based on currently available market prices.  Marketable securities represent an investment in one publicly-traded company.

Royalty Receivable

The royalty receivable represents amounts due under a patent and technology agreement that licensed certain patents and other technology owned by iVOW, Inc. to a third party.  The receivable is stated at the present value of expected future amounts to be collected.

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006.  The Company’s consolidated interim financial statements for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123R.  In accordance with the modified prospective method, the consolidated interim financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.  See pro forma information below.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provision of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R.  As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the pro forma information required under SFAS 148 for the periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

The table below shows net loss per share attributable to common stockholders for the three and nine months ended September 30, 2005 as if the Company had elected the fair value method of accounting for stock options effective January 1, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss attributable to common stockholders, as reported	$(1,388,680)	$(5,741,178)

Add: stock-based employee compensation in reported net loss, net of related tax effects	401,154	671,488
Deduct: stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(465,902)	(790,116)
Pro forma net loss attributable to common stockholders, as adjusted	$(1,452,618)	$(5,859,806)

Loss per share attributable to common stockholders:
Basic and diluted, as reported	$(.52)	$(2.56)
Basic and diluted, as adjusted	$(.54)	$(2.61)

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each period divided by the weighted average number of shares of common stock outstanding for each period (excluding restricted common stock issued to certain officers of the Company).  Diluted earnings per common share include both the weighted average number of common shares and any dilutive common share equivalents such as convertible securities, options or warrants in the calculation.  As the Company recorded net losses for the three and nine months ended September 30, 2006, and 2005, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding.  Common share equivalents that were excluded in the three and nine months ended September 30, 2006 were 1,847,445 and 1,890,778 respectively, and in both the three and nine months ended September 30, 2005 were 4,154,616.

Note 2    Acquisition

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

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years.  The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions and was initially developed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired. The Company will be required to pay additional cash and issue additional shares of its common stock to the former stockholder of Staff Search Ltd. should its results of operations exceed performance standards established in the merger agreement.  If results of operations for Staff Search Ltd. fall below performance standards established in the merger agreement, the former stockholder of Staff Search Ltd. is required to return certain amounts of the Company’s common stock that were issued in connection with the acquisition.  The goodwill acquired may be amortized for federal income tax purposes.

The Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC on March 29, 2005, and Prime Staff, LP and Mint Medical Staffing Odessa on May 4, 2005.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if the acquisitions disclosed above had occurred as of January 1, 2005, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenue from services	$10,299,037	$12,604,201	$33,647,724	$35,320,644

Net loss attributable to common stockholders	(2,522,498)	(1,197,317)	(47,796,412)	(5,104,129)
Basic and diluted net loss per common share attributable to common stockholders	(0.18)	(0.14)	(4.62)	(2.06)
Weighted-average shares of common stock outstanding (basic and diluted)	13,899,960	2,913,261	10,334,874	2,473,661

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

Note 4    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2006	December 31, 2005

Accounts payable	$1,461,868	$825,986
Accrued expenses	829,879	621,919

	$2,291,747	$1,447,905

Note 5    Revolving Line of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC (“Bridge Healthcare”), pursuant to which the Company obtained a revolving credit facility that allowed for maximum borrowings of up to $15,000,000 (the “Loan”).  During the first quarter of 2005, the maximum borrowings under the Loan were reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees.  The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (11.25% at September 30, 2006) with interest payable monthly.  Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants.  Customer payments are used to repay the advances on the Loan after deducting charges for interest expense, unused line and account management fees.  Except in certain limited circumstances, the Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  In May 2005 the Company renegotiated covenants related to the Loan; however, at December 31, 2005 and each quarter thereafter, the Company is not in compliance with the revised covenants.  Bridge Healthcare waived compliance with the covenants for 2005.  However, in subsequent quarters, the Company had not obtained a waiver for non-compliance.  Management is currently considering various alternatives to rectify covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender.  The Company was charged fees by Bridge Healthcare for various compliance violations and related waivers granted during 2005 and 2006.  The Company has entered into an agreement with its current lender that it will refinance its existing revolving credit facility with another lender, including over-advances on its revolving credit facility by November 30, 2006, or at some later date if extended by mutual agreement.

During the third quarter of 2005, Bridge Healthcare made a $600,000 credit line available to the Company in the form of an over-advance on the Company’s Loan.  The line of credit was used as necessary to pay certain remaining amounts due on acquisitions completed in March 2005 and for working capital purposes.  During the first quarter of 2006, the Company used proceeds from a private offering (as discussed in Note 8) to repay the $600,000 over-advance.  During the second and third quarters of 2006, Bridge Healthcare made $1,425,000 available to the Company in the form of over-advances on the Loan.  The over-advances were used for working capital purposes and are to be repaid on or before November 30, 2006, or at some later date if extended by mutual agreement.  The $1,425,000 over-advances are partially secured by a guaranty from MedCap Partners L.P. (“MedCap”), the Company’s majority stockholder, with the remainder secured by personal guaranties from C. Fred Toney, a member of the Company’s board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, and from James D. Durham, Chief Executive Officer and Chairman of the Board of the Company.  Bridge Healthcare charges monthly fees to the Company in excess of normal Loan interest charges for all over-advances.

The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated.  As a result of our non-compliance with covenants, Bridge Healthcare could declare us in default and accelerate the Loan at any time.  There are also cross default provisions between the Loan and the Term Loan discussed in Note 6.  The outstanding balance on the Loan is $5,793,827 at September 30, 2006, which represents the total availability under the line relative to the amount of receivables outstanding at that date plus over-advances of $1,425,000 discussed above.  The maturity date of the Loan was extended for an additional year through June 2008.  The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of the Company.

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

The Term Loan provides that the Company shall issue warrants to purchase shares of common stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing.  On August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility.  As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance.  The discount is being amortized to interest expense over the life of the Term Loan.  During the first quarter of 2006, the Company used proceeds from a private offering (as discussed in Note 8) to repay $1,350,000 of the Term Loan.  As a result of this repayment, the Company recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment.  Amortization of the remaining discount totaled $90,015 during the first nine months of 2006.  During the second quarter of 2006, Bridge Healthcare demanded further repayments of the term loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan is paid in full.  The outstanding balance of the Term Loan is $919,362 at September 30, 2006, which is before an unamortized discount of $110,150.

Except in certain limited circumstances, based on terms of the agreement, the Term Loan cannot be prepaid in full without the Company incurring a significant prepayment penalty.  Bridge Healthcare has indicated an intent to waive the prepayment penalty if the Company repays the Term Loan during 2006.  The Company is currently seeking to refinance the Term Loan and has agreed to refinance it by November 30, 2006, or at some later date if extended by mutual agreement.  The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  At March 31, 2005, the Company was out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender.  In May 2005 the Company renegotiated covenants related to the term loan; however, at December 31, 2005 and in subsequent quarters, the Company is not in compliance with the revised covenants.  Bridge Healthcare waived compliance with the covenants for 2005.  However, during 2006, the Company has not obtained waivers for non-compliance.  Accordingly, the Term Loan has been classified as a current liability on the accompanying balance sheet as of September 30, 2006.  The Company was charged fees by Bridge for various compliance violations and related waivers granted during 2005 and 2006.  Management is currently considering various alternatives to rectify this covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender.  The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated.  There are also cross default provisions between the Term Loan and the Loan.   As a result of our non-compliance with covenants, Bridge Healthcare could declare us in default and accelerate the Term Loan at any time.

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

On May 9, 2006, under terms of agreements to acquire TravMed, the Company returned to the sellers the shares in TravMed that it had acquired on March 29, 2005.  Upon return of the shares to the sellers, the Company was permitted to retain TravMed receivables existing on May 9, 2006, and the $3,215,490 of seller notes payable were extinguished.  Following the return of the shares, the sellers are released from covenants not to compete, and the Company and the sellers are free to compete for existing customer contracts (See further discussion in Note 12).  Management believes that substantially all customers will elect to contract directly with the Company. Based on management’s estimated loss of customers, the Company has recorded an impairment charge of $123,000 of intangibles assigned to customer relationships.  In addition, the Company has reported a gain on extinguishment of seller debt of $3,215,490 and has reversed $132,000 of interest expense accrued on the $3,215,490 note.  All of these amounts were recorded during the second quarter of 2006.

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

The debentures have cross-default provisions with the Company’s revolving line of credit and notes payable to lender.  Since the Company is in default on its revolving line of credit and notes payable to lender, it is also in default on the debentures.  Accordingly, the amount of the debentures ($1,740,000 face value outstanding and $434,996 carrying value after a discount of $1,305,004) has been classified as a current obligation on the accompanying balance sheet as of September 30, 2006.  Amortization of the remaining discount on debentures totaled $456,663 for the nine months ended September 30, 2006.  The holders of the debentures could declare us in default and accelerate the debentures at any time.

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

The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm.  The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C and B-1 preferred stock warrants on the Company’s balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603.  This exchange also resulted in the recognition of a deemed dividend of $45,554,618.  This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the carrying value of the Convertible Preferred Stock and Warrants of $10,859,603.

Note 10  Common Stock and Stock Options

In the first nine months of 2006 the Company completed further equity financings with MedCap Partners L.P., the Company’s majority stockholder, for $1,500,000 at per share prices ranging from $6.00 to $8.00.  The proceeds were used for working capital purposes.

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

Employee Stock Options and Restricted Stock Grants

The Company entered into a Restricted Stock Bonus Agreement with James D. Durham, its Chief Executive Officer dated effective March 24, 2006.  Pursuant to the agreement, the Company issued Mr. Durham 150,000 shares of its common stock with an aggregate fair market value of $675,000.  The shares of restricted stock vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter.  In addition to the time vesting requirement, these shares are also subject to minimum stock trading volume levels.  In the event of a “Corporate Transaction” (as defined in the agreement), the shares shall immediately become fully vested if, within five years after the Corporate Transaction, Mr. Durham’s service is terminated by the successor company, the Company or a related entity without “Cause” or voluntarily by Mr. Durham with “Good Reason.”  The Company is expensing the fair market value of these restricted shares over the four year vesting period.  The Company recorded $42,188 in expense in the third quarter of 2006 associated with this restricted stock grant.

On March 24, 2006 the Company granted James J. TerBeest, its Chief Financial Officer an option to purchase 150,000 shares of common stock at a per share exercise price of $4.50.  The shares of common stock subject to the option vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter.

On May 2, 2006, the Board of Directors granted 177,318 options to purchase the Company’s common stock to employees of the Company at a per share exercise price of $4.00 per share and on August 9, 2006, the Board of Directors granted 17,000 options to purchase the Company’s common stock to an employee of the Company at a per share exercise price of $1.00 per share.

Impact of the Adoption of SFAS 123R

The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006.  The Company’s consolidated interim financial statements for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123R.   The impact on the Company’s results of operations of recording stock-based compensation for the three and nine months ended September 30, 2006 was approximately $150,563 and $344,523, respectively, and was recorded in selling, general, and administrative expenses.

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  There were no stock options exercised in the three or nine months ended September 30, 2006 and 2005.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Risk-free interest rate	4.6%	4.6%
Expected lives (in years)	4	4
Dividend Yield	0	0
Expected volatility	117%	103% - 11	7%

Stock option activity is summarized as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Outstanding, July 1 and January 1	807,245	500,667
Granted	17,000	344,315
Exercised	—	—
Forfeited	(4,045)	(24,785)
Outstanding, September 30	820,200	820,200

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Exercisable at September 30	405,323	405,323
Non-vested, July 1 and January 1	435,222	349,517
Non-vested, September 30	414,877	414,877
Granted	17,000	344,318
Forfeited	4,045	24,785
Vested, net of forfeitures	33,300	104,079

Average exercise price per share:
Outstanding, July 1 and January 1	$9.50	$10.21
Granted	1.00	4.07
Exercised	—	—
Forfeited	16.31	21.34
Outstanding, September 30	7.32	7.32
Exercisable	8.19	8.19
Non-vested, July 1 and January 1	8.41	9.50
Non-vested, September 30	6.62	6.62

Weighted-average remaining term of outstanding options	8.36 years	8.36 years
Weighted-average remaining term of exercisable options	7.39 years	7.39 years

Weighted-average grant date fair value	.78	3.04
Total future cost of unvested options	1,367,205	1,367,205
Weighted-average period of unvested options	9.31 years	9.31 years

Note 11  Supplemental Disclosure to the Statements of Cash Flows

	September 30, 2006	September 30, 2005
Supplemental cash flow disclosures:
Cash paid for interest	$935,005	$754,830
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Conversion of preferred stock into common stock	—	30,873,400
Conversion of debentures into common stock	260,000	—
Issuance of the following in connection with acquisitions:
Common stock issued	976,174	2,888,864
Revolving credit line assumed	—	941,390
Notes payable issued for acquisition	1,410,000	3,215,490
Common stock issued as payment of preferred stock dividends	800,748	3,390,233
Common stock issued associated with working capital loans from majority stockholder	—	162,500
Common stock issued for interest on debentures	69,600	—
Common stock issued in exchange for Series C preferred stock, Series B-1 warrants and Series C warrants	10,859,603	—
Costs accrued associated with sale of common stock	211,569	—
Value of debentures allocated to attached common stock warrants and beneficial conversion feature	2,000,000	—
Fair value of warrants issued as placement fee related to debentures	419,722	—
Fair value of stock returned in connection with settlement of acquisition claim	1,064,693	—

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

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.  Other than as described above, the Company is not currently aware of any such legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results.

Note 13  Minority Interest in iVOW, Inc.

On September 20, 2006, the Company entered into an Agreement and Plan of Merger with iVOW, Inc. (“iVOW”), pursuant to which iVOW Acquisition Corp., a wholly-owned subsidiary of the Company, will merge with and into iVOW, with iVOW continuing as the surviving corporation and a wholly-owned subsidiary of the Company.  The completion of the merger is subject to several conditions, including the receipt of applicable approvals from the Company’s and iVOW’s stockholders. The merger is expected to close by December 31, 2006. At the effective time of the merger, all shares of iVOW common stock issued and outstanding immediately prior to the effective time will be converted automatically into the right to receive, in the aggregate, approximately $3.5 million in shares of the Company’s common stock, subject to reduction based on levels of iVOW debt and other items addressed in the merger agreement.

In connection with the merger, the Company and iVOW have entered into an Interim Management Agreement pursuant to which the Company has sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW’s cash and working capital to defray any and all expenses of both the Company and iVOW.

The Company will account for the merger as a business combination on the effective date.  As a result of the Interim Management Agreement entered into in connection with the merger, the Company will account for iVOW on a consolidated basis as of September 20, 2006, the effective date of the Interim Management Agreement.  If the merger is not completed, the accounting treatment will be adjusted.

Upon completion of the merger, the Company will record the issuance of approximately $3.5 million in shares of its common stock, the fair value of iVOW’s outstanding debt and other liabilities at the time of the merger, and the amount of direct transaction costs associated with the merger, as the estimated purchase price of acquiring iVOW.  The Company will allocate the estimated purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the effective time of the merger.  Any excess of the estimated purchase price over the fair value of net assets acquired will be accounted for as goodwill.

Management is currently assessing the fair values of the tangible and intangible assets and liabilities of iVOW to be acquired or assumed by the Company.  For purposes of these consolidated financial statements at September 30, 2006, management has made a preliminary estimate of the fair values of the assets and liabilities of iVow to be acquired and, accordingly, the excess of purchase price to be paid by the Company to acquire iVOW over the fair value of the net assets acquired has been preliminarily allocated to goodwill.  These estimates are preliminary and the actual purchase price and the fair values of the assets and liabilities actually recorded may differ substantially from these estimates. The Company’s ultimate issuance of $3.5 million in shares of the Company’s common stock to complete the merger has been reflected as a minority interest in iVOW on the accompanying balance sheet at September 30, 2006 as it approximates the estimated fair value of iVOW’s net equity included in the Company’s September 30, 2006 consolidated balance sheet.  The following table summarizes the assets and liabilities of iVOW to be consolidated as of the effective date:

Tangible assets	$1,982,225
Goodwill	2,166,202
Total assets	4,148,427
Liabilities	648,427
Net assets	$3,500,000

Note 14  Subsequent Events

Subsequent to September 30, 2006, Bridge Healthcare made $1,000,000 available to the Company in the form of additional over-advances on the Company’s Loan.  The over-advances are being used for working capital purposes, are to be repaid on or before November 30, 2006, or at some later date if extended by mutual agreement, and are secured by a personal guaranty from C. Fred Toney, a member of the Company’s board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, MedCap Partners, L.P. and James D. Durham, Chief Executive Officer of Crdentia and Chairman of the Board.

Subsequent to September 30, 2006, the Company engaged an investment banker to raise equity through a private placement.  The Company is also negotiating with a lender to refinance its revolving credit facility.  If these fund raising activities are successful, proceeds would be used to refinance substantially all existing debt, to fund working capital needs and to make additional acquisitions.

On October 6, 2006, one of the debenture holders converted $76,000 of debentures at $6.00 per common share.  In connection with the conversion, the Company issued 14,270 shares of Crdentia common stock which included shares for interest accrued to date on the converted debentures.

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

We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, locum tenens, allied services and private duty home care.  Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States.  Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments.  Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities.  Under our locum tenens program, physicians contract with us to perform medical services for healthcare organizations for a specified length of time.  Our allied services primarily consist of diagnostic imaging, respiratory, laboratory, therapies and administrative modalities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home.  We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

We did not have any revenue in 2003 until we completed our first acquisition in August 2003.  During 2003 we began operating four newly acquired companies, combining the various back offices and support staff into a central location and began streamlining the operations.  We have continued to pursue our operational plan of acquiring companies in the healthcare staffing field and purchased two companies in 2004, three companies in 2005 and one company on April 18, 2006.

On September 20, 2006, we entered into an Agreement and Plan of Merger with iVOW, Inc. (“iVOW”).  iVOW is a Nasdaq listed company focused exclusively on the disease state management of chronic and morbid obesity.  The completion of the merger is subject to several conditions, including the receipt of applicable approvals from the stockholders of both companies. The merger is expected to close by December 31, 2006. At the effective time of the merger, all shares of iVOW common stock issued and outstanding immediately prior to the effective time will be converted automatically into the right to receive, in the aggregate, approximately $3.5 million in shares of Crdentia common stock, subject to reduction based on levels of iVOW debt and other items addressed in the merger agreement.  In connection with the merger, we and iVOW entered into an Interim Management Agreement pursuant to which we have sole and exclusive responsibility, authority and discretion to, among other things, manage and control all aspects of iVOW’s business.  As a result of the Interim Management Agreement, we will account for iVOW on a consolidated basis as of September 20, 2006.  iVOW provides services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis.

Some key factors we are focusing on to improve performance are as follows:

•                  We continue to identify innovative ways to attract and retain nurses.

•                  We are vigorously managing the amounts billed to healthcare facilities in relation to the payroll cost of our nurses in an effort to improve gross margins.

•                  We are managing selling, general and administrative costs at our field office locations to limit these expenses to no more than 10% of the revenue at each location.

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

•                  We are seeking to raise additional debt and equity capital to refinance existing debt to reduce interest expense.  Additional funds will also be used to continue to pursue acquisitions.

•                  We are seeking to list our common stock on the Nasdaq Market or another national exchange (our common stock is currently quoted on the OTC Bulletin Board).

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2006, we raised $2,000,000 in debentures and $1,500,000 in equity.  These proceeds were used to repay $1,650,000 on the term loan, a $600,000 over-advance on our revolving line of credit and the balance was used for working capital purposes.  We are currently working to raise additional debt and equity for working capital needs, for debt refinancing and for continuing our acquisition program.

On June 16, 2004, we entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC (“Bridge Healthcare”), pursuant to which we obtained a revolving credit facility up to $15,000,000 (the “Loan”).  During the first quarter of 2005, the Loan was reduced to $10,000,000 permitting us to lower its effective interest rate through lower unused line fees.  The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum (11.25% at September 30, 2006).  Interest is payable monthly.  Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants.  Customer payments are used to repay the advances on the Loan after deducting charges for interest expense, unused line and account management fees.  Except in certain limited circumstances, the Loan cannot be prepaid in full without our incurring a significant prepayment penalty.  The financial covenants are for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  In May 2005 we renegotiated covenants related to the Loan; however, at December 31, 2005 and each quarter thereafter, we are not in compliance with the revised covenants.  Bridge Healthcare waived compliance with the covenants for 2005.  However, in subsequent quarters, we have not obtained a waiver for non-compliance.  Management is currently considering various alternatives to rectify covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender. We have been charged fees by Bridge Healthcare for various compliance violations and related waivers in 2005 and 2006.  As a result of our non-compliance with covenants, Bridge Healthcare could declare us in default and accelerate the Loan at any time.

During the third quarter of 2005, Bridge Healthcare made a $600,000 credit line available to us in the form of an over-advance on our Loan.  The line of credit was used as necessary to pay certain remaining amounts due on acquisitions completed in March 2005 and for working capital purposes.  During the first quarter of 2006, we used proceeds from a private offering as discussed below to repay the $600,000 over-advance.  During the second and third quarters of 2006, Bridge Healthcare made $1,425,000 available to us in the form of over-

advances on our Loan.  The over-advances were used for working capital purposes and are to be repaid on or before November 30, 2006, or at some later date if extended by mutual agreement.  The $1,425,000 of over-advances are partially secured by a guaranty from MedCap Partners L.P. (“MedCap”), our majority stockholder, with the remainder secured by a personal guaranty from C. Fred Toney, a member of our board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, and by a personal guaranty from James D. Durham, our Chief Executive Officer and Chairman of the Board.  Bridge Healthcare charges us monthly fees in excess of normal Loan interest charges for all over-advances.

Subsequent to September 30, 2006, Bridge Healthcare made $1,000,000 available to us in the form of additional over-advances on our Loan.  The over-advances are being used for working capital purposes, are to be repaid on or before November 30, 2006, or at some later date if extended by mutual agreement, and are secured by a personal guaranty from C. Fred Toney, a member of our board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, MedCap Partners, L.P. and James D. Durham, Chief Executive Officer of the Company and Chairman of the Board.

The Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated.  There are also cross default provisions between the Loan and the Term Loan discussed below.  The outstanding balance on the Loan is $5,793,827 at September 30, 2006, which represents the total availability under the line relative to the amount of receivables outstanding at that date plus over-advances discussed above.  The maturity date of the Loan was extended for an additional year through June 2008.  The prepayment penalty discussed above is applicable for the one-year extension period except the amount is reduced in the event of a change in control of Crdentia.

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

The Term Loan provides that we shall issue warrants to purchase shares of common stock to the lender up to 12% of our overall capitalization on the date of borrowing.  On August 31, 2004, we issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility.  As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance.  The discount is being amortized to interest expense over the life of the Term Loan.  During the first quarter of 2006, we used proceeds from a private offering as discussed below to repay $1,350,000 of the Term Loan.  As a result of this repayment, we recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment.  Amortization of the remaining discount totaled $90,015 during the first nine months of 2006.  During the second quarter of 2006, Bridge Healthcare demanded further repayments of the Term Loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan is paid in full.  The outstanding balance of the Term Loan is $919,362 at September 30, 2006, which is before an unamortized discount of $110,150.

Except in certain limited circumstances, based on terms of the agreement, the Term Loan cannot be prepaid in full without our incurring a significant prepayment penalty.  Bridge Healthcare has indicated intent to waive the prepayment penalty if we repay the Term Loan during 2006.  We are currently seeking to refinance the Term Loan and have agreed to refinance it by November 30, 2006, or at some later date if extended by mutual agreement.  The Term Loan also contains certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  At March 31, 2005, we were out of compliance with certain financial covenants of the Term Loan, for which a waiver was received from the lender.  In May 2005 we renegotiated covenants related to the term loan; however, at December 31, 2005 and in subsequent quarters, we are not in compliance with the revised covenants.  Bridge Healthcare waived compliance with the covenants for 2005.  However, during 2006, we have not obtained waivers for non-compliance.  Accordingly, the Term Loan has been classified as a current liability on the accompanying balance sheet as of September 30, 2006.  We were charged fees by Bridge for various compliance violations and related waivers granted during 2005 and 2006.  Management is currently considering various alternatives to rectify this covenant non-compliance, including renegotiating the covenants with Bridge Healthcare or negotiating a new facility with a new lender.  The Term Loan includes events of default (with grace periods as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan may be accelerated.  There are also cross default provisions between the Term Loan and the Loan.  As a result of our non-compliance with covenants, Bridge Healthcare could declare us in default and accelerate the Term Loan at any time.

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

The debentures have cross-default provisions with our revolving line of credit and notes payable to lender.  Since we are in default on our revolving line of credit and notes payable to lender, we are also in default on the debentures.  Accordingly, the amount of the debentures ($1,740,000 face value outstanding and $434,996 after a discount of

$1,305,004) has been classified as a current obligation on the accompanying balance sheet as of September 30, 2006.  The holders of the debentures could declare us in default and accelerate the debentures at any time.

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

On October 6, 2006, one of the debenture holders converted $76,000 of debentures at $6.00 per share.  In connection with the conversion, we issued 14,270 shares of Crdentia common stock which included shares for interest accrued to date on the converted debentures.

We used cash in operations of $3,220,001 during the first nine months of operations in 2006.   Although we ended the third quarter of 2006 with a significant working capital deficit of $4,463,673, we were able to secure additional funding during this period to finance our operations as we continued to execute our business plan to acquire and grow companies involved in healthcare staffing.  We will need to raise additional funds during the next twelve months for working capital needs and for debt refinancing.  There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives.  Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, we will be forced to scale back our acquisition activities and our operations.  This would result in an overall slowdown of our development.  Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address our financial performance and to improve cash flow during 2006.  We have replaced a portion of our debt with new debt that has a lower interest rate, restructured the operating management team, implemented programs to obtain expense savings and entered into agreements with iVOW, Inc. that has provided us with access to iVOW cash.  Management is devoting constant attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.  However, there can be no assurances that these programs will be successful.

We have entered into an agreement with our current lender to refinance its existing revolving credit facility, including over-advances on its revolving credit facility, and outstanding term debt by November 30, 2006.  We also need additional funds for working capital purposes.  We are currently in discussions with another lender to refinance our revolving credit facility and are actively trying to raise additional equity through a private placement.  There can be no assurances that we will be successful in these efforts.  If unsuccessful, we could be unable to fund payroll costs and could ultimately fail.

As described above, on September 20, 2006, we entered an Agreement and Plan of Merger with iVOW.  In connection with the merger, we and iVOW entered into an Interim Management Agreement pursuant to which we have sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW’s cash and working capital to defray any and all expenses of both companies.  iVOW has available cash and certain other assets that can be converted into cash in the near term.  Our access to this cash and other assets of iVOW will provide us with needed working capital which may be sufficient until the debt and equity funds referred to above can be made available to us.

In early November we engaged an investment banker to raise up to $10 million in equity through a private placement.  We are also negotiating with a lender to refinance our revolving credit facility.  If these fund raising activities are successful, proceeds would be used to refinance substantially all existing debt, to fund working capital needs and to make additional acquisitions.

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

Stock-Based Compensation

On January 1, 2006, we adopted the modified prospective method of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the service is rendered on or after the effective date.  The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123.  In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

The adoption of SFAS No. 123R will require us to record substantial non-cash compensation expenses.  While the adoption of SFAS No. 123R is not expected to have a significant effect on our financial condition or cash flows, it is expected to have a significant effect on our results of operations.  The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by us in the future.  However, had we adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the pro forma net loss attributable to common shareholders.

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148.  Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of our stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and SFAS No. 148 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

RESULTS OF OPERATIONS

The following condensed financial information includes Crdentia Corp. plus the results of operations of all companies acquired from their respective dates of acquisition (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Revenue from services	$10,299	$9,553	$30,596	$23,883
Direct operating expenses	8,204	7,584	24,403	18,743
Gross profit	2,095	1,969	6,193	5,140

Operating expenses:
Selling, general and administrative expenses	3,246	2,471	8,939	6,362
Loss on impairment of intangibles	—	—	123	—
Gain from settlement of acquisition claim	—	—	(1,065)	—
Gain from extinguishment of debt	—	—	(3,216)	—
Non-cash stock based compensation	505	401	1,335	672
Total operating expenses	3,751	2,872	6,116	7,034

Income (loss) from operations	(1,656)	(903)	77	(1,894)

Interest expense, net	(866)	(486)	(2,510)	(1,484)

Loss before income taxes	(2,522)	(1,389)	(2,433)	(3,378)

Income tax expense	—	—	—	—

Net loss	(2,522)	(1,389)	(2,433)	(3,378)

Deemed dividends on preferred stock	—	—	(45,555)	—
Non-cash preferred stock dividends	—	—	—	(2,363)
Net loss attributable to common stockholders	$(2,522)	$(1,389)	$(47,988)	$(5,741)

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues in the third quarter of 2006 were $10,299,000 compared to revenues of $9,553,000 in the third quarter of 2005.  Revenues have increased in the third quarter of 2006 compared to the third quarter of 2005 due principally to our acquisition of Staff Search Ltd. in April 2006.  However, the increase in revenue due to our acquisition was offset in part by decreases in revenue related to closing portions of our operations in California and to the loss of customers related to litigation surrounding the TravMed acquisition. In the third quarter of 2006 approximately 21% (39% in the third quarter of 2005) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the third quarter of 2006, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 63% of our revenue in the third quarter of 2006 (53% in the third quarter of 2005).  The remaining amount of our revenue in the third quarter of 2006 came from providing clinical management and staffing to healthcare facilities, private duty homecare, locum tenens revenue and allied services.  In 2005 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare. During the third quarter of 2006 and 2005, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the third quarter of 2006 was $2,095,000 or 20.3% of revenues compared to $1,969,000 or 20.6% of revenues in the third quarter of 2005. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage.

Our selling, general and administrative costs were $3,246,000 or 31.5% of revenues in the third quarter of 2006 compared to $2,471,000 or 25.9% of revenues in the third quarter of 2005.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses.  Selling, general and administrative costs as a percentage of revenue have increased in the third quarter of 2006, partly due to legal fees incurred in connection with several lawsuits initiated by us against sellers of some of our acquired businesses.  Management is currently endeavoring to reduce selling, general and administrative costs at certain locations where cost percentages are higher compared to some of our other benchmark locations where costs are lower and better controlled.  In addition, price increases and organic growth should bring selling, general and administrative costs as a percentage of revenue more in line with previous periods.

Non-cash stock based compensation expense increased from $401,000 in 2005 to $505,000 in 2006.  This increase resulted from the Company’s adoption of SFAS 123R requiring expensing of the fair value of options granted and from additional restricted stock being granted in 2006. A majority of the expense in 2006 and all of the expense in 2005 relates to amortization of restricted stock granted to officers of the Company.

Interest costs increased from $486,000 in the third quarter of 2005 to $866,000 in the third quarter of 2006.  This increase in interest cost is due to higher rates on our revolving credit facility and to greater non-cash interest expense arising from discounts on our debentures and amortization of additional deferred financing costs.

Nine months ended September 30, 2006  compared to the nine months ended September 30, 2005

Revenues in the first nine months of 2006 were $30,596,000 compared to revenues of $23,883,000 in the first nine months of 2005.  Revenues have increased in the first nine months of 2006 compared to the first nine months of 2005 due principally to acquisitions in March and May of 2005 and our acquisition of Staff Search Ltd. in April 2006.  However, the increase in revenue due to our acquisitions was offset in part by decreases in revenue related to closing portions of our operations in California and to the loss of customers related to litigation surrounding the TravMed acquisition. In the first nine months of 2006 approximately 27% (38% in the first nine months of 2005) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  In the first nine months of 2006, we also provided per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 60% of our revenue in the first nine months of 2006 (51% in the first nine months of 2005).  The remaining amount of our revenue in the first nine months of 2006 came from providing clinical management and staffing to healthcare facilities, private duty homecare, locum tenens revenue and allied services.  In 2005 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare. During the first nine months of 2006 and 2005, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the first nine months of 2006 was $6,193,000 or 20.2% of revenues compared to $5,140,000 or 21.5% of revenues in the first nine months of 2005. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage.  Price increases have not kept pace with increases in labor, housing and travel costs.  The gross profit percentage in the first nine months of 2006 is less than the percentage in the first nine months of 2005 reflecting a need for price increases in 2006.  As new contracts are negotiated with healthcare facilities in 2006, we are implementing price increases which we believe is consistent with a trend in the temporary staffing industry in 2006.  Since price increases are being implemented during 2006, the majority of the benefit of these increases will not be reflected in higher margin percentages until later in 2006 and on into 2007.

Our selling, general and administrative costs were $8,939,000 or 29.2% of revenues in the first nine months of 2006 compared to $6,362,000 or 26.6% of revenues in the first nine months of 2005.  Selling, general and administrative expenses are comprised primarily of personnel costs, legal and audit fees related to being a public company and various other office and administrative expenses.  Selling, general and administrative costs as a percentage of revenue have increased in the first nine months of 2006, partly due to legal fees incurred in connection with several lawsuits initiated by us against sellers of some of our acquired businesses.    Management is currently endeavoring to reduce selling, general and administrative costs at certain locations where cost percentages are higher compared to some of our other benchmark locations where costs are lower and better controlled.  In addition, price increases and organic growth should bring selling, general and administrative costs as a percentage of revenue more in line with previous periods.

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

In the first nine months of 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005.  Upon return of the shares to the sellers, $3,215,490 of seller notes payable were extinguished in accordance with terms of the acquisition agreements.  This resulted in a gain from extinguishment of debt of $3,215,490 in the first nine months of 2006.

Non-cash stock based compensation expense increased from $672,000 in the first nine months of 2005 to $1,335,000 in the first nine months of 2006. This increase resulted from the Company’s adoption of SFAS 123R requiring expensing of the fair value of options granted and from additional restricted stock being granted in 2006. A majority of the expense in 2006 and all of the expense in 2005 relates to amortization of restricted stock granted to officers of the Company.

Interest costs increased from $1,484,000 in the first nine months of 2005 to $2,510,000 in the first nine months of 2006.  This increase in interest cost is due to higher rates on our revolving credit line, greater non-cash interest expense relating to discounts on our debentures, accelerated write-off of discounts on retired term debt and amortization of additional deferred financing costs.

During the first nine months of 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock.  The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm.  The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C preferred stock warrants on our balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603.  This exchange also resulted in the recognition of a deemed dividend of $45,554,618.  This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Convertible Preferred Stock and Warrants of $10,859,603.

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

We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business.  We cannot assure you that additional capital will be available to it when needed, if at all, or, if available, will be obtained on terms attractive to is.  Our failure to raise additional capital when needed could cause it to cease our operations.

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

There is no assurance that we will be successful in raising the additional capital that we need to operate our business, and if we are not successful in raising capital in the short-term we could be harmed and could be unable to meet payroll costs.

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

There is no active public market for our common stock, and the trading price of our common stock is subject to volatility.

The quotation of shares of our common stock on the OTC Bulletin Board began on February 24, 2003.  There can be no assurances that an active public market will develop or continue for our common stock.  Our common stock is thinly traded and experiences significant price fluctuations.  In addition, our stock is considered a “penny stock” under Rule 3a51-1 under the Exchange Act.  In general, a “penny stock” includes securities of companies which are not listed on the principal stock exchanges or the Nasdaq Global Market and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years.  “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market.

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

We will need to raise additional capital.  One possibility for raising additional capital is the public or private sale of common stock or securities convertible into or exercisable for our common stock.  Such sales could be consummated at a significant discount to the trading price of our stock.

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that our existing stockholders own.  In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the trading prices listed for our common stock on the OTC Bulletin Board and it is possible that we will close future private placements involving the issuance of securities at a discount to prevailing trading prices.  Depending upon the price per share of securities that we sell in the future, a stockholder’s interest in us will be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities.  No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute the calculation of any such adjustments.  Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to affect dilutive securities issuances or adjustments to previously issued securities.  In addition, future financings may include provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action.  Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control.  These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes.  In addition, these provisions could require us to record additional non-cash expenses.

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

The Credit Facility involves significant interest expenses and other fees.  In addition, except in certain limited circumstances, the Revolving Facility cannot be pre-paid in full without incurring a significant pre-payment penalty.

The Credit Facility imposes various restrictions on our activities without the consent of the lenders, including a prohibition on fundamental changes to us or our direct or indirect subsidiaries (including certain consolidations, mergers and sales and transfer of assets, and limitations on our ability or any of our direct or indirect subsidiaries to grant liens upon our property or assets).  In addition, under the Credit Facility we must meet certain net worth, earnings and debt service coverage requirements.  The Credit Facility includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility may be accelerated.  In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Facility, including the principal amount of, and accrued interest on, the Credit Facility shall automatically become immediately due and payable.  We are currently in default of certain covenants and requirements contained in the Credit Facility.  As a result, the lender could declare us in default and accelerate all indebtedness under the Credit Facility at any time.

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

The terms of our 2006 convertible debentures limit our ability to, among other things: declare or pay dividends or distributions on any equity securities, create or incur additional indebtedness, create additional liens on our assets and repurchase common stock.  These restrictions could adversely affect our ability to borrow additional funds or raise additional equity to fund our future operations.  In addition, if we fail to comply with any of the covenants contained in the agreements or otherwise default on the convertible debentures, the holders may accelerate the indebtedness, and we may not have sufficient funds available to make the required payments.  We are currently in default of certain covenants contained in the convertible debentures.  As a result, the holders of the debentures could declare us in default and accelerate all indebtedness at any time.

MedCap Partners L.P. controls a majority of our outstanding capital stock, and this may delay or prevent a change of control of the company or adversely affect our stock price.

MedCap Partners L.P. and MedCap Master Fund L.P. (the “MedCap Funds”) control approximately 77% of our outstanding capital stock.  In addition, C. Fred Toney, a member of our board of directors, is the managing member of MedCap Management & Research LLC, the general partner of the MedCap Funds, MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions.  These types of transactions include transactions involving an actual or potential change of control of the company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

We rely significantly on our ability to attract and retain nurses and healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients.  We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities.  We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs.  Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen.  We may be unable to continue to increase the number of temporary healthcare professionals that it recruits, decreasing the potential for growth of our business.  Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages.  We cannot assure you that it will be successful in any of these areas.  The cost of attracting temporary healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our losses could increase.  Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

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

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare clients’ facilities.  When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired.  As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees.  In addition, we may experience more competitive pricing pressure during periods of occupancy downturn.  Occupancy at our clients’ hospitals and healthcare facilities also fluctuates due to the seasonality of some elective procedures.  We are unable to predict the level of patient occupancy at any particular time and our effect on our revenues and earnings.

We could be difficult to acquire due to anti-takeover provisions in our charter documents and Delaware law.

Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control.  We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  Subject to specified exceptions, including the approval of the transaction by the board of directors or the corporation’s stockholders, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder.  This provision could have the effect of delaying or preventing a change of control of us.  These factors could limit the price that investors or an acquirer may be willing to pay in the future for shares of our common stock.

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

In addition, improper actions by our employees and other service providers may subject it to regulatory and litigation risk.

Further government regulations or healthcare reform could negatively impact our business opportunities, revenues and margins.

Although our operations are not currently subject to any significant government regulations, it is possible that, in the future, such regulations may be created.  Although we cannot predict the likelihood or extent of such future regulations, the possibility exists that future of unforeseen changes may have an adverse impact on the company’s ability to continue or expand our operations as presently planned.

The United States government has undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies.  In the recent past, the United States Congress has considered several comprehensive healthcare reform proposals.  The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures.  While Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future.  If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses.  If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

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

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories.  Many of these actions involve large claims and significant defense costs.  In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals.  In some instances, we are required to indemnify our clients against some or all of these risks.  A failure of any of our employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.  Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against it or continue to be available to us at a reasonable cost.  If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.

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

As of September 30, 2006, we had $28.5 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired.  At September 30, 2006, goodwill and other intangible assets represented 74% of our total assets.  An impairment charge of goodwill to earnings would have the effect of decreasing our earnings or increasing our losses, as the case may be.  If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected.

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

Risks Relating to the Proposed Merger with iVOW

Crdentia and iVOW stockholders will not know how many shares of Crdentia common stock iVOW stockholders will receive in the merger until the closing of the merger.

In the merger, all shares of iVOW common stock issued and outstanding immediately prior to the effective time will be converted automatically into the right to receive, in the aggregate, approximately $3.5 million in shares of Crdentia common stock, subject to reduction based on the iVOW bank and financing debt assumed by Crdentia, the value of any uncollected accounts receivable at the effective time and the value of any iVOW warrants assumed by Crdentia.  The exchange ratio will be based on the average closing price of Crdentia common stock for each of the 20 consecutive trading days ending the second day prior to the closing.  There will be no adjustment to the exchange ratio based on the value of Crdentia or iVOW common stock.  There are no rights to terminate the merger agreement or the merger based solely on fluctuations in the price of Crdentia or iVOW common stock.

The market price of Crdentia’s common stock has been and will continue to be subject to significant fluctuation.

The market price of Crdentia common stock upon and after completion of the merger could be lower than its current market price or the market price used to calculate the exchange ratio.  If the price of Crdentia common stock used to calculate the exchange ratio increases, iVOW stockholders would receive fewer shares in the merger than if the exchange ratio were to be calculated now; if such price decreases, iVOW stockholders would receive more shares of Crdentia common stock in the merger and Crdentia stockholders could experience significant dilution.  You should obtain recent market quotations of Crdentia common stock before you return your proxy card or cast your vote on the issuance of Crdentia securities in the merger at the Crdentia stockholder meeting or your vote on the merger at the iVOW stockholder meeting.

Crdentia’s relatively low trading volume may limit the ability of iVOW stockholders to sell their shares of Crdentia common stock received in the merger.

The average daily trading volume of Crdentia’s common stock was less than 9,000 shares during the quarter ended September 30, 2006.  As a result of this low trading volume, you may have difficulty selling Crdentia shares received in the merger in the manner or at the price that might be attainable if Crdentia’s common stock were more actively traded.

Crdentia’s and iVOW’s directors and officers have interests that may influence them to support or approve the merger.

Crdentia director and former iVOW director C. Fred Toney is a Managing Member of MedCap Management & Research LLC, which is the general partner of MedCap Partners L.P. and MedCap Master Fund L.P. (the “MedCap Funds”).  The MedCap Funds collectively own 77% of Crdentia and 23% of iVOW.  James D. Durham, Chief Executive Officer and Chairman of Crdentia, and former director of iVOW, and William J. Nydam, a director of both Crdentia and iVOW, are both investors in the MedCap Funds and own options to purchase iVOW common stock.  In addition, certain directors and officers of iVOW have employment agreements or other arrangements with iVOW as well as continuing indemnification against liabilities that provide them with interests in the merger that are different from, or in addition to, yours and may therefore be more likely to vote to approve the merger agreement and the merger than if they did not have these interests.

The combined company will require immediate additional capital to finance its operations.

Crdentia’s independent registered public accounting firm has issued a going concern opinion on its financial statements, questioning its ability to continue as a going concern.  Crdentia will require substantial further financing due to anticipated future operating losses and costs, and the combined company will face immediate and substantial cash needs.  There can be no assurance that additional financing will be available or, if available, that the terms of such financing will not be unfavorable to the combined company and its stockholders.

If the merger is not completed, Crdentia’s and iVOW’s stock prices and future business and operations could be harmed.

If the merger is not completed, Crdentia and iVOW may be subject to the following material risks, among others:

•                  the prices of Crdentia and iVOW common stock may change to the extent that the current market prices of Crdentia and iVOW common stock reflect an assumption that the merger will be completed;

•                  Crdentia’s and iVOW’s costs related to the merger, such as legal, accounting and some of the fees of their financial advisors, must be paid even if the merger is not completed;

•                  under some circumstances iVOW may be required to pay Crdentia a termination fee of $175,000 if the merger agreement is terminated by iVOW; and

•                  pursuant to the Interim Management Agreement, the working capital of iVOW may have been used for the business needs of both companies, and either or both of Crdentia or iVOW may not be able to continue as a going concern.

With respect to iVOW, if the merger is terminated and iVOW’s board of directors determines to seek another merger or business combination, it is not certain that iVOW will be able to find a merger partner or that the new merger partner would be willing to pay an equivalent, higher or more attractive price than that which would be paid by Crdentia in the merger.  While the merger agreement is in effect, subject to specified exceptions, iVOW is prohibited from soliciting, initiating, encouraging or entering into certain transactions such as a merger, disposition, sale of assets or other business combination other than with Crdentia.  In addition, certain major stockholders of iVOW have executed voting agreements requiring them to vote in favor of the transaction with Crdentia and prohibiting them from voting in favor of or soliciting another transaction, subject to certain exceptions.  These restrictions could limit iVOW’s ability to enter into an alternative transaction at a favorable price.

Further, the Interim Management Agreement entered into by Crdentia and iVOW gives Crdentia the right to manage iVOW’s business and utilize iVOW’s cash to fund the working capital needs of both iVOW and Crdentia until the merger is approved or the merger agreement terminated.  Under the Interim Management Agreement, Crdentia has no obligation to return any funds used should the merger not occur.  As a result, if the merger is not completed, iVOW may have significantly less cash available to it than it would have had the parties not entered into the merger agreement and Interim Management Agreement.

Failure to satisfy or waive certain conditions could prevent the merger from occurring.

The closing of the merger is contingent upon certain conditions being satisfied or waived.  If all conditions are not satisfied or waived, the merger will not occur, and Crdentia and iVOW will lose the intended benefits of the merger.  The following conditions, among others, must be satisfied or waived before Crdentia and/or iVOW are obligated to complete the merger:

•                  the issuance of Crdentia common stock shall have been authorized or approved in all states where such approval is required;

•                  the merger agreement must be adopted by the holders of a majority of the outstanding shares of iVOW common stock as of the record date;

•                  the absence of effective demands for approasial under the DGCL with respect to no more than four percent (4%) of iVOW common stock;

•                  this proxy statement/prospectus must be declared effective by the SEC and no stop order suspending such effectiveness shall be in effect; and

•                  the receipt of all required approvals and/or qualifications from state securities regulators for the issuance of Crdentia common stock in the merger.

Completion of the merger may result in dilution of future operating results for the stockholders of Crdentia.

The completion of the merger may not result in improved operating results for Crdentia or a financial condition superior to that which would have been achieved by either Crdentia or iVOW on a stand-alone basis.

The merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee.  In addition, some of the assumptions that the companies have made may not be realized.  The merger could result in a reduction of operating results per share of Crdentia as compared to the operative results per share that would have been achieved by Crdentia or iVOW if the merger had not occurred.

Sales of substantial amounts of Crdentia common stock in the open market by iVOW stockholders could depress Crdentia’s stock price.

Other than shares held by affiliates of iVOW or Crdentia, shares of Crdentia common stock that are issued to stockholders of iVOW will be freely tradable by the stockholders of iVOW without restrictions or further registration under the Securities Act.  If the merger with iVOW closes and if iVOW’s stockholders sell substantial amounts of Crdentia common stock in the public market following the transaction, the market price of Crdentia common stock may decrease substantially.  These sales might also make it more difficult for Crdentia to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Crdentia and iVOW expect to incur significant costs associated with the merger.

Crdentia and iVOW estimate that they will incur, on a combined basis, direct transaction costs of approximately $200,000 associated with the merger.  Crdentia and iVOW believe the combined entity may incur charges to operations, which are not reasonably capable of estimation at this time, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

The merger may not result in the expected benefits to the combined company.

The success of the merger will depend in part on the success of management of the combined company in integrating the operations, technologies and personnel of the two companies following the effective time of the merger.  The failure of the combined company to meet the challenges involved in successfully integrating the operations of the two companies or otherwise to realize any of the anticipated benefits of the merger could seriously harm the combined company’s results of operations.  Risks from unsuccessful integration of the two companies include the potential disruption of the combined company’s ongoing business, the distraction of management and greater than anticipated costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  Other than as described above, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

The disclosure set forth in Notes 5, 6, 7 and 8 to our Unaudited Condensed Consolidated Financial Statements dated September 30, 2006 included in Item 1 of Part I of this Quarterly Report, to the extent applicable, is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)           Exhibits

Exhibit No.	Description

2.9(6)

Agreement and Plan of Merger and Reorganization, dated September 20, 2006, by and among Crdentia Corp., iVOW Acquisition Corp. and iVOW, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Merger and Reorganization have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1(2)	Restated Certificate of Incorporation.

3.2(2)	Restated Bylaws.

3.3(1)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.5(3)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.6(3)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.7(4)	Certificate of Amendment to Restated Certificate of Incorporation.

10.64(5)#	Amendment to Executive Employment Agreement dated July 18, 2006 among Crdentia Corp. and James J. TerBeest.

10.65(6)	Interim Management Agreement, dated September 20, 2006, by and among Crdentia Corp., iVOW Acquisition Corp. and iVOW, Inc.

10.66(6)	Crdentia Merger Voting Agreement, dated September 20, 2006, by and among Crdentia Corp., MedCap Partners L.P. and MedCap Master Fund L.P.

10.67(6)	iVOW Merger Voting Agreement, dated September 20, 2006, by and among iVOW, Inc., MedCap Partners L.P. and MedCap Master Fund L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

# Indicates management contract or compensatory plan.

(1)    Previously filed on Form 10-QSB with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

(2)    Previously filed on Form 8-K with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

(3)    Previously filed on Form 8-K/A with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.

(4)    Previously filed on Form 8-K with the Securities and Exchange Commission on January 7, 2005 and incorporated herein by reference.

(5)    Previously filed with a Current Report on Form 8-K dated July 18, 2006 and incorporated herein by reference.

(6)    Previously filed with a Current Report on Form 8-K dated September 20, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.

Dated: November 14, 2006	By:	/s/ James D. Durham
James D. Durham
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Dated: November 14, 2006	By:	/s/ James J. TerBeest
James J. TerBeest
Chief Financial Officer
(Principal Financial Officer)