Form 10-K
period 2006-12-31
CRDENTIA CORP
filed 2007-04-02
CIK 1073857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006.

Or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-31152

CRDENTIA CORP.

(Exact name of registrant as specified in Its Charter)

Delaware	76-0585701
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5001 LBJ Freeway, Suite 850, Dallas, Texas 75244

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (972) 850-0780

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.

Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on June 30, 2006, based upon the closing sale price of the Registrant’s common stock on June 30, 2006 as reported on the over-the-counter Bulletin Board, was $3,415,112.

At March 29, 2007, 23,306,651  shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates certain information by reference from the registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders or portions of the Registrant’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2006.

CRDENTIA CORP.
FORM 10-K
December 31, 2006

All references to “Crdentia”, “we”, “us”, or “our”, in this Annual Report on Form 10-K mean Crdentia Corp.

PART I

ITEM 1.                BUSINESS

Company Overview and History

Crdentia is a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, physician staffing, allied services and private duty home care. Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments. Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities. Our physicians contract with us to perform medical services for healthcare organizations for a specified length of time. Our allied services primarily consist of diagnostic imaging, respiratory, laboratory, therapies and administrative modalities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home. We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

We did not have any revenue in 2003 until we completed our first acquisition in August 2003. During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two companies, in 2005 we purchased three companies and on April 18, 2006 we purchased one company. We have contracted with more than 1,500 healthcare facilities across 49 U.S. states and the District of Columbia. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

In September 2003, we completed our acquisition of New Age Staffing, Inc., a Delaware corporation, which operated healthcare staffing operations in Louisiana, Alabama and Tennessee. The transaction, for which we paid $400,000 in cash, $1,650,000 in notes payable and 229,487 shares of our common stock, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated September 15, 2003. This acquisition provided us entry into the area of travel nursing and resulted in our first significant revenue.

In December 2003, we completed our acquisition of PSR Nurse Recruiting, Inc., a Texas corporation, and PSR Nurses Holdings Corp., a Texas corporation, which held the limited partner and general partner interests in PSR Nurses, Ltd., which operated a healthcare staffing business in Texas. The transactions, for which we paid 113,960 shares of our common stock, were consummated pursuant to the terms of the Agreement and Plan of Reorganization dated November 4, 2003. This acquisition expanded our presence in travel nursing and provided us with a complete back-office operation.

In August 2004, we purchased Care Pros Staffing, Inc., a Texas corporation which operated a per diem nurse staffing business in Texas. The transaction, for which we paid $275,000 in cash, $275,000 in notes payable and $39,706 of net acquisition costs, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated August 13, 2004.

In August 2004, we purchased Arizona Home Health Care/Private Duty, Inc., an Arizona corporation which operated per diem and home health care staffing businesses in Arizona. The transaction, for which we paid $3,900,000 in cash, 20,000 shares of our stock, and $77,154 of net acquisition costs was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated August 31, 2004.

In March 2005, we purchased Health Industry Professionals, LLC (HIP) which operated a per diem and home health nurse staffing business in Michigan. The transaction, for which we paid $1,350,900 in cash, 128,369 shares of our common stock valued at $2,601,600, and $30,653 of net acquisition costs, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated March 29, 2005.

In May 2005, we purchased Prime Staff, LP and Mint Medical Staffing Odessa which operated a per diem nurse staffing business in Texas. The transaction, for which we paid $150,000 in cash, 16,504 shares of our common stock valued at $287,264, and $78,638 of net acquisition costs, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated May 4, 2005.

In April 2006, we acquired Staff Search Ltd., which operated a per diem nurse staffing and allied services business in Texas. The transaction, for which we issued a promissory note for $1,410,000 and issued 229,128 shares of our common stock valued at $976,174, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated April 18, 2006.

In the third quarter of 2006 we terminated the operations we acquired from Baker Anderson Christie, Inc. and Nurses Network, Inc. in 2003. In addition, in May 2006 we returned to the sellers the shares of TravMed USA, Inc. that we had acquired from the sellers in March 2005 in connection with our acquisition of that company, and our note payable to the sellers was cancelled.

On September 20, 2006, we entered into an Agreement and Plan of Merger with iVOW, Inc., a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis. In connection with our entry into the merger agreement, we also entered into an Interim Management Agreement, pursuant to which we had the sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW’s cash and working capital to defray our expenses and the expenses of iVOW, prior to the closing of the merger. Pursuant to the original merger agreement, the termination date of the merger agreement was December 31, 2006. We and iVOW executed an amendment to the merger agreement on December 29, 2006, which extended the termination date for the merger to March 31, 2007. In March 2007, we began negotiating a Settlement Agreement with iVOW to terminate the merger agreement and release the other party from any and all claims arising under the merger agreement and related agreements, including the Interim Management Agreement. We anticipate having to issue to iVOW 1,500,000 shares of our common stock. At December 31, 2006 we recorded $791,943 as due to iVOW, Inc. which represents amounts advanced as of December 31, 2006. This approximates the fair value of the 1,500,000 shares to be issued plus amounts paid by Crdentia to iVOW during 2007. All negotiations with respect to a possible merger between Crdentia and iVOW have been terminated.

We have been actively seeking Joint Commission on Accreditation of Healthcare Organizations (the Joint Commission) certification for all of our staffing offices. On February 5, 2007, the Joint Commission awarded us with its Gold Seal of Approval for health care staffing services and its Health Care Staffing Services Certification. Although certification is not required by any of our current customers, we believe that attaining certification in each of our offices demonstrates our commitment to quality and demonstrates best practices in client service, employee credentialing, and over all monitoring of quality outcomes. We believe that the Joint Commission certification could assist us in obtaining new contracts at improved prices.

We were incorporated under the laws of the State of Delaware on November 10, 1997 under the name of Digivision International, Ltd. Our name was changed to Lifen, Inc. on June 22, 2000 and to Crdentia Corp. on May 28, 2003. Our principal executive offices are located at 5001 LBJ Freeway, Suite 850, Dallas, Texas 75244 and our telephone number is (972) 850-0780.

Industry Overview

The Staffing Industry Report, an independent staffing industry publication, estimates that the healthcare segment of the temporary staffing industry was $11.7 billion in 2005, a 5% increase from 2004. It also projected that in 2006 healthcare staffing will increase 7% to $12.5 billion—returning to the same level that was generated in 2002. The U.S. healthcare staffing market includes temporary staffing of travel nurses, per diem nurses, allied health professionals and physicians.

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

Shortage of Nurses.   Notwithstanding the recent increase in the nurse workforce, the nursing shortage is expected to grow over the coming decades. The nursing workforce is projected to shrink to 2.2 million by 2020, yet the latest government forecast reflects that 2.8 million full-time equivalent RNs will be required by 2020. A U.S. Bureau of Labor Statistics report (February 2004) stated that, for the first time, nurses represented the largest projected 10-year job growth occupation, putting the demand for RNs at 2.9 million in 2012, up from 2.3 million in 2002. A study by the U.S. Department of Health and Human Services (July 2002) estimated there will be a 20% shortage of nurses by 2015 and 29% by 2020 that equates to a vacancy of 810,000 RNs. A similar report in 2002 to the Joint Commission quantified this shortage to be at least 400,000 fewer nurses available to provide care than will be needed by 2020. Meanwhile, the current national nurse vacancy rate is estimated to be approximately 7%. A year earlier, the vacancy rate was 13.9% according to a survey conducted by Bernard Hodes Group. The 2004 Health Affairs study, however, stated that despite the recent increase in nurses in the workforce, there is no empirical evidence that the nursing shortage has ended, citing a national survey of RNs and physicians conducted in 2004 which found that a majority of RNs (82%) and doctors (81%) perceived shortages of RNs in the hospitals where they worked or admitted most of their patients. Further, the national shortage of RNs is not evenly distributed across the country. The 2003 Nursing Shortage Update by Fitch, Inc. (Fitch) estimates that thirty states are currently experiencing a shortage, and by 2020, 44 states and the District of Columbia are projected to have shortages.

Several factors have contributed to the decline in the supply of nurses:

•       The nurse pool is getting older and approaching retirement age. Several factors contribute to the aging of the registered nurse workforce: (1) the decline in number of nursing school graduates, (2) the higher age of recent graduates, and (3) the aging of the existing pool of licensed nurses. The largest source of new registered nurses, associate-degreed nurses, are on average 33 years old when they graduate , which is considerably older than in 1980 when the average age was 28. The Joint Commission report outlined the average age of a working registered nurse at 43.3 and increasing at a rate more than twice that of other workforces in this country. By the year 2010, it is projected that the average age of working registered nurses will be 50.

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

•       The aging of America. Baby boomers are just entering the 55 to 64 age group, where inpatient days per thousand are 58% higher than in the 45 to 54 age group, and 121% higher than in the 35 to 44 age group. The 55 to 64 age group is expected to increase from 29 million Americans in 2004 to 40 million in 2014.

•       Advances in medical technology and healthcare treatment methods that attract a greater number of patients with complex medical conditions requiring higher intensity of care.

Legislative Changes that will Increase Demand.   In response to concerns by consumer groups over the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures on nurses, legislation addressing patient-to-nurse ratios and limiting mandatory nurse overtime has already been passed or introduced at federal and state levels. The passage of such legislation is expected to increase the demand for nurses.

Business Overview

We are primarily a provider of healthcare staffing services to hospitals and other healthcare facilities throughout the United States. The majority of our assignments are at acute care hospitals in major metropolitan areas. In 2006, approximately 26% (41% in 2005 and 58% in 2004) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 61% of our revenue in 2006 (51% in 2005 and 29% in 2004). We believe this market presents a significant growth opportunity. The balance of our revenue in each of the years came from providing clinical management and staffing to healthcare facilities and private duty home care. We anticipate there are growth opportunities in these areas as well and intend to pursue such opportunities as they arise.

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

•       Expanding Service Offerings Through New Staffing Solutions.   In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to explore new service offerings. In addition, we believe there are opportunities for growth in Locum Tenens contracts and allied health (technicians and therapists) and we have begun to pursue initiatives in these areas as well.

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

Regulatory Issues

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals, and additional federal legislation was introduced in 2005. Our business, however, is not generally impacted because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients.

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

Employees

At December 31, 2006, we employed 766 employees which includes 349 full-time healthcare professionals, 87 full-time corporate and field office employees, 319 part-time healthcare professionals and 11 part-time corporate and field office employees. None of our employees, including our temporary healthcare professionals, are represented by a labor union. We believe we have excellent relations with our employees.

ITEM 1A.        RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this Form 10-K, before you decide whether to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In those circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Our independent registered public accounting firm issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

Our independent registered public accounting firm’s opinion on our 2006 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs. We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business. In particular, we will need to raise between $500,000 and $1 million by April 30, 2007 in order to continue to operate our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. If we are not successful in raising capital in the short-term we could be unable to meet payroll costs. Failure to raise additional capital when needed could cause us to cease our operations.

We have financed our operations since inception primarily through the private placement of equity and debt securities and loan facilities. Although we will need to raise funds in the near future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors warrants or other valuable rights to purchase additional interest in our company, or be otherwise unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding. The issuance of additional securities could impose additional restrictions on how we operate and finance our business. In addition, our current debt financing arrangements involve significant interest expense and restrictive covenants that limit our operations.

We have a history of losses, and we may not achieve or maintain profitability.

We have experienced operating and net losses in each fiscal quarter since our inception, and as of December 31, 2006, we had an accumulated deficit of $119 million. We incurred net losses of $16 million for the year ended December 31, 2006 and $6 million for the year ended December 31, 2005. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Our management may not be able to accurately project or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future. Consequently, as we expand our commercial operations, management may not be able to control costs and expenses adequately, and such operations may generate losses. If our operating expenses exceed our expectations, our financial performance will be adversely affected. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We may face difficulties identifying acquisitions and integrating these acquisitions into our operations. These acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with such companies. Since 2003, we have acquired ten businesses. These acquisitions involve numerous risks, including:

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

We may have difficulty in successfully completing planned acquisitions, which could result in significant cash expenditures for legal and accounting services and take up significant time and attention of management. For example, on September 20, 2006, we entered into an Agreement and Plan of Merger with iVOW, Inc. to acquire iVOW for approximately $3.5 million in shares of our common stock. The initial termination date for the merger agreement was December 31, 2006, which was later extended to March 31, 2007. In March 2007, we began negotiating a Settlement Agreement with iVOW, terminate the merger agreement. This proposed transaction resulted in significant costs to us and required significant attention from management.

There is no active public market for our common stock, and the trading price of our common stock is subject to volatility.

The quotation of shares of our common stock on the OTC Bulletin Board began in 2003. There can be no assurances that an active public market will develop or continue for our common stock. The trading price of our common stock is subject to significant fluctuations. Factors affecting the trading price of our common stock may include:

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

We will need to raise additional capital in the future, including $500,000 to $1.0 million which must be raised by April 30, 2007 in order for us to continue to operate our business. Since the beginning of 2007, we have raised $3.2 million through the sale of common stock at $0.60 per share in four closings of a private placement. Our board of directors has authorized the sale of an additional $1.8 million in common stock in subsequent closings of the private placement. In addition to raising money through subsequent closings of the private placement, we may raise additional capital through the public or private sale of common stock or securities convertible into or exercisable for our common stock. Such sales could be consummated at a significant discount to the trading price of our stock.

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that our existing stockholders own. In addition, private placement financings could involve the issuance of securities at a price per share that represents a discount to the trading prices listed for our common stock on the OTC Bulletin Board. Depending upon the price per share of securities that we sell in the future, a stockholder’s interest in us will be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute the calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to affect dilutive securities issuances or adjustments to previously issued securities. In addition, future financings may include provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses.

Our credit facility and revolving note impose significant expenses on us and we could incur significant additional expenses in the event of default.

In January 2007, we delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank (the “Comerica Revolving Note”). In February 2007, we entered into a $10 million working capital facility with Systran Financial Services Corporation (the “Working Capital Facility”). In connection with our entry into these credit arrangements with Comerica and Systran, we terminated our existing revolving credit facility with Bridge Healthcare Finance, LLC and term loan credit facility with Bridge Opportunity Finance, LLC. The new Working Capital Facility and Comerica Revolving Note involve significant interest expenses. The Working Capital Facility has an initial term of 48 months, and we are obligated to pay Systran certain fees upon early termination in the event the arrangement is terminated prior to the end of the term. Upon the occurrence of certain events of default, Systran may immediately collect any obligation owing to Systran under the Working Capital Facility. The Comerica Revolving Note provides that, upon the occurrence of certain events of default, Comerica may, without prior notice to us, declare any or all of the indebtedness payable under the note immediately due and payable. Our failure to pay required interest expenses and other fees or to otherwise satisfy the terms of these credit arrangements would have a material adverse affect on us.

The agreements governing the convertible debentures contain covenants and restrictions that may limit our ability to operate our business.

The terms of our 2006 convertible debentures limit our ability to, among other things, declare or pay dividends or distributions on any equity securities, create or incur additional indebtedness, create additional liens on our assets and repurchase common stock. These restrictions could adversely affect our ability to borrow additional funds or raise additional equity to fund our future operations. In addition, if we fail to comply with any of the covenants contained in the agreements or otherwise default on the convertible debentures, the holders may accelerate the indebtedness, and we may not have sufficient funds available to make the required payments.

MedCap Partners L.P. controls a significant amount of our outstanding capital stock, and this may delay or prevent a change of control of the company or adversely affect our stock price.

MedCap Partners L.P. and MedCap Master Fund L.P. (the “MedCap Funds”) control approximately 40% of our outstanding capital stock. In addition, C. Fred Toney, Chairman of our board of directors, is the managing member of MedCap Management & Research LLC, the general partner of the MedCap Funds. MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

If we do not continue to attract and retain key employees our business could suffer.

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

Our success also depends on our ability to attract and retain qualified and skilled sales personnel who engage in selling and business development for our services. The available pool of qualified sales personnel candidates is limited. We commit substantial resources to the recruitment, training, development and operational support of our sales personnel. There can be no assurance that we will be able to recruit, develop and retain qualified sales personnel in sufficient numbers or that our sales personnel will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive sales personnel could adversely affect our business, financial condition and results of operations.

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

Fluctuations in patient occupancy at our clients’ hospitals and healthcare facilities and/or nurse turnover rates may adversely affect the demand for our services and therefore the profitability of our business.

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare clients’ facilities. When occupancy increases, hospitals and other healthcare facilities often add temporary employees before full-time employees are hired. As occupancy decreases, hospitals and other healthcare facilities typically reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our clients’ hospitals and healthcare facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and the effect on our revenues and earnings.

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

Although our operations are not currently subject to any significant government regulations, it is possible that, in the future, such regulations may be created. Although we cannot predict the likelihood or extent of such future regulations, the possibility exists that future unforeseen changes may have an adverse impact on our ability to continue or expand our operations as presently planned.

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

As of December 31, 2006, we had $16.1 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2006, goodwill and other intangible assets represented 67% of our total assets. An impairment charge of goodwill to earnings would have the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected.

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

ITEM 2.                PROPERTIES

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. We currently lease office space in 13 locations, as identified in the chart below:

Location	Square Feet
Dallas, Texas (corporate headquarters and staffing administration)	8,687
Detroit, Michigan (staffing administration)	3,700
Charlotte, North Carolina (staffing administration)	7,356
Houston, Texas (two locations for staffing administration)	9,302
Lubbock, Texas (staffing administration)	850
Odessa, Texas (staffing administration)	900
Birmingham, Alabama (staffing administration)	1,875
Austin, Texas (staffing administration)	2,400
San Antonio, Texas (staffing administration)	1,816
Temple, Texas (staffing administration)	346
Phoenix, Arizona (staffing administration)	1,772
Tucson, Arizona (staffing administration)	1,039
TOTAL	40,043

ITEM 3.                LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. The following is a list of claims that are in settlement discussions. Any losses related to these anticipated settlements have been disclosed in the financial statements and recorded as of December 31, 2006.

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005. Among other things, we alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business. We sought an undisclosed amount of damages. The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion. We began negotiating a settlement in March 2007 and anticipate we will pay $575,000 in the form of a thirty-six month note in exchange for the defendants agreeing to pay certain payables on Crdentia’s behalf. The note will bear interest at 10% for the first eighteen months and 5% for the second eighteen months. Monthly interest payments will be required for the first eighteen months and payments in the second eighteen months will be required which will fully amortize the obligation.

Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. v. William W. Crocker and William C. Crocker; Cause No. 06-01050-L; Pending in the 193rd Judicial District Court, Dallas County, Texas.

On January 31, 2006, Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. filed suit against William W. Crocker and William C. Crocker asserting claims for fraud,

indemnity, and declaratory relief arising out of an Agreement and Plan of Reorganization dated August 6, 2004 and a Receivable Allocation Agreement entered into in connection therewith. Among other things, we alleged that, prior to the Agreement and Plan of Reorganization, the defendants failed to disclose that certain key employees had planned to leave the company and that the defendants requested and/or instructed such employees not to leave prior to the closing of the merger. We also alleged that Defendants failed to disclose that their company did not possess certain state licenses necessary to conduct a portion of its business. We sought an undisclosed amount of damages. This case is being negotiated as discussed below under “William W. Crocker v. Crdentia Corp.”

William W. Crocker, an individual, v. Crdentia Corp., a Delaware Corporation, and Arizona Home Health Care/Private Duty, Inc., an Arizona Corporation, Cause No. 06C-02-226, pending in the Superior Court of the State of Delaware in and for Castle County.

On February 23, 2006, William W. Crocker filed suit against Crdentia Corp. and Arizona Home Health Care/Private Duty, Inc. asserting claims for declaratory judgment, breach of contract, and conversion arising from a Receivable Allocation Agreement executed incident to an Agreement and Plan of Reorganization dated August 6, 2006. Mr. Crocker sought damages in the principal sum of $251,150, which was comprised of $114,019 for collected accounts receivable and eighty percent (80%) of $171,414 of uncollected accounts receivable, plus attorneys’ fees. We began negotiating a settlement to this case in March 2007. We anticipate having to issue 312,500 shares of common stock (valued at $131,250 based on the trading value of stock on March 29, 2007) in exchange for Crdentia retaining the proceeds from the collection of certain receivables that it collected on behalf of Mr. Crocker.

Dawson James Securities, Inc. v. Crdentia Corp., Case No. 50 2006CA002708XXXXMB, pending in the Circuit Court of the 15th Judicial District, Palm Beach County, Florida.

On March 22, 2006, Dawson James filed suit against Crdentia Corp. seeking to get paid fees in connection with raising investment capital for Crdentia. Dawson James contended that under terms of a contract they were owed cash of $235,000 and 50,000 warrants to purchase Crdentia stock. We began negotiating a settlement to this case in March 2007. We anticipate having to issue 400,000 shares of common stock (valued at $168,000 based on the trading value of stock on March 29, 2007) in full payment of the obligation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2006, we held our annual stockholders’ meeting, at which our stockholders (i) elected two (2) directors to hold office until the 2009 annual election of directors and (ii) ratified the appointment of KBA Group LLP as our independent registered public accounting firm for the year ending December 31, 2006. The vote on such matters was as follows:

I.                  Election of Directors:

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Thomas F. Herman	11,140,292	20,484
C. Fred Toney	11,140,292	20,484

II.             Ratification of Appointment of KBA Group LLP as our independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
11,140,292	20,484	—	—

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began quotation on the OTC Bulletin Board under the symbol “CRNC” in 2003. In connection with a 1-for-3 reverse split of our common stock, on June 29, 2004 our symbol was changed to “CRDE”, and in connection with a 1-for-10 reverse split of our common stock, on April 4, 2006 our symbol was changed again to “CRDT”. There currently is a very limited public market for our common stock and no assurance can be given that a large public market will develop in the future. In view of the lack of an organized or established trading market for the common stock, the prices reflected on the chart as reported on the OTC Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in our common stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

The following table sets forth the high and low bid price for our common stock for each quarter for the period from inception of trading on June 3, 2003 through December 31, 2006, as quoted on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All per share prices have been restated as though the reverse splits had been in effect for all periods presented.

	2006		2005		2004		2003
Period	High	Low	High	Low	High	Low	High	Low
First Quarter	$16.00	$4.10	$30.00	$19.00	$133.50	$36.00	—	—
Second Quarter	$5.50	$1.31	$24.00	$12.00	$52.50	$24.00	$153.00	$150.00
Third Quarter	$3.72	$0.51	$22.00	$10.50	$42.50	$29.70	$151.50	$142.50
Fourth Quarter	$3.60	$0.55	$23.00	$11.50	$45.00	$24.00	$159.00	$60.00

As of December 31, 2006, there were approximately 367 holders of record of our common stock. Since inception, we have not paid and do not expect to pay any dividends on our shares of common stock for the foreseeable future as all earnings will be retained for use in the business.

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2006.

Performance Measurement Comparison

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since June 3, 2003, the date our stock began quotation on the OTC Bulletin Board, to two indices: (i) a Peer Group Index consisting of the following companies:  Cross Country Healthcare, Medical Staffing Network Holdings, On Assignment, ATC Healthcare, AMN Healthcare Services, and K Force, and (ii) the S&P 500 Index. The graph assumes an initial investment of $100 on June 3, 2003 and that all dividends have been reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CRDENTIA CORPORATION,
S&P 500 INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JUNE 3, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

ITEM 6.                SELECTED FINANCIAL DATA

The selected Consolidated Statements of Operations data for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 and the selected Consolidated Balance Sheet data for December 31, 2006 and December 31, 2005 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected Consolidated Statements of Operations data for the years ended December 31, 2003 and December 31, 2002 and the selected Consolidated Balance Sheet data as of December 31, 2004, December 31, 2003 and December 31, 2002 are derived from our audited consolidated financial statements not included in this annual report.

In the following tables, we provide you with selected consolidated financial data and other operating information of Crdentia Corp. which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes included in this annual report.

	Fiscal Years Ended December 31,
	2006	2005	2004	2003(a)(b)	2002(a)(b)
		(In thousands, except per share data)
Statement of Operations Data:
Revenue from services	$40,138	$32,714	$23,018	$4,712	$—
Direct operating expenses	32,106	26,020	18,251	3,571	—
Gross profit	8,032	6,694	4,767	1,141	—
Operating expenses:
Selling, general and administrative expenses	12,467	10,016	9,517	3,410	434
Loss on impairment of intangibles(c)	10,123	—	1,800	—	—
Gain from settlement of acquisition claims(d)	(965)	—	—	—	—
Gain on settlement of debt(e)	(2,691)	—	—	—	—
Non-cash stock based compensation(f)	1,844	894	394	51,638	—
Total operating expenses	20,778	10,910	11,711	55,048	434
Loss from operations	(12,746)	(4,216)	(6,944)	(53,907)	(434)
Non-cash expense from conversion of debt(g)	—	—	(24,541)	—	—
Interest expense, net	(3,327)	(2,052)	(2,218)	(409)	—
Loss before income taxes	(16,073)	(6,268)	(33,703)	(54,316)	(434)
Income tax expense	—	—	—	—	—
Loss from discontinued operations less minority interest	—	—	—	—	—
Net loss	(16,073)	(6,268)	(33,703)	(54,316)	(434)
Deemed dividends(h)	(45,555)	—	(4,648)	(1,750)	—
Non-cash preferred stock dividends(i)	—	(4,628)	(3,636)	—	—
Net loss attributable to common stockholders	$(61,628)	$(10,896)	$(41,987)	$(56,066)	$(434)
Basic and diluted loss per common share attributable to common stockholders(j)	$(5.52)	$(4.60)	$(52.26)	$(129.46)	$(1.52)
Weighted average number of common shares outstanding	11,174	2,370	803	433	285

	As of Fiscal Years Ended December 31,
	2006	2005	2004	2003(a)(b)	2002(a)(b)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$198	$435	$362	$1,469	$125
Total assets	23,888	31,992	19,836	17,596	214
Total liabilities	16,405	14,544	10,330	11,105	54
Preferred stock and warrants	—	10,860	34,023	1,750	—
Total common stockholders’ equity (deficit)	7,483	6,589	(24,517)	4,742	160

(a)           Crdentia Corp. was operating under the name Lifen, Inc. until May 28, 2003.

(b)          We were a development stage company and had no revenue until August 2003 when we completed our first acquisition.

(c)           As a result of the impairment analysis of goodwill in 2006, a charge for impairment of goodwill of $10 million was recorded. We lost certain customer relationships in 2006 that were obtained with the TravMed acquisition and have recorded a write-down of $123,000 related to intangibles assigned to these customer relationships. Due to the decline in revenue related to the loss of certain customers, including a significant customer relationship, and due to the impact of new immigration regulations limiting access to foreign nurses, we determined that certain intangibles were impaired in 2004. As a result of this analysis, $1,800,000 was recorded as an impairment loss in 2004.

(d)          In 2005, we asserted a claim against a seller of one of our 2003 acquisitions. In January 2006, we and the seller settled with the seller returning 59,150 shares of our stock that had been issued in connection with the acquisition. We reported a gain on this settlement of $1,065,000 representing the fair value of the stock returned on the date of the settlement. In addition, we reported a $100,000 loss on the settlement of a claim relating to one of our 2004 acquisitions.

(e)           In 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005. Upon return of the shares to the sellers, $3,215,000 of seller notes payable were extinguished in accordance with terms of the acquisition agreements. Upon final settlement, we incurred a charge of $524,000 which resulted in a net gain on settlement of debt of $2,691,000 in 2006.

(f)             In 2003, we incurred significant non-cash compensation expense of $51,638,000 primarily from a compensation agreement with our Chairman and Chief Executive Officer, related to our initial acquisitions.

(g)           In 2004, we incurred a significant non-cash expense of $24,541,000 for conversion of debt.

(h)          During 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock. The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm. The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C preferred stock warrants on our balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,860,000. This exchange also resulted in the recognition of a deemed dividend of $45,554,618. This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Convertible Preferred Stock and Warrants of $10,860,000.

(i)             The non-cash preferred stock dividends in 2005 relate to common stock dividends declared by the Board of Directors on our Series B, Series B-1 and Series C convertible preferred stock as well as cumulative common stock dividends declared for September 30, 2004, December 31, 2004 and March 31, 2005 related to the warrants exercised on March 29, 2005 for 108,333 shares of Series C convertible preferred stock and cumulative common stock dividends declared for December 31, 2004 and March 31, 2005 related to the warrants exercised on May 2, 2005 for 22,187 shares of Series C convertible preferred stock.  The cumulative common stock dividends on the warrants are payable once the warrants are exercised. The non-cash preferred stock dividends in 2004 related to dividends declared by the Board of Directors on all series of our convertible preferred stock.

(j)              All per share information has been retroactively adjusted to reflect a one-for-ten stock split on April 4, 2006 and a one-for-three stock split on June 28, 2004.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Concerning Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding our expectations, hopes, beliefs or intentions regarding the future, including but not limited to statements regarding our market, strategy, competition, development plans (including acquisitions and expansion), availability of temporary professionals, financing, revenue, operations, and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Market data used throughout this report, including information relating to our relative position in the independent staffing industry, is based on published third party reports or the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations

Overview

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

On September 20, 2006, we entered into an Agreement and Plan of Merger with iVOW, Inc., a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis. In connection with our entry into the merger agreement, we also entered into an Interim Management Agreement, pursuant to which we had the sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW’s cash and working capital to defray our expenses and the expenses of iVOW, prior to the closing of the merger. Pursuant to the original merger agreement, the termination date of the merger agreement was December 31, 2006. We and iVOW executed an amendment to the merger agreement on December 29, 2006, which extended the termination date for the merger to March 31, 2007. In March 2007, we began negotiating a Settlement Agreement with iVOW to terminate the merger agreement and release the other party from any and all claims arising under the merger agreement and related agreements, including the Interim Management Agreement. We anticipate having to issue to iVOW 1.5 million shares of our common stock. All negotiations with respect to a possible merger between Crdentia and iVOW have been terminated.

As a result of the control granted by the Interim Management Agreement, we accounted for iVOW on a consolidated basis as of September 20, 2006, the effective date of the Interim Management Agreement. During December 2006, it became apparent that Crdentia’s control was temporary and that the initial conclusion to consolidate  iVOW with Crdentia was no longer appropriate. Therefore iVOW was de-consolidated during the fourth quarter of 2006. At December 31, 2006 we recorded $791,943 as due to iVOW, Inc. which represents amounts advanced as of December 31, 2006. This approximates the fair value of the 1,500,000 shares we anticipate having to issue plus amounts paid by Crdentia to iVOW during 2007. We recorded the operations of iVOW from September 20, 2006 through the date of de-consolidation as loss from discontinued operations, less minority interest.

During 2006 we terminated the operations we had acquired in 2003 from Baker Anderson Christie, Inc. and Nurses Network, Inc. In addition, in May 2006 we returned to the sellers the shares of TravMed USA, Inc. that we had acquired from the sellers in March 2005 in connection with our acquisition of that company, and our notes payable to the sellers were cancelled. We were permitted to retain receivables net of payables existing as of the date the TravMed shares were returned.

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

•       We are seeking to raise equity capital to provide for working capital needs and to continue to pursue acquisitions.

•       We are seeking to list our common stock on the Nasdaq Market or another national exchange (our common stock is currently quoted on the OTC Bulletin Board).

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as de-recognition, interest and penalties, and disclosure. FIN 48 is effective with the Company’s fiscal year beginning January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. The Company estimates that the initial application of SFAS No. 157 will not be material.

Results of Operations

	Fiscal Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenue from services	$40,138	$32,714	$23,018
Direct operating expenses	32,106	26,020	18,251
Gross profit	8,032	6,694	4,767
Operating expenses:
Selling, general and administrative expenses	12,467	10,016	9,517
Loss on impairment of intangibles	10,123	—	1,800
Gain from settlement of acquisition claims	(965)	—	—
Gain on settlement of debt	(2,691)	—	—
Non-cash stock based compensation	1,844	894	394
Total operating expenses	20,778	10,910	11,711
Loss from operations	(12,746)	(4,216)	(6,944)
Non-cash expense from conversion of debt	—	—	(24,541)
Interest expense, net	(3,327)	(2,052)	(2,218)
Loss before income taxes	(16,073)	(6,268)	(33,703)
Income tax expense	—	—	—
Loss from discontinued operations less minority interest	—	—	—
Net loss	(16,073)	(6,268)	(33,703)
Deemed dividends	(45,555)	—	(4,648)
Non-cash preferred stock dividends	—	(4,628)	(3,636)
Net loss attributable to common stockholders	$(61,628)	$(10,896)	$(41,987)
Basic and diluted loss per common share attributable to common stockholders	$(5.52)	$(4.60)	$(52.26)
Weighted average number of common shares outstanding	11,174	2,370	803

Comparison of Results for the Years Ended December 31, 2006 and December 31, 2005

Revenues in 2006 were $40,138,000 compared to revenues of $32,714,000 in 2005. Revenues have increased in 2006 compared to 2005 due principally to our acquisition of Staff Search Ltd. in April 2006. However, the increase in revenue due to our acquisition was offset in part by decreases in revenue related to closing portions of our operations in California and to the loss of customers related to litigation surrounding the TravMed acquisition. In 2006 approximately 26% (41% in 2005) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 61% of our revenue in 2006 (51% in 2005). The remaining amount of our revenue in 2006 came from providing clinical management and staffing to healthcare facilities, private duty homecare, locum tenens revenue and allied services. In 2005 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare. During 2006 and 2005, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in 2006 was $8,032,000 or 20.0% of revenues compared to $6,694,000 or 20.5% of revenues in 2005. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage.

Our selling, general and administrative costs were $12,467,000 or 31.1% of revenues in 2006 compared to $10,016,000 or 30.6% of revenues in 2005. Selling, general and administrative expenses are comprised primarily of personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses.

As a result of the loss of customer base in some operations and the closure of certain operations, our impairment analysis of goodwill in 2006 required a charge for impairment of goodwill of $10 million. We lost certain customer relationships that were obtained with the TravMed acquisition.  We have recorded a write-down of $123,000 in 2006 related to intangibles assigned to these customer relationships.

In 2005, the Company asserted a claim against a seller of one of the Company’s 2003 acquisitions. In January 2006, the Company and the seller settled with the seller returning 59,150 shares of the Company’s stock that had been issued in connection with the acquisition. The Company reported a gain on this settlement of $1,065,000 representing the fair value of the stock returned on the date of the settlement. In addition, we reported a $100,000 loss on the settlement of a claim relating to one of our 2004 acquisitions.

In 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005. Upon return of the shares to the sellers, $3,215,000 of seller notes payable were extinguished in accordance with terms of the acquisition agreements.  Upon final settlement, we incurred a charge of $524,000 which resulted in a net gain on settlement of debt of $2,691,000 in 2006.

Non-cash stock based compensation expense increased from $894,000 in 2005 to $1,844,000 in 2006. This increase resulted from the Company’s adoption of SFAS 123R requiring expensing of the fair value of options granted and from additional restricted stock being granted in 2006. A majority of the expense in 2006 and all of the expense in 2005 relates to amortization of restricted stock granted to officers of the Company. In 2006, the volume of trading in the Company’s stock triggered accelerated vesting of some of the restricted shares and caused the Company to begin amortizing the cost of the restricted grants over a shorter period of time.

Interest costs increased from $2,052,000 in 2005 to $3,327,000 in 2006. This increase in interest cost is due to higher rates on our revolving credit facility and to greater non-cash interest expense arising from discounts on our debentures and amortization of additional deferred financing costs.

During 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the preferred stock and warrants agreed to the exchange of all outstanding Series C convertible preferred stock, Series C warrants and Series B-1 warrants into common stock. The exchange as approved by the Board of Directors varied from existing preferred stock conversion ratios and was based on recommendations from a special committee of the Board of Directors after they sought guidance from an outside firm. The special committee considered likely benefits to our stockholders, including balance sheet improvements, elimination of cumulative dividends, elimination of the $92 million liquidation preference and simplification of our capital structure. The effect of this exchange transferred the carrying value of the Series C convertible preferred stock and the Series C preferred stock warrants on our balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,860,000. This exchange also resulted in the recognition of a deemed dividend of $45,555,000. This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Series C convertible preferred stock and warrants of $10,860,000.

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

Comparison of Results for the Years Ended December 31, 2005 and December 31, 2004

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

Interest costs decreased from $2,218,000 in 2004 to $2,052,000 in 2005 which reflects a reduction of convertible notes and the related interest expense on the convertible notes.

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

Liquidity and Capital Resources

Since inception, we have incurred losses from operations and have reported negative cash flows. As of December 31, 2006, we had an accumulated deficit of $119,286,388 and cash and cash equivalents of $198,068. We have financed our operations primarily through private placements of equity and debt securities and through our revolving credit facility with Bridge Healthcare Finance, LLC (“Bridge Healthcare”) and term loan with Bridge Opportunity Finance, LLC. In addition, in fiscal 2006 we financed our operations through funds we received from iVOW, Inc. pursuant to the terms of our September 20, 2006 Interim Management Agreement with iVOW.

On December 30, 2005 we completed the first phase of a private placement of 333,333 shares of common stock for $2.0 million. In January 2006, we completed the second phase of the private placement with the issuance of $2.0 million of 8.0% convertible debentures. The convertible debentures have a term of three years and bear interest at a rate of 8.0% per year, payable semi-annually in cash or registered stock at our option. The debentures were initially convertible into common stock at a price of $6.00 per share. We also issued short and long-term warrants exercisable at $6.00 and $7.50 per share, respectively, in connection with the private placement. No warrants were exercised in 2006.

On June 16, 2004, we entered into a Loan and Security Agreement with Bridge Healthcare, pursuant to which we obtained a revolving credit facility (the “Loan”). The Loan had an original term of three years and bore interest at a rate equal to the greater of 3.0% per annum over the prime rate or 9.5% per annum. In December 2006, Bridge Healthcare increased our rate 4% over the rate specified in our agreement to 15.25%. The outstanding balance on the Loan was $6,412,029 at December 31, 2006, which represents the total availability under the line relative to the amount of receivables outstanding at that date plus over-advances described below. In 2006, $2,425,000 was made available to us in the form of over-advances on our Loan. The $2,425,000 of over-advances were secured by (i) a guaranty from MedCap Partners L.P. (“MedCap”), our majority stockholder, (ii) a personal guaranty from C. Fred Toney, a member of our board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, and (iii) a personal guaranty from James D. Durham, our then-Chief Executive Officer and Chairman of the Board. Bridge Healthcare charged us monthly fees in excess of normal Loan interest charges for all over-advances. We refinanced the Loan in early 2007. In connection with the refinancing, we paid $490,000 in prepayment penalties on the Loan. In early 2007, over-advances of

$2,400,000 were refinanced with bank debt and $25,000 was repaid. Financial covenants had been violated in a number of instances in the past. However, all debt with this lender has been refinanced and the Loan arrangements terminated.

In August 2004, we obtained a term loan credit facility (“Term Loan”) in the amount up to $10,000,000 from Bridge Opportunity Finance, LLC, an affiliate of Bridge Healthcare. We obtained certain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan were due and payable in full on August 31, 2007 and required interest at the rate of 15.25% per annum. Interest was payable monthly. The Term Loan was secured by all of our assets. On August 31, 2004, we received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. Pursuant to the terms of the Term Loan, on August 31, 2004, we issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share. During the first quarter of 2006, we used proceeds from our private placement described above to repay $1,350,000 of the Term Loan. During the second quarter of 2006, Bridge Healthcare demanded further repayments of the Term Loan in the amount of $300,000 and future monthly principal payments of $45,742 until the Term Loan was paid in full. The outstanding balance of the Term Loan was $781,867 at December 31, 2006, which is before an unamortized discount of $80,150. The Term Loan was paid off in full in early 2007 without a prepayment penalty. Financial covenants had been violated in a number of instances in the past. However, all debt with this lender has been refinanced and the Term Loan terminated.

We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future. We will need to raise between $500,000 and $1,000,000 by April 30, 2007 in order to satisfy our working capital needs. If we are not able to raise these funds we may be unable to meet our payroll costs. In addition, we will need to raise additional funds in the future in order to finance our future capital needs. There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we may not be able to operate our business, and we will be forced to scale back our acquisition activities and our operations. Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired. These conditions raise substantial doubt about our ability to continue as a going concern.

Management has taken a number of steps to address our financial performance and improve cash flow. Early in 2007, we raised an additional $3,000,000 in equity through three closings of a private placement and refinanced the Loan, the Term Loan and the over-advances on the Loan. Proceeds of the equity raised early in 2007 were used for working capital purposes and costs related to debt refinancing. Management is devoting constant attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale. However, there can be no assurance that these programs will be successful. If unsuccessful, we could be unable to fund payroll costs and could ultimately fail.

We have refinanced all of our debt with new debt that has a lower interest rate, restructured the operating management team and implemented programs to obtain expense savings. On February 8, 2007 we entered into a $10 million working capital facility with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation (“Systran”). Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from us on a recourse basis. The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee. To secure the payment and performance of our obligations to Systran under the agreements, we granted Systran a security interest in all of our assets. The agreements have an initial term of 48 months, and we are obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term. The agreements include events of default (with grace periods, as applicable) and provide that, upon the occurrence of certain events of default, Systran may immediately collect any obligation owing to Systran under the agreements.

On January 19, 2007, we delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank. Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare. The Master Revolving Note has a maturity date of January 31, 2008 and bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (0.5%) percent. The Master Revolving Note is secured by all items deposited in our account with Comerica. The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to us, declare any or all of the indebtedness evidenced by the Master Revolving Note immediately due and payable.

On February 8, 2007, our agreements with Bridge Healthcare and Bridge Opportunity Finance, LLC were terminated. In connection with this termination, we paid to Bridge Healthcare and Bridge Opportunity Finance, LLC the approximately $3.9 million in principal outstanding under the Loan and Term Loan, all accrued and unpaid interest under the Loan and Term Loan, and certain fees, including a Make-Whole Fee of $490,000.

Cash Flows

For the year ended December 31, 2006, we used cash in operations of $4,095,290, compared to $5,062,267 for the year ended December 31, 2005 and $3,186,737 for the year ended December 31, 2004. Although we ended 2006 with a significant working capital deficit of $8,068,545 we were able to secure additional funding during this period to finance our operations and make acquisitions. The increase in accounts payable and accrued expenses offset by a smaller increase in accounts receivable explains the reduced amount of cash used in operations in 2006 compared to 2005. Cash was used in operations to reduce accounts payable and accrued expenses and increase the level of receivables in 2005. This  explains the increased amount of cash used in operations in 2005 compared to 2004.

As partial consideration for the acquisition of TravMed USA, Inc. (“TravMed”) on March 29, 2005, we issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. As described in Note 13 to the consolidated financial statements, on May 9, 2006, under terms of agreements to acquire TravMed, we returned to the sellers the shares in TravMed that we had acquired on March 29, 2005. We retained TravMed receivables existing on May 9, 2006, and extinguished $3,215,490 of seller notes payable. Upon negotiating a final settlement, we anticipate having to incur a charge of $524,213 resulting in a net gain on settlement of debt of $2,691,277 in 2006. We have also reversed $132,000 of interest expense accrued on the $3,215,490 note.

Net cash provided by investing activities was $830,155 for the year ended December 31, 2006. Net cash used in investing activities was $5,116,044 for the year ended December 31, 2005 and $4,307,654 for the year ended December 31, 2004. We acquired three businesses in 2005 and two businesses in 2004 which account for the significant amount of cash paid for acquisitions in these years. In 2006 we acquired only one business and financed it with a note rather than with cash. Also, $741,943 was made available to us in 2006 through the Interim Management Agreement with iVOW.

During the years ended December 31, 2006, 2005 and 2004, we financed our working capital requirements primarily through the sale of common and preferred stock, convertible debentures and through the Loan and the Term Loan. Net cash provided by financing activities was $3,028,282 for the year ended December 31, 2006, $10,250,760 for the year ended December 31, 2005 and $6,387,787 for the year ended December 31, 2004. In 2006, we received $2,000,000 in the private placement of 8% convertible debentures and short- and long-term warrants. In addition, we received $1,739,932 through increases in our revolving line of credit and $1,288,432 through the issuance of common stock in private placements. In

2006, we used $1,715,766 to repay our term loan, and used $271,816 for debt issuance costs. In 2005, we received $7,709,183 from the exercise of warrants for Series C preferred stock, $1,976,555 from the issuance of common stock and $1,209,108 through over-advances on the Loan and increases in our revolving line of credit. In 2004 we received $5,970,300 from the issuance of preferred stock and $2,697,802 proceeds from the Term Loan.

Contractual Obligations

Contractual obligations as of December 31, 2006 are as follows:

Contractual Obligations	2007	2008	2009	2010	2011	Total
Operating leases	$602,259	$274,435	$232,394	$105,477	$15,587	$1,230,152
Long-term bonus payable	—	451,728	451,727	—	—	903,455
Notes payable and debt	10,293,141	750,922	—	—	—	11,044,063
	$10,895,400	$1,477,085	$684,121	$105,477	$15,587	$13,177,670

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

On January 1, 2006 we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense by us.

We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements for 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized in the consolidated statement of operations for 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 and 148 for the periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facility. On December 31, 2006, we had borrowings of approximately $6.4 million under our revolving credit facility that were subject to variable rates, with a rate at December 31, 2006 of 15.25%.  Rates on our new debt upon refinancing in 2007 will also be variable. As of December 31, 2006, an adverse change of 10% in the interest rate of all such borrowings outstanding (for example, from 15.25% to 16.78%) would have caused us to incur an increase in interest expense of approximately $97,600 on an annual basis.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that we will not be adversely affected by inflation in the future.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The term “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal controls over financial reporting, and concluded that no changes in internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of March 30, 2007:

Name	Age	Position(s)
John B. Kaiser	70	Chief Executive Officer, Director
James J. TerBeest	60	Chief Financial Officer
Randall C. Turnbull	51	Senior Vice President and Chief Nursing Officer
Thomas F. Herman(1)(2)	66	Director
Robert J. Kenneth(1)(2)	70	Director
William J. Nydam(1)	56	Director
C. Fred Toney	41	Chairman of the Board of Directors

(1)          Member of audit committee.

(2)          Member of compensation committee.

John B. Kaiser has served as our Chief Executive Officer and a director since March 2007. From November 2002 through September 2005, Mr. Kaiser was chief executive officer of Aperon Biosystems, a venture-backed medical device company based in Menlo Park, CA. From July 2000 to August 2001, Mr. Kaiser was a founder and chief executive officer of VetMedSupply.com, a privately held company. From 1990 to 1998, Mr. Kaiser served as director, president and chief executive officer of Biocircuits Corp., a publicly traded company specializing in the development of immunodiagnostic testing systems, serving as chairman of the board of directors beginning in March 1992. Prior to joining Biocircuits Corp., Mr. Kaiser held various management positions at Boehringer Mannheim Corp. (currently Roche) and Abbott Diagnostics. Mr. Kaiser holds a B.S. in Economics from the University of Wisconsin.

James J. TerBeest has served as our Chief Financial Officer since November 2004. Mr. TerBeest served in public accounting in the audit department of Ernst & Young LLP for 23 years. The last nine years of his tenure with Ernst & Young was as a partner supervising large national and international audit clients. From January 1993 until November 2004, Mr. TerBeest served as Chief Financial Officer for companies in the health care and home improvement industries. Mr. TerBeest has been a partner in a small CPA firm that he co-founded in 2000. He has also functioned as a contract Chief Financial Officer from time to time over the past 11 years. Mr. TerBeest graduated from the University of Wisconsin—Whitewater with a B.S. degree in accounting. He has been a Certified Public Accountant since 1973. He is a member of the American Institute of Certified Public Accountants and several state societies.

Randall C. Turnbull has 20 years of experience in the healthcare industry. His career includes senior level positions within per diem and travel staffing, home health care, physician practice management and international recruitment. He has been associated with national and international corporations, as well as overseeing initial start up companies. Mr. Turnbull started his career at Kimberly Nurses as a Staffing Coordinator. As the Agency changed business models to meet the changing healthcare needs and regulatory environment, he served in various positions including Director of Nurses and Branch Manager. Successive roles brought multiple site and territory responsibilities in both operations and sales. In 2000, this experience led to the implementation of an international recruitment and travel division for a national nurse staffing company. He created and managed overseas branch offices, developing a worldwide healthcare staffing network. Mr. Turnbull is a Registered Nurse and holds a Masters Degree in Business Administration from Webster University.

Thomas F. Herman has served as a member of our board of directors since September 2003. Since January 2004, Mr. Herman has served as the managing partner of Oak Harbor Partners, LLC, a boutique financial services firm that specializes in mergers, acquisitions and financed business expansion. From June 2003 to January 2004, Mr. Herman served as Chief Operating Officer of Good Guys, Inc., a consumer electronics retailer. From July 2001 to June 2003, Mr. Herman served as managing partner of Oak Harbor Partners, LLC. From December 1998 to July 2001, Mr. Herman served as President and Chief Executive Officer of Employment Law Learning Tech, a distance learning company focused on employment law. Mr. Herman received a B.S. degree in political science from the University of Oregon and an M.B.A. from the University of California at Berkeley.

Robert J. Kenneth has served as a member of our board of directors since October 2002. Since March 1971, Mr. Kenneth has served as President of Kenneth Associates, a privately held company that he founded which provides staffing and professional services to hospitals and physicians in California, focused on on-site billing staff and management as well as off-site billing services with a goal of reducing accounts receivable. Mr. Kenneth has served on the Board of Trustees of St. Francis Memorial Hospital and the Board of Overseers for the University of California School of Nursing and is a member of the Healthcare Financial Management Association and the American Guild of Patient Accounts Managers. Mr. Kenneth received a B.A. in business administration from Roosevelt University and an M.B.A. from Golden Gate University.

William J. Nydam has served as a member of our board of directors since April 2006. Mr. Nydam is also a board member and the chairman of the audit committee of iVOW, Inc. From March 2003 to August 2006, Mr. Nydam served as president and chief operating officer of Endocare, Inc., a publicly-traded medical device company. Prior to joining Endocare, Mr. Nydam was president and chief executive officer of Pulse Metric, Inc., a cardiovascular device company, from September 2001 to December 2002. Mr. Nydam previously served as senior vice president for Science Applications International Corporation, an employee-owned research and engineering firm, from September 1999 to August 2001. Prior to that time, Mr. Nydam worked for Premier, Inc., a national alliance of healthcare providers, where he served as executive vice president from April 1996 to August 1999, chief operating officer from May 1992 to March 1996 and senior vice president and chief financial officer from January 1986 to April 1992. Mr. Nydam holds a B.S. degree in accounting and an M.B.A. from the University of California at Berkeley and he is a certified public accountant.

C. Fred Toney has served as a member of our board of directors since December 2003 and as Chairman of the Board of Directors since March 2007. Since December 2001, Mr. Toney has served as a managing member of MedCap Management & Research, LLC, the general partner of MedCap Partners, L.P. and MedCap Partners Offshore, Ltd. MedCap Management & Research LLC is an investment advisory firm specializing in healthcare, life sciences and medical technology and devices. From February 2001 to November 2001, Mr. Toney served as President and Chief Executive Officer and from July 1999 to February 2001 as Executive Vice President and Chief Financial Officer of HealthCentral.com, Inc., a provider of healthcare e-commerce to consumers, through the sale of its five primary operating divisions. Mr. Toney previously served as senior managing partner, director of research and research analyst at Pacific Growth Equities, Inc., an investment banking and institutional brokerage firm. Mr. Toney has also served as research analyst or associate at Volpe, Welty & Company, an investment banking firm; RCM Capital Management, an investment management firm; Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking and institutional brokerage firm; and Phamavite Pharmaceuticals Corporation, a pharmaceutical manufacturing firm. Mr. Toney received a B.A. in economics and English from the University of California at Davis.

Board Committees

Our board of directors has established two standing committees: an audit committee and a compensation committee.

Audit Committee.   The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The members of our audit committee are Thomas F. Herman, Robert J. Kenneth and William J. Nydam,. Our board of directors has determined that (i) Mr. Herman is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission, and (ii) Mr. Herman is “independent” as independence is defined in the Nasdaq Stock Market qualification standards.

Compensation Committee.   The compensation committee reviews and makes recommendations to our board of directors concerning the compensation and benefits of our executive officers and directors, administers our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits. The members of our compensation committee are Thomas F. Herman and Robert J. Kenneth.

Given our limited operating history, the board of directors has not yet formed a nominating committee for the election of directors. Currently, the full board of directors designates nominees for election to the board of directors at each annual meeting of stockholders.

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

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except that (i) Mr. Herman made a late filing with respect to a transaction in December 2006, (ii) Mr. Kenneth made a late filing with respect to a transaction in December 2006, (iii) Mr. Nydam made a late filing with respect to a transaction in December 2006, (iv) MedCap made late filings with respect to a transaction in December 2006, a transaction in October 2006, a transaction in February 2006, a transaction in March 2006, a transaction in January 2006, and four transactions in September 2006, (v) Mr. TerBeest made a late filing with respect to a transaction in March 2006, and (vi) Mr. Toney made late filings with respect to a transaction in December 2006, a transaction in October 2006, a transaction in February 2006, a transaction in March 2006, a transaction in January 2006, and four transactions in September 2006.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors.

ITEM 11.         EXECUTIVE COMPENSATION

Report of the Compensation Committee

The compensation committee (“the Committee”) establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the following Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

COMPENSATION COMMITTEE
Thomas F. Herman
Robert J. Kenneth

Compensation Discussion and Analysis

Overall, we seek to provide total compensation packages that attract, motivate and retain talented individuals; that are competitive in terms of total potential value to our executives; and that are tailored to the unique characteristics of our company in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our stockholders. We intend to be competitive with other similarly situated companies in our industry, and with that objective attempt to allocate compensation between base salary, equity compensation and bonus arrangements. The Committee periodically engages an outside consulting firm that specializes in executive compensation to assist in keeping abreast of compensation practices of other companies and to assist in allocating between the various elements of compensation.

Benchmarking of Cash and Equity Compensation

The Committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. In early 2006 the Committee commissioned a study conducted by an outside consulting firm that specializes in executive compensation. This study reviewed the cash and equity compensation practices of other similarly situated publicly held companies. In addition to benchmarking studies, the Committee has historically taken into account input from other sources, including input from other independent members of the board of directors and publicly available data relating to the compensation packages and policies of other companies within and outside our industry. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

The Committee intends to retain the services of third-party executive compensation specialists from time to time, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies.

Compensation Components

Base salary.   Generally, we believe that executive salaries should be set near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. We believe that maintaining base salary amounts at or near the industry median minimizes competitive disadvantage while avoiding paying amounts in excess of what we believe to be necessary to motivate executives to meet corporate goals. Base salaries are generally reviewed annually, and the Committee and board will seek to adjust base salary amounts to realign such salaries with median market levels after taking into account individual responsibilities, performance and experience.

For 2006, the average increase in the salaries of the executive officers, including the CEO, from 2005 salaries was 16%. Our compensation committee implemented the increases in order to retain our executives as we continue to grow our Company and seek to transition to profitability. The committee has not determined what level of increase in salaries there will be in 2007, if any. The committee has initially set the base salary for John B. Kaiser, who became our CEO in late March 2007, at $250,000 annually.

Annual Executive Bonus Plan.   In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing incentives to our executives to achieve defined annual corporate goals. Near the beginning of 2006, the board, upon recommendation of the Committee set a target bonus for the CEO and the CFO. The target percentages are set at levels that, upon achievement of 100% of the target percentage, are likely to result in bonus payments that the Committee believes to be at or near the median for target bonus amounts for comparable companies. For 2006, Mr. Durham, our former CEO, became eligible for a $150,000 bonus if budgeted revenue levels of $44 million and budgeted EBITDA levels of $382,000 were met and Mr. TerBeest, CFO, became eligible for a $75,000 bonus if the same targeted budget levels of revenue and EBITDA were achieved. We believe our bonus target levels are moderately difficult to achieve and that our CEO and CFO must perform at a high level devoting their full attention in order to earn their respective cash bonuses. The revenue and EBITDA targets for 2006 were not achieved and , therefore, no bonuses were earned.

The Committee has not yet determined the corporate performance goals that it will apply in determining executives’ bonuses for 2007.

Equity Awards.   We believe that providing a significant portion of our executives’ total compensation package in stock options and other equity awards aligns the incentives of our executives with the interests of our stockholders and with our long-term success. The Committee and board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by benchmarking studies.

We entered into a Restricted Stock Bonus Agreement with Mr. Durham dated effective March 24, 2006. Pursuant to the agreement, we issued Mr. Durham 150,000 shares of our common stock with an aggregate fair market value of $675,000. The shares of restricted stock vest in accordance with the following schedule: ¼ of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter. In the event of a “Corporate Transaction” (as defined in the agreement), the shares shall immediately become fully vested if, within five years after the Corporation Transaction, Mr. Durham’s service is terminated by the successor company, the Company or a related entity without “Cause” or voluntarily by Mr. Durham with “Good Reason.”

For purposes of the agreement, Mr. Durham may be terminated for “Cause” in the event of Mr. Durham’s: (i) performance of any act or failure to perform any act in bad faith and to the detriment of the Company or related entity; (ii) dishonesty, intentional misconduct or material breach of any agreement with the Company or a related entity; or (iii) commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person. Mr. Durham may voluntarily terminate his services for “Good Reason” for: (i) any reduction in his base salary to a level below that in effect at any time within the preceding six (6) months; or (ii) being required to be based at any place outside a 45-mile radius from his job location, except for reasonably required business travel.

On March 24, 2006 we granted Mr. TerBeest, our Chief Financial Officer, an option to purchase 150,000 shares of common stock at a per share exercise price of $4.50. The shares of common stock subject to the option vest in accordance with the following schedule: ¼ of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter. On May 2, 2006 we granted Mr. Cahillane, a former Regional Operations Vice President, an option to purchase 64,184 shares of common stock at a per share exercise price of $4.00. The shares of common stock subject to the option vest in accordance with the following schedule: ¼ of the total shares vest on May 2, 2007 and 1/48 of the total shares vest monthly thereafter. On May 2, 2006 we granted Mr. Emery, a former Regional Operations Vice President, an option to purchase 64,184 shares of common stock at a per share exercise price of $4.00. The shares of common stock subject to the option vest in accordance with the following schedule: ¼ of the total shares vest on May 2, 2007 and 1/48 of the total shares vest monthly thereafter. On May 2, 2006 we granted Mr. Turnbull, our Senior Vice President and Chief Nursing Officer, an option to purchase 20,000 shares of common stock at a per share exercise price of $4.00. The shares of common stock subject to the option vest in accordance with the following schedule: ¼ of the total shares vest on May 2, 2007 and 1/48 of the total shares vest monthly thereafter. On February 5, 2007 we granted Mr. Turnbull an option to purchase 31,500 shares of common stock at a per share exercise price of $0.42. The shares of common stock subject to the option vest in accordance with the following schedule: ¼ of the total shares vest on February 5, 2008 and 1/48 of the total shares vest monthly thereafter.

On March 26, 2007, we granted Mr. Kaiser, our new CEO, 2,000,000 shares of restricted common stock. Twenty-five percent of the shares vest on March 26, 2008 and one-thirty-sixth of the remaining unvested shares vest at the end of the 13th month and each month thereafter, such that the shares will be 100% vested after forty-eight months of continuous service. In the event of a corporate transaction, all outstanding Shares shall automatically become fully vested six months following the effective date of such corporate transaction, subject to certain conditions being met. In addition, in the event Mr. Kaiser is terminated without cause or voluntarily for good reason at any time prior to March 26, 2008, twenty-five percent of the shares that would have vested on March 26, 2008 vest on the date of such termination.

For 2007, the Committee has yet to consider whether to grant equity awards to executives in addition to those granted in February 2007. In order to continue to provide adequate incentives the Committee intends to consider repricing the current options in place, or granting replacement options, for Mr. TerBeest, Mr. Turnbull and other employees.

Severance Benefits.   We have entered into agreements containing severance and change of control provisions with our CEO and CFO. We believe that severance and change of control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.

Other Compensation.   All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to executives.

Summary Compensation Table

The following table sets forth information regarding compensation earned in 2006 by our CEO, our Chief Financial Officer, our Senior Vice President and Chief Nursing Officer, and two other former executive officers who would have been among the five most highly compensated executives if they had been employed at the end of the fiscal year (these individuals are collectively referred to as our “named executive officers”):

			Long-Term Compensation Award
			Restricted	Option
			Stock	Award(s)	All Other	Total
Name and Principal Position	Year	Salary	Award(s)	(1)	Compensation(5)	Compensation
James D. Durham(2)	2006	$363,847	$675,000	$—	$6,259	$1,045,106
Former Chairman and Chief Executive Officer
James J. TerBeest	2006	$207,885	—	489,917	4,978	702,780
Chief Financial Officer and Secretary
Randall C. Turnbull	2006	$138,462	—	61,216	—	199,678
Senior Vice President and Chief Nursing Officer
Carl M. Emery(3)	2006	$147,596	—	196,453	17,605	361,654
Former Regional Operations Vice President
Matthew J. Cahillane(4)	2006	$147,596	—	196,453	17,605	361,654
Former Regional Operations Vice President

(1)             The method of and assumptions used to calculate the value of the options granted to our named executive officers is discussed in Note 1 to our financial statements included elsewhere in this Form 10-K.

(2)             Mr. Durham resigned effective March 1, 2007.

(3)             Mr. Emery resigned effective December 4, 2006

(4)             Mr. Cahillane resigned effective December 4, 2006

(5)             Consists of health insurance benefits.

Employment Agreements

Employment Agreement with John B. Kaiser

We entered into an Executive Employment Agreement with John B. Kaiser, our new Chief Executive Officer, pursuant to which Mr. Kaiser will receive $250,000 in base salary for his service to the Company. In addition, pursuant to the arrangement, we agreed to issue Mr. Kaiser restricted stock of 2,000,000 shares of our common stock. In the event that we terminate Mr. Kaiser’s employment at any time without “Cause” (as defined in the agreement), he will be eligible to receive a severance payment equal to 100% of his base salary for the remaining period within the employment period (initial period of one-year commencing in March 2007) and vesting of 25% of the above restricted stock grant.

For purposes of the employment agreement, we may terminate Mr. Kaiser for “Cause” in the event that he (i) is indicted for or charged with a crime involving dishonesty, breach of trust, or physical harm to any person (except for misdemeanor resulting from harm caused through the operation of a motor vehicle); (ii) willfully engages in conduct that is in bad faith and materially injurious to us (including misappropriation of trade secrets, fraud or embezzlement); (iii) commits a material, uncured breach of the employment agreement; (iv) willfully refuses to implement or follow a lawful policy or directive that is consistent with the terms of the employment agreement; (v) engages in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally. Mr. Kaiser may terminate the employment agreement for “Good Reason” upon (i) a change in his position which materially reduces his level of responsibility; or (ii) a reduction in his base salary (unless the base salaries of all executive employees are also proportionately reduced).

Employment Agreement with James J. TerBeest

We entered into an Executive Employment Agreement with James J. TerBeest, our Chief Financial Officer, pursuant to which Mr. TerBeest will receive $175,000 in salary for his service to the Company. In addition, pursuant to the arrangement, we agreed to issue Mr. TerBeest a restricted stock bonus of 50,000 shares of our common stock, the principal terms of which are discussed below. In the event that we terminate Mr. TerBeest’s employment at any time without “Cause” (as defined in the agreement), he will be eligible to receive a severance payment equal to (i) six (6) months of his base salary plus (ii) one (1) month of his base salary for each month of employment beginning on January 1, 2005 in excess of six (6) months but not to exceed twelve (12) months.

For purposes of the employment agreement, we may terminate Mr. TerBeest for “Cause” in the event that he (i) is indicted for or charged with a crime involving dishonesty, breach of trust, or physical harm to any person (except for misdemeanor resulting from harm caused through the operation of a motor vehicle); (ii) willfully engages in conduct that is in bad faith and materially injurious to us (including misappropriation of trade secrets, fraud or embezzlement); (iii) commits a material, uncured breach of the employment agreement; (iv) willfully refuses to implement or follow a lawful policy or directive that is consistent with the terms of the employment agreement; (v) engages in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally; or (vi) fails to relocate his principal residence as contemplated by the agreement. Mr. TerBeest may terminate the employment agreement for “Good Reason” upon (i) a change in his position which materially reduces his level of responsibility; (ii) a reduction in his base salary (unless the base salaries of all executive employees are also proportionately reduced); (iii) a relocation of his principal place of employment by more than fifty (50) miles (excluding his relocation to Dallas, Texas); or (iv) a material breach of the employment agreement by us.

On July 18, 2006, we and Mr. TerBeest entered into an Amendment to Executive Employment Agreement. The amendment provides, among other things, that Mr. TerBeest is entitled to receive a bonus in the amount of one-half percent (0.5%) of the Total Consideration (as defined in the amendment) actually paid to our stockholders in connection with a Corporate Transaction (as defined in the amendment).

Randall C. Turnbull

Mr. Turnbull is employed at will and does not have an employment agreement.

Employment Agreement with James D. Durham

We have entered into an Employment Agreement with James D. Durham, our Chairman and Chief Executive Officer. Pursuant to the Employment Agreement, we have agreed to pay Mr. Durham a base salary $320,000 for the 2004 calendar year, subject to adjustment each calendar year thereafter by the Board of Directors. In the event that Mr. Durham became subject to an “Involuntary Termination,” we have agreed to pay severance to Mr. Durham in one lump sum within thirty (30) days of the date of such Involuntary Termination in an aggregate amount equal to two times his then-current rate of base salary. In addition, for a period of twenty-four months, Mr. Durham would also be provided with life, health and disability plan benefits.

As used in the Employment Agreement, the term “Involuntary Termination” means the termination of Mr. Durham’s employment with us involuntarily upon his discharge, dismissal or our failure to renew the Employment Agreement. In addition, the term “Involuntary Termination” also means his termination, voluntarily or involuntarily, provided such termination occurs in connection with (i) a change in his position with us or any successor which materially reduces his level of responsibility or changes his title from Chairman and Chief Executive Officer, (ii) a reduction in his level of compensation, (iii) a relocation of his principal place of employment by more than forty-five (45) miles without his written consent, (iv) our failure to qualify for trading on the OTC Bulletin Board within ninety (90) days of the date of the

Employment Agreement or to continuously be listed for trading on the OTC Bulletin Board or another national securities exchange at all times thereafter, or (v) the commencement of any action, arbitration, audit, hearing, investigation, litigation or suit conducted or heard by or before, or otherwise involving, the SEC, the National Association of Securities Dealers or any other federal or state governmental body which has a material adverse effect on the price at which our securities trade and is not principally attributable to his actions or omissions.

Under the Employment Agreement, if Mr. Durham received the benefit of any payment or distribution of any type from the Company, any of its affiliates, any person who acquires ownership or effective control of the Company or ownership of a substantial portion of the Company’s assets (within the meaning of Section 280G of the Code and the regulations thereunder) or any affiliate of such person, pursuant to the terms of the Employment Agreement or otherwise (the “Total Payments”), that is subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax (collectively, the “Excise Tax”), then Mr. Durham will be entitled to receive an additional payment (a “Gross-Up Payment”) in an amount such that after payment by Mr. Durham of all taxes imposed upon the Gross-Up Payment, including any Excise Tax, Mr. Durham will retain an amount of the Gross-Up Payment equal to the Excise Tax imposed on the Total Payments.

In addition, under the Employment Agreement, in the event that, during the term of the Employment Agreement, the Company closes a sale transaction which constitutes a “Change in Control” thereunder (such transaction, a “Corporate Transaction”), Mr. Durham will be entitled to receive a bonus in the amount of one and one-half percent (1-½%) of the Total Consideration actually paid to the Company’s stockholders in connection therewith. As used therein, the term “Total Consideration” means the aggregate consideration actually paid to the stockholders of the Company in respect of capital stock of the Company owned by such stockholders and will not include “earn-out”, escrow, hold back or similar contingent payments unless and until such amounts are actually paid to the stockholders of the Company. Such payment(s) will be made at the same time(s) and in the same form and combination (whether in cash, securities or other property) as the form and combination in which the Total Consideration is paid to the stockholders in respect of their ownership of the Company’s capital stock.

As discussed later in this section, Mr. Durham’s employment agreement, as amended, has been terminated in connection with his resignation and entry into a Severance Agreement.

2006 Grants of Plan-Based Awards

The following table sets forth information regarding plan-based awards to our named executive officers in 2006.

							All Other
							Option	Exercise	Grant Date
			Estimated Future		Estimated Future		Awards:	or Base	Fair Value
			Payouts Under Non-		Payouts Under		Number of	Price	of Stock
			Equity Incentive		Equity Incentive		Securities	of	and
	Grant	Approval	Plan Awards(2)		Awards(3)		Underlying	Option	Option
Name	Date	Date	Target	Maximum	Target	Maximum	Options	Awards	Awards(1)
James D. Durham	3/24/06	3/24/06	$150,000	$150,000	150,000	150,000	—	$—	$675,000
James J. TerBeest	3/24/06	3/24/06	75,000	75,000	—	—	150,000	4.50	489,917
Randall C. Turnbull	5/02/06	5/02/06	—	—	—	—	20,000	4.00	61,216
Carl M. Emery	5/02/06	5/02/06	—	—	—	—	64,184	4.00	196,453
Matthew J. Cahillane	5/02/06	5/02/06	—	—	—	—	64,184	4.00	196,453

(1)             The method of and assumptions used to calculate the value of the options granted to our named executive officers is discussed in Note 1 to  our financial statements included elsewhere in this Form 10-K.

(2)             Reflects participation in our 2006 Bonus Plan. No amounts were paid under such plan.

(3)             We entered into a Restricted Stock Bonus Agreement with Mr. Durham dated effective March 24, 2006. Pursuant to the agreement, we issued Mr. Durham 150,000 shares of our common stock with an aggregate fair market value of $675,000. The shares of restricted stock vest in accordance with the following schedule: ¼ of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter. In the event of a “Corporate Transaction” (as defined in the agreement), the shares shall immediately become fully vested if, within five years after the Corporation Transaction, Mr. Durham’s service is terminated by the successor company, the Company or a related entity without “Cause” or voluntarily by Mr. Durham with “Good Reason.”

Outstanding Equity Awards at December 31, 2006

The following table provides information as of December 31, 2006 regarding (i) each unexercised stock option held by each of our named executive officers and (ii) outstanding unvested shares of restricted stock held by our named executive officers as of December 31, 2006:

	Option Awards					Stock Awards
							Market or
						Number of	Payout Value
						Unearned	of Unearned
						Shares, Units	Shares, Units
	Number of Securities			Option	Option	Rights That	Rights that
	Underlying Unexercised Options			Exercise	Expiration	Have Not	Have Not
	Exercisable		Unexercisable	Price(1)	Date	Vested	Vested(2)
James D. Durham	92,243		—	$.003	8/07/19	135,000 (6)	$81,000
	—	(3)	233,333	.30	12/31/18	—	—
	43,333		—	31.00	8/03/14	—	—
James J. TerBeest	—	(4)	150,000	4.50	3/24/16	33,750 (6)	20,250
Randall C. Turnbull	—	(4)	13,000	17.00		—	—
	—	(4)	20,000	4.00	5/02/16	—	—
Carl M. Emery	—	(5)	64,184	4.00	5/02/16	—	—
Matthew J. Cahillane	—	(5)	64,184	4.00	5/02/16	—	—

(1)          Represents the fair market value of a share of our common stock on the grant date of the option.

(2)          Based on the market price of $.60 per share, which was the average of the high and low bid prices per share of our  common stock on the OTC Bulletin Board on the last day our common stock was traded during the fiscal year ended December 31, 2006.

(3)          These shares are totally vested and become exercisable on December 31, 2008.

(4)          The options vest over four years with ¼ of the shares  of underlying common stock vesting on the first anniversary of the grant date and 1/48th of the shares of underlying common stock vesting each month thereafter.

(5)          These shares were forfeited on February 4, 2007 because of Mr. Emery’s and Mr. Cahillane’s resignation.

(6)          In 2006, the volume of trading in our common stock triggered accelerated vesting of these stock awards and the remaining vesting will occur over the first 27 weeks of 2007.

2006 Option Exercises and Stock Vested

None of our named executive officers exercised options in 2006.

In 2006, the volume of trading in our common stock triggered accelerated vesting of a 2005 restricted stock grant. The portion that vested is as follows and the remainder will vest over the first 27 weeks of 2007:

	Stock Awards
	Number of Shares	Value Realized
	Acquired on Vesting	on Vesting(1)
James D. Durham	65,000	$97,400
James J. TerBeest	16,250	24,350

(1)          Value realized was determined based on the trading value each Wednesday for each of the thirteen weeks in  the vesting period during the last quarter of 2006.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. The Committee may elect to adopt qualified or non-qualified defined benefit plans in the future if the Committee determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other deferred compensation plans maintained by us. The Committee may elect to provide our officers and other employees with nonqualified defined benefit or other nonqualified deferred compensation benefits in the future if the Committee determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth potential payments payable to our current executive officers upon termination of employment or a change in control. The Committee may in its discretion revise, amend, or add to the benefits if it deems advisable. The table below reflects amounts payable to our executive officers assuming their employment was terminated on December 31, 2006.

				Termination Without
				Cause or
				Constructive
		Termination Without		Termination
		Cause Prior to a	Change in	Following a Change
Name	Benefit	Change in Control	Control	in Control
James D. Durham	Salary	$760,000	$—	$760,000
	Bonus (1)	—	—	—
	Stock bonus acceleration	—	—	756,000
	Benefits continuation	16,811	—	16,811
	Total value	776,811	—	1,532,811
James J. TerBeest	Salary	220,000	—	220,000
	Bonus (2)	—	—	—
	Stock bonus acceleration	—	—	33,750
	Benefits continuation	16,811	—	16,811
	Total value	236,811	—	270,561
John Kaiser(3)

(1)          In a change of control, Mr. Durham is entitled to receive a bonus in the amount of one and one-half percent (1-1/2%) of the total consideration actually paid to the Company’s stockholders in connection therewith.

(2)          In a change of control, Mr. TerBeest is entitled to receive a bonus in the amount of one-half percent (1/2%) of the total consideration actually paid to the Company’s stockholders in connection therewith.

(3)          Mr. Kaiser became our CEO in March 2007. He is included in this table for illustrative purposes only.

See “—Employment Agreements” and “Compensation Discussion and Analysis—Equity Awards” above for a discussion of the terms of our agreements relating to these potential payments.

Severance Payments to Former Executive Officers

Separation Agreement and General Release of Claims with Pamela G. Atherton

On January 7, 2006, we executed a Separation Agreement and a General Release of Claims with Pamela G. Atherton, our former President. The Separation Agreement provides Ms. Atherton with certain benefits in exchange for, among other things, her providing us with consulting services for a one year period (the “Severance Period”) and executing a several release of claims. Pursuant to the terms of the Separation Agreement, we agreed to continue to pay Ms. Atherton her current base salary of $175,000 per year during the Severance Period. In addition, we agreed to allow Ms. Atherton to continue to vest, during the Severance Period, (i) the options she holds to purchase 42,274 shares of our common stock and (ii) 13,331 restricted shares she holds. Unvested options remaining at the end of the Severance Period shall accelerate and vest in full.

Retirement of James D. Durham

On March 6, 2007, James D. Durham, the Company’s Chief Executive Officer, announced his retirement, and the Company accepted his resignation and retirement, effective March 1, 2007. Mr. Durham also stepped down as Chairman of the Board and as a member of the Company’s Board of Directors, effective March 1, 2007. Mr. Durham will serve as a consultant to the Company for an eight month period. In connection with Mr. Durham’s resignation, Mr. Durham and the Company executed a Severance Agreement and Mutual Release of Claims, effective March 14, 2007. The Severance Agreement provides for, among other things:  (a) payment of an additional $60,161 within three  days of the effective date of the Severance Agreement; (b) payment of $31,667 per month during the eight month consulting period; (c) payment of a lump sum severance amount of $250,000 within seven business days of November 1, 2007; (d) an additional grant of an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share; (e) continuation of health insurance coverage for a 24 month period following the effective date; and (f)  vesting in the restricted stock awards granted to Durham on March 24, 2006 and May 31, 2005 will continue during the period Durham provides consulting services and shall cease as of October 31, 2007.

The Company and Mr. Durham had previously entered into an employment agreement effective August 1, 2002, as amended by the Amendment to Employment Agreement effective August 1, 2004 and the Second Amendment to Employment Agreement effective as of November 8, 2005. Mr. Durham’s employment agreement, as amended, has been terminated in connection with his resignation and entry into the Severance Agreement.

On December 31, 2003, we entered into a Bonus and Other Agreement with Mr. Durham, pursuant to which we agreed, among other things, to pay to Mr. Durham cash bonuses in the amount of $540,000 on each of December 31, 2006 and January 4, 2007. On November 17, 2005 we entered into an Amendment to Bonus and Other Agreement with Mr. Durham, pursuant to which the Bonus and Other Agreement was amended to provide that we will pay to Mr. Durham cash bonuses in the amount of $540,000 on each of December 31, 2008 and January 4, 2009. Mr. Durham’s long-term bonuses are not affected by his resignation and retirement.

Compensation of Directors

The following table sets forth information regarding compensation earned in 2006 by our directors:

	Compensation
	Accrued or
Name	Paid in Cash	Option Awards	Total
Robert J. Kenneth	$50,000	$481	$50,481
C. Fred Toney	—	—	—
Robert P. Oliver	13,750	—	13,750
Joseph M. De Luca	15,625	—	15,625
Thomas F. Herman	55,000	481	55,481
William J. Nydam	37,500	14,353	51,853

Non-employee directors receive an annual payment of $50,000, payable quarterly, for their service as members of the Board of Directors, including attending meetings of the Board of Directors. Members of the audit committee receive an annual payment of $55,000, payable quarterly, for their service as members of the audit committee. The chairman of the audit committee receives an annual payment of $62,500, payable quarterly, for his service. All directors are reimbursed for reasonable expenses incurred in connection with serving as a director. The directors other than Mr. Toney have agreed that the cash compensation payable to the directors shall be accrued indefinitely (but not forgiven) and not paid until such time as the board determines that the Company has sufficient cash flow. Mr. Toney has waived the accrual of any cash compensation with respect to himself.

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

Indemnification of Directors and Officers

Section 145 of the Delaware Corporation Law provides that a Delaware corporation may indemnify any person against expenses, judgments, fines and settlements actually and reasonably incurred by any such person in connection with a threatened, pending or completed action, suit or proceeding in which he is involved by reason of the fact that he is or was a director, officer, employee or agent of such corporation, provided that (i) he acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation, and (ii) with respect to any criminal action or proceeding, he had no reasonable cause to believe his conduct was unlawful. If the action or suit is by or in the name of the corporation, the corporation may indemnify such person against expenses actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made in respect to any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation for negligence or misconduct in the performance of his duty to the corporation, unless and only to the extent that the Delaware Court of Chancery or the court in which the action or suit is brought determines upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

As permitted by Section 102 of the Delaware General Corporation Law, the Company has adopted provisions in its restated certificate of incorporation and amended and restated bylaws that limit or eliminate the personal liability of its directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the Company, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director will not be personally liable to the Company or its stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

any breach of the director’s duty of loyalty to the Company or its stockholders;

any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

any act related to unlawful stock repurchases, redemptions or other distributions or payment of dividends; or

any transaction from which the director derived an improper personal benefit.

These limitations of liability do not affect the availability of equitable remedies such as injunctive relief or rescission.

As permitted by Section 145 of the Delaware General Corporation Law, the Company’s amended and restated bylaws provide that:

the Company may indemnify its directors, officers and employees to the fullest extent permitted by the Delaware General Corporation Law, subject to limited exceptions;

the Company may advance expenses to its directors, officers and employees in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to limited exceptions; and

the rights provided in its amended and restated bylaws are not exclusive.

We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements provide that we hold harmless and indemnify each such director and executive officer to the fullest extent authorized or permitted by law. In addition, subject to certain conditions, these indemnification agreements provide for payment of expenses (including attorney’s fees) actually and reasonably incurred in connection with any threatened, pending or completed proceeding to which the indemnified director or executive officer or employee is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that he or she is, was or at any time becomes a director or executive officer of us, or is or was serving or at any time serves at the request of us as a director or executive officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. In addition, we have purchased policies of directors’ and officers’ liability insurance, which insure our directors and executive officers against the cost of defense, settlement or payment of a judgment in some circumstances.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the small business issuer to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2007 unless otherwise noted, by:

each of our named executive officers;

each of our directors and nominees;

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

Percentage of beneficial ownership is based on 23,306,651 shares of common stock outstanding as of March 31, 2007. The number of shares of common stock beneficially owned by each person and the percentage ownership of each person include any shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days of March 31, 2007, if any.

Unless otherwise indicated, the address for the following stockholders is c/o Crdentia Corp., 5001 LBJ Freeway, Suite 850, Dallas, Texas 75244.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers, Directors and Nominees:
John Kaiser	2,000,000	8.6%
James J. TerBeest	55,000	*
James D. Durham(1)	2,178,717	8.9%
Thomas F. Herman(2)	4,606	*
Robert J. Kenneth(3)	24,052	*
William J. Nydam	—	*
C. Fred Toney(4)	12,955,349	55.6%
5% Stockholders:
MedCap Partners, L.P.	10,153,099	43.6%
500 Third Street, Suite 535 San Francisco, CA 94107
Whalehaven Capital Fund Ltd.	1,277,409	5.5%
160 Summit Ave., Montvale, NJ 07645
All directors and executive officers as a group (7 persons)(5)	17,217,724	70.4%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)          Includes (i) 39,966 shares of common stock held with his spouse, Sandra J. Durham, as community property; (ii) 1,333 shares of common stock held by Paine Webber as custodian for the IRA FBO James D. Durham; (iii) 29,632 shares of common stock held by the James D. Durham Living Trust (1997), as amended; (iv) 6,666 shares of common stock held by RCMJ, LLC, as its managing member; (v) 200,000 shares of restricted common stock held by Mr. Durham; (vi) 52,913 shares of common stock held by Durham Properties, LLC; (vii) 92,242 shares of common stock issuable within 60 days of March 31, 2007 upon the exercise of rights pursuant to a Common Stock Purchase Agreement dated October 1, 2002; (viii) 1,043,333 shares subject to options exercisable within 60 days of March 31, 2007; (ix) 385,965 shares of common stock held by Durham Properties, LLC;  (x) 150,000 shares of restricted common stock held by Mr. Durham  (xi) and 176,667 shares owned by Mr. Durham.

(2)          Consists of 4,606 shares subject to options exercisable within 60 days of March 31, 2007.

(3)          Includes (i) 3,333 shares of common stock held by Mr. Kenneth; (ii) 19,447 shares of common stock held by the Kenneth Family Trust U/A 3/11/87; and (iii) 1,272 shares subject to options exercisable within 60 days of March 31, 2007.

(4)          Includes (i) 10,153,099 shares of common stock held by MedCap Partners L.P. and (ii) 218,917 shares of common stock held by MedCap Master Fund L.P., and (iii) 2,583,333 owned by C. Fred Toney. C. Fred Toney, a member of the board of directors, is managing partner of MedCap Management & Research, LLC, the general partner of MedCap Partners L.P. and MedCap Master Fund L.P. Mr. Toney disclaims beneficial ownership of the shares held by MedCap Partners, L.P. and MedCap Master Fund L.P., except to the extent of his pecuniary interest therein.

(5)          Includes 1,141,453 shares subject to options and purchase rights exercisable within 60 days of March 31, 2007.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under currently outstanding equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders (1)	245,377	$6.54	254
Equity Compensation Plans not Approved by Security Holders (2)	564,517	$7.18	—

(1)          Consists of our 2004 Stock Incentive Plan.

(2)          Consists of (i) an option to purchase 3,333 shares of common stock granted to Thomas F. Herman on December 16, 2003; (ii) an option to purchase 233,333 shares of common stock granted to James D. Durham on December 31, 2003;  (iii)  rights of Mr. Durham to purchase up to 92,242 shares of our common stock pursuant to a Common Stock Purchase Agreement dated May 15, 2002;  (iv) an option to purchase 20,608 common shares issued to Pamela G. Atherton on December 22, 2003; (v) an option to purchase 21,667 common shares issued to Pamela G. Atherton on August 3, 2004; (vi) an option to purchase 43,333 shares of common stock granted to James D. Durham on August 3, 2004; and (v) an option to purchase 150,000 shares of common stock granted to James J. TerBeest on March 24, 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

Our board of directors has determined that each of its directors, other than John Kaiser, our Chief Executive Officer, is independent as that term is defined under Nasdaq Stock Market listing standards.

Review, Approval or Ratification of Transactions with Related Persons

Our policy is to require that any transaction with a related party required to be reported under applicable Securities and Exchange Commission rules, other than compensation-related matters, be reviewed and approved or ratified by a majority of independent, disinterested directors. We have not adopted procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case by case basis. Our policy is to require that all compensation-related matters be recommended for board approval by the Compensation Committee.

Transactions

Since December 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest other than the transactions described below.

Issuance of Series C Convertible Preferred Stock and Warrants to Purchase Series C Convertible Preferred Stock and Series B-1 Convertible Preferred Stock

In August 2004, September 2004, October 2004, November 2004, March 2005 and May 2005, we issued (i) an aggregate total of 183,028 shares of Series C convertible preferred stock at a cash price per share of $60.00, and (ii) warrants to purchase an aggregate total of 254,582 shares, of which warrants covering 130,520 shares have been exercised of Series C convertible preferred stock. Such shares of Series C convertible preferred stock and warrants were issued to certain investors, including MedCap and James D. Durham, our Chairman and Chief Executive Officer. On August 31, 2004, we granted a warrant to purchase up to 6,000 shares of Series B-1 convertible preferred stock to MedCap.

The holders of such shares of Series C convertible preferred stock were granted certain registration rights set forth in an Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among the Company and the investors listed on Schedule A thereto.

Effective April 4, 2006, the holders of our outstanding Series C convertible preferred stock and warrants to purchase Series C convertible preferred stock and Series B-1 convertible preferred stock exchanged such stock and warrants for an aggregate of 10,257,131 shares of common stock.

Acquisition of iVow, Inc.

On September 21, 2006, we entered into an Agreement and Plan of Merger, dated as of September 20, 2006 (the “Merger Agreement”), by and among Crdentia, iVOW, Inc. (“iVOW”) and iVOW Acquisition Corp., a wholly-owned subsidiary of Crdentia (“Merger Sub”). Members of our board of directors, C. Fred Toney and William Nydam, also served on the board of directors of iVOW at the time our board of directors approved the Merger Agreement. Mr. Toney is a Managing Member of MedCap. MedCap beneficially owns more than 76% of the outstanding shares of Crdentia and 26% of the outstanding shares of iVOW, as reported in iVOW’s proxy statement for its 2006 Annual Meeting of Stockholders filed with the SEC on May 10, 2006. In addition, Mr. Durham is a former director of iVOW.

Our board of directors unanimously approved the Merger Agreement, with Mr. Toney and Mr. Durham abstaining. Mr. Toney voluntarily resigned from the iVOW board of directors immediately following the approval of the Merger Agreement by iVOW. In March 2007 we began negotiating a Settlement Agreement pursuant to which the Merger Agreement will be terminated.

Right of First Negotiation and Related Agreements

On November 3, 2006, we entered into a Right of First Negotiation Agreement with Mr. Durham, Mr. Toney and MedCap, granting Mr. Durham, Mr. Toney and MedCap Partners L.P. the exclusive right to negotiate with us to acquire Sound Health Solutions, Inc. (“SHS”), a wholly-owned subsidiary of iVOW, if and when we closed our proposed acquisition of iVOW pursuant to the Agreement and Plan of Merger. We entered into the Right of First Negotiation Agreement in consideration for Mr. Durham, Mr. Toney and MedCap’s grant of an advance of $1,000,000 to a cash collateral account for benefit of us to facilitate additional borrowing by us from Bridge Healthcare Finance LLC (the “Advance”). Such funds were used to cover the operating expenses of both Crdentia and iVOW, pursuant to the Interim Management Agreement entered into by Crdentia and iVOW on September 20, 2006 in connection with the entry into the Merger Agreement. Mr. Durham, Mr. Toney and MedCap were also granted a security interest in the outstanding shares of SHS by iVOW. The agreement granting such security interest was executed by us for iVOW under our authority granted pursuant to an Interim Management Agreement entered in connection with the Merger Agreement.

Employment, Bonus and Option Agreements with Executive Officers

For a description of employment, bonus and option agreements with executive officers, see “Executive Compensation—Employment Agreements.”

Bridge Over-Advance Guarantees

During 2006, Bridge Healthcare made $2,425,000 available to us in the form of over-advances. The $2,425,000 of over-advances were partially secured by a guaranty from MedCap, partially secured by a personal guaranty from C. Fred Toney and partially secured by a personal guaranty from James D. Durham.

Comerica Note Guarantees

On January 19, 2007, Crdentia delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank. Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC. The Note has a maturity date of January 31, 2008 and bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent. The Note is secured by, and Comerica was granted a security interest in, all items deposited in Crdentia’s account with Comerica. The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable.

As security for Crdentia’s prompt and complete payment of its obligations under the Note, (i) James D. Durham pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $600,000 certificate of deposit with Comerica, (ii) MedCap pledged and granted to Comerica a security interest in all of its right, title and interest in and to a $250,000 certificate of deposit with Comerica, and (iii) C. Fred Toney pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $1,125,000 certificate of deposit with Comerica. In addition, MedCap delivered a Guaranty to Comerica pursuant to which it agreed to unconditionally and absolutely guarantee to Comerica payment when due of all existing and future indebtedness of Crdentia to Comerica.

Issuances of Common Stock

During the first quarter of 2007, we sold 1,625,000 shares at $0.60 per share to MedCap Partners L.P., 41,667 shares at $0.60 per share to MedCap Master Fund L.P., and 2,583,333 shares at $0.60 per share to C. Fred Toney.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2005 by KBA Group LLP:

	2006	2005
Audit Fees(1)	$212,725	$130,500
Audit-Related Fees(2)	4,075	28,000
Tax Fees(3)	33,701	—
All Other Fees	—	—
Total	$250,501	$158,500

(1)          Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)          Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)          Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by its independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

PART IV.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.                Financial Statements

The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

2.                Financial Statement Schedules

The information required to be presented by this item is presented commencing on page S-1 of this Annual Report on Form 10-K.

3.                Exhibits:

See the Exhibit Index on page 53 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.
Dated: April 2, 2007	By:	/s/ John B. Kaiser
John B. Kaiser
Chief Executive Officer
(Principal Executive Officer)
Dated: April 2, 2007	By:	/s/ James J. TerBeest
James J. TerBeest
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 2, 2007	By:	/s/ Thomas F. Herman
Thomas F. Herman
Director
Dated: April 2, 2007	By:	/s/ John B. Kaiser
John B. Kaiser
Director
Dated: April 2, 2007	By:	/s/ Robert J. Kenneth
Robert J. Kenneth
Director
Dated: April 2, 2007	By:	/s/ William J. Nydam
William J. Nydam
Director
Dated: April 2, 2007	By:	/s/ C. Fred Toney
C. Fred Toney
Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description
2.9(9)

Agreement and Plan of Reorganization, dated as of March 28, 2005, by and among Crdentia Corp., CRDE Corp., Travmed Acquisition Corporation, Travmed USA, Inc. and the shareholders of Travmed USA, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601 (b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.10(9)

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

2.11(44)

Asset Purchase Agreement dated April 10, 2006 by and among Crdentia Corp., CRDE Corp., Staff Search Acquisition Corp., Staff Search, Ltd., SSL GP, LLC and J.W. Iden. Certain schedules and exhibits referenced in the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.12(44)

First Amendment to Asset Purchase Agreement dated April 18, 2006 by and among Crdentia Corp., CRDE Corp., Staff Search Acquisition Corp., Staff Search, Ltd., SSL GP, LLC and J.W. Iden. Certain schedules and exhibits referenced in the First Amendment to Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

2.13(47)

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

2.14(49)	Amendment No. 1, effective as of December 29, 2006, to Agreement and Plan of Merger, by and among the Company, iVOW Acquisition Corp. and iVOW, Inc.
3.1(10)	Restated Certificate of Incorporation.
3.2(10)	Restated Bylaws.
3.3(3)	Certificate of Amendment to Restated Certificate of Incorporation.
3.4(11)	Certificate of Amendment to Restated Certificate of Incorporation.
3.5(11)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.
3.6(11)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.
3.7(12)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(41)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.
4.2(43)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Crdentia Corp.
4.3(26)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.
4.4(13)	Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.
4.5(14)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B-1 Preferred Stock of Crdentia Corp.
4.6(15)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.
4.7(14)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.
4.8(16)	Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Crdentia Corp.
4.9(14)	Certificate of Correction of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Crdentia Corp.
4.10(13)	Registration Rights Agreement dated August 9, 2004 by and among Crdentia Corp. and the investors listed on Schedule A thereto.
4.11(15)	Amended and Restated Registration Rights Agreement dated August 31, 2004 by and among Crdentia Corp. and the investors listed on Schedule A thereto.
4.12(26)	Amended and Restated Registration Rights Agreement dated June 16, 2004 by and among Crdentia Corp. and MedCap Partners L.P.
4.13(15)	Form of Warrant to Purchase Shares of Series C Preferred Stock of Crdentia Corp. granted to the holders listed on Schedule A thereto.
4.14(15)	Form of Warrant to Purchase Shares of Series B-1 Preferred Stock of Crdentia Corp. granted to MedCap Partners L.P.
4.15(15)	Warrant Agreement dated August 31, 2004 by and among Crdentia Corp. and Bridge Opportunity Finance, LLC.
4.16(15)	Form of Warrant Certificate to Purchase Shares of Common Stock of Crdentia Corp. granted to Bridge Opportunity Finance, LLC.
4.17(3)	Specimen Stock Certificate
4.18(17)	Registration Rights Agreement dated September 22, 2003 by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.
4.19(17)	Registration Rights Agreement dated December 2, 2003 by and among Crdentia Corp. and the investors listed on Schedule A attached thereto.

10.3(10)	Common Stock Purchase Agreement dated May 15, 2002 by and among Lifen, Inc., the individual stockholders of Crdentia listed on Schedule A thereto and James D. Durham and Malahide Investments.
10.5(21)#	Employment Agreement dated August 14, 2002 by and between Crdentia Corp. and James D. Durham.
10.7(22)#	Restricted Stock Issuance Agreement dated October 22, 2002 by and between Crdentia Corp. and Robert J. Kenneth.
10.9(22)#	Restricted Stock Issuance Agreement dated November 1, 2002 by and between Crdentia Corp. and Pamela Atherton.
10.10(17)#	Notice of Stock Option Award and Stock Option Award Agreement dated December 16, 2003 by and between Crdentia Corp. and Thomas H. Herman.
10.11(17)#	Notice of Stock Option Award and Stock Option Award Agreement dated December 16, 2003 by and between Crdentia Corp. and C. Fred Toney.
10.12(17)#	Executive Employment Agreement dated December 22, 2003 by and between Crdentia Corp. and Pamela Atherton.
10.13(17)#	Notice of Stock Option Award and Stock Option Award Agreement dated December 22, 2003 by and between Crdentia Corp. and Pamela Atherton.
10.14(19)#	Notice of Stock Option Award dated December 31, 2003 by and between Crdentia Corp. and James Durham.
10.15(19)#	Stock Option Plan and Award Agreement dated December 31, 2003 by and between Crdentia Corp. and James Durham.
10.16(19)#	Bonus and Other Agreement dated December 31, 2003 by and between Crdentia Corp. and James Durham.
10.17(40)#	Amendment to Employment Agreement, dated January 1, 2004, by and between Crdentia Corp. and James D. Durham.
10.20(24)#	Amendment to Notice of Stock Award and Stock Option Agreement dated April 8, 2004 by and between Crdentia Corp. and Thomas H. Herman.
10.21(24)#	Amendment to Notice of Stock Award and Stock Option Agreement dated April 8, 2004 by and between Crdentia Corp. and C. Fred Toney.
10.24(24)#	Crdentia Corp. 2004 Stock Incentive Plan.
10.25(24)#	Form of Notice of Stock Option Award and Stock Option Award Agreement (Employees) under the Crdentia Corp. 2004 Stock Incentive Plan.
10.26(8)#	Form of Notice of Stock Option Award and Stock Option Award Agreement (Directors) under the Crdentia Corp. 2004 Stock Incentive Plan.
10.27(24)#	Form of Notice of Stock Option Award and Stock Option Award Agreement (Senior Officers) under the Crdentia Corp. 2004 Stock Incentive Plan.
10.28(24)#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the Crdentia Corp. 2004 Stock Incentive Plan.

10.29(32)#	Notice of Stock Option Award and Stock Option Award Agreement dated August 3, 2004 by and between Crdentia Corp. and James D. Durham.
10.30(32)#	Notice of Stock Option Award and Stock Option Award Agreement dated August 3, 2004 by and between Crdentia Corp. and Pamela Atherton.
10.35(29)#	Form of Indemnification Agreement.
10.49(40)#	Amendment to Restricted Stock Purchase Agreement, dated as of August 3, 2004, by and among Crdentia Corp. and Robert Kenneth.
10.50(33)

Second Amended and Restated Loan and Security Agreement - Revolving Loans, dated May 16, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, GHS Acquisition Corporation and Bridge Healthcare Finance, LLC.

10.51(33)

Amended and Restated Loan and Security Agreement - Term Loan, dated May 16, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, GHS Acquisition Corporation and Bridge Opportunity Finance, LLC.

10.52(34)#	Executive Employment Agreement dated May 31, 2005 by and between Crdentia Corp. and James J. TerBeest.
10.53(34)#	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and James D. Durham.
10.54(34)#	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and Pamela G. Atherton.
10.55(34)#	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Agreement dated May 31, 2005 by and between Crdentia Corp. and James J. TerBeest.
10.57(35)#	Second Amendment to Employment Agreement dated November 8, 2005 among Crdentia Corp. and James D. Durham.
10.58(36)

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

10.59(36)

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

10.60(36)

Amended and Restated Security Agreement, dated November 18, 2005 by and among Crdentia Corp., Baker Anderson Christie, Inc., Nurses Network, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., PSR Nurses Holdings Corp., CRDE Corp., Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., HIP Holding, Inc., Health Industry Professionals, L.L.C., Travmed USA, Inc., Prime Staff, LP, Mint Medical Staffing Odessa, LP, GHS Acquisition Corporation and MedCap Partners L.P.

10.61(36)#	Amendment to Bonus and Other Agreement dated November 17, 2005 by and between Crdentia Corp. and James D. Durham.
10.62(37)	Securities Purchase Agreement by and between Crdentia and MedCap Partners L.P., dated as of December 30, 2005.
10.63(38)	Securities Purchase Agreement by and among Crdentia and the investors identified on the signature pages thereto, dated as of January 6, 2006.
10.64(38)	Form of Convertible Debenture by and among Crdentia and the investors identified on the signature pages thereto, dated as of January 6, 2006.
10.65(38)	Form of Long-Term Stock Purchase Warrant by and among Crdentia and the investors identified on the signature pages thereto, dated as of January 6, 2006.
10.66(38)	Form of Short-Term Stock Purchase Warrant by and among Crdentia and the investors identified on the signature pages thereto.
10.67(38)	Form of Registration Rights Agreement by and among Crdentia and the investors identified on the signature pages thereto, dated as of January 6, 2006.
10.68(39)#	Separation Agreement by and between Crdentia Corp. and Pamela Atherton, dated January 7, 2006.
10.69(39)#	General Release of Claims by and between Crdentia Corp. and Pamela Atherton, dated January 7, 2006.
10.70(39)	Settlement Agreement, dated January 9, 2006, by and among Crdentia Corp., Nick Liuzza, Sr., Nick Liuzza, Jr., Christopher Liuzza and certain other former shareholders of New Age Staffing, Inc.
10.71(33)

Equity Purchase Agreement, dated as of May 4, 2005, by and among Crdentia Corp., CRDE Corp., GHS Acquisition Corporation, Prime Staff, Inc., Prime Staff GP, LLC, Mint Medical, LLC, Mint Medical GP, LLC and the equity owners of Prime Staff, Inc., Prime Staff GP, LLC, Mint Medical, LLC and Mint Medical GP, LLC. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601 (b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

10.72(45)	Promissory Note Issued by Crdentia Corp. to Staff Search Ltd.
10.73(44)#	Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement dated March 24, 2006 by and between Crdentia Corp. and James C. Durham.
10.74(44)#	Notice of Stock Option Award and Stock Option Award Agreement dated March 24, 2006 by and between Crdentia Corp. and James J. TerBeest.

10.75(46)#	Amendment to Executive Employment Agreement dated July 18, 2006 among Crdentia Corp. and James J. TerBeest.
10.76(47)	Interim Management Agreement, dated September 20, 2006, by and among Crdentia Corp., iVOW Acquisition Corp. and iVOW, Inc.
10.77(47)	Crdentia Merger Voting Agreement, dated September 20, 2006, by and among Crdentia Corp., MedCap Partners L.P. and MedCap Master Fund L.P.
10.78(47)	iVOW Merger Voting Agreement, dated September 20, 2006, by and among iVOW, Inc., MedCap Partners L.P. and MedCap Master Fund L.P.
10.79(48)	Securities Purchase Agreement, dated January 25, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.
10.80(48)	Registration Rights Agreement, dated January 25, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.
10.81(51)	Severance Agreement and Mutual Release of Claims dated March 6, 2007 by and between Crdentia Corp. and James D. Durham.
10.82(52)	Letter Agreement dated March 8, 2007 by and between Crdentia Corp. and John Kaiser.
10.83(53)	Executive Employment Agreement dated March 26, 2007, by and between the Company and John Kaiser.
10.84(53)	Restricted Stock Bonus Award Agreement dated March 26, 2007, by and between the Company and John Kaiser.
23.1	Consent of KBA Group LLP.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Indicates management contract or compensatory plan.

(3)          Previously filed on Form 10-QSB with the Securities and Exchange Commission on August 12, 2003 and incorporated herein by reference.

(8)          Previously filed on Form 10-KSB with the Securities and Exchange Commission on March 31, 2005 and incorporated herein by reference.

(9)          Previously filed on Form 8-K with the Securities and Exchange Commission on April 1, 2005 and incorporated herein by reference.

(10) Previously filed on Form 8-K with the Securities and Exchange Commission on August 22, 2002 and incorporated herein by reference.

(11) Previously filed on Form 8-K/A with the Securities and Exchange Commission on June 28, 2004 and incorporated herein by reference.

(12) Previously filed on Form 8-K with the Securities and Exchange Commission on January 7, 2005 and incorporated herein by reference.

(13) Previously filed on Form 8-K with the Securities and Exchange Commission on August 24, 2004 and incorporated herein by reference.

(14) Previously filed on Form 8-K/A with the Securities and Exchange Commission on October 18, 2004 and incorporated herein by reference.

(15) Previously filed on Form 8-K with the Securities and Exchange Commission on September 7, 2004 and incorporated herein by reference.

(16) Previously filed on Form 8-K with the Securities and Exchange Commission on March 21, 2005 and incorporated herein by reference.

(17) Previously filed on Form 10-KSB with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.

(19) Previously filed on Form 8-K with the Securities and Exchange Commission on January 12, 2004 and incorporated herein by reference.

(20) Previously filed on Form 10-QSB with the Securities and Exchange Commission on November 14, 2003 and incorporated herein by reference.

(21) Previously filed on Form 10-KSB with the Securities and Exchange Commission on November 27, 2002 and incorporated herein by reference.

(22) Previously filed on Form 10-KSB with the Securities and Exchange Commission on March 11, 2003 and incorporated herein by reference.

(23) Previously filed on Form 10-QSB with the Securities and Exchange Commission on May 17, 2004 and incorporated herein by reference.

(24) Previously filed on Registration Statement on Form S-8 with the Securities and Exchange Commission on May 27, 2005 and incorporated herein by reference.

(25) Previously filed on Form 8-K with the Securities and Exchange Commission on May 20, 2004 and incorporated herein by reference.

(26) Previously filed on Form 8-K with the Securities and Exchange Commission on June 22, 2004 and incorporated herein by reference.

(29) Previously filed on Form 10-QSB/A with the Securities and Exchange Commission on September 9, 2004 and incorporated herein by reference.

(30) Previously filed on Form 8-K with the Securities and Exchange Commission on December 3, 2004 and incorporated herein by reference.

(32) Previously filed on Form 10-QSB with the Securities and Exchange Commission on November 15, 2004 and incorporated herein by reference.

(33) Previously filed on Form 10-QSB with the Securities and Exchange Commission on August 15, 2005 and incorporated herein by reference.

(34) Previously filed on Form 8-K with the Securities and Exchange Commission on June 6, 2005 and incorporated herein by reference.

(35) Previously filed on Form 8-K with the Securities and Exchange Commission on November 14, 2005 and incorporated herein by reference.

(36) Previously filed on Form 8-K with the Securities and Exchange Commission on November 21, 2005 and incorporated herein by reference.

(37) Previously filed on Form 8-K with the Securities and Exchange Commission on January 6, 2006 and incorporated herein by reference.

(38) Previously filed on Form 8-K with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

(39) Previously filed on Form 8-K with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by reference.

(40) Previously filed on Registration Statement on Form S-2 with the Securities and Exchange Commission on June 1, 2005 and incorporated herein by reference.

(41) Previously filed on Form 8-K with the Securities and Exchange Commission on December 30, 2003 and incorporated herein by reference.

(42) Previously filed on Registration Statement on Form SB-2 with the Securities and Exchange Commission on February 6, 2006 and incorporated herein by reference.

(43) Previously filed on Form 8-K with the Securities and Exchange Commission on February 20, 2004 and incorporated herein by reference.

(44) Previously filed with a Quarterly Report on Form 10-QSB dated May 15, 2006 and incorporated herein by reference.

(45) Previously filed with a Current Report on Form 8-K dated April 18, 2006 and incorporated herein by reference.

(46) Previously filed with a Current Report on Form 8-K dated July 18, 2006 and incorporated herein by reference.

(47) Previously filed with a Current Report on Form 8-K dated September 20, 2006 and incorporated herein by reference.

(48) Previously filed with a Current Report on Form 8-K dated January 29, 2007 and incorporated herein by reference.

(49) Previously filed with a Current Report on Form 8-K dated January 4, 2007 and incorporated herein by reference.

(51) Previously filed with a Current Report on Form 8-K dated February 28, 2007 and incorporated herein by reference.

(52) Previously filed with a Current Report on Form 8-K dated March 8, 2007 and incorporated herein by reference.

(53) Previously filed with a Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CRDENTIA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Crdentia Corp.

We have audited the accompanying consolidated balance sheets of Crdentia Corp. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule appearing under Item 15(a)(2) for each of the years in the three year period ending December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crdentia Corp. as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses totaling $16,072,929 and $6,268,503 for the years ended December 31, 2006 and 2005, respectively, and has used cash flows from operating activities totaling $4,095,290 and $5,062,267 for the years ended December 31, 2006 and 2005, respectively. Additionally, at December 31, 2006, the Company’s current liabilities exceed their current assets by $8,068,545. These conditions, among others described in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan with regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard 123(R), Share-Based Payments.

/s/ KBA Group LLP
KBA Group LLP
Dallas, Texas
April 2, 2007

CRDENTIA CORP.
Consolidated Balance Sheets

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$198,068	$434,921
Accounts receivable, net of allowance for doubtful accounts of $450,000 in 2006 and $275,000 in 2005	5,776,473	5,192,874
Other current assets	700,524	464,865
Total current assets	6,675,065	6,092,660
Property and equipment, net	469,396	418,837
Goodwill	14,532,917	22,977,377
Intangible assets, net	1,581,954	1,985,585
Other assets	628,764	518,001
Total assets	$23,888,096	$31,992,460
Current liabilities:
Revolving lines of credit	$6,412,029	$4,672,096
Accounts payable and accrued expenses	3,807,253	1,447,905
Due to iVOW, Inc.	791,943	—
Accrued dividends on convertible preferred stock	—	800,748
Accrued employee compensation and benefits	896,260	980,005
Current portion of term loan, net of discount of $80,150 in 2006 and $200,168 in 2005	701,717	1,147,634
Notes payable to majority stockholder	1,234,078	—
Debentures, net of discount of $1,109,313 in 2006	554,687	—
Current portion of notes payable to sellers	—	3,215,490
Other current liabilities	345,643	321,963
Total current liabilities	14,743,610	12,585,841
Term loan, less current portion, net of discount of $201,167 in 2005	—	1,149,833
Long term bonus payable	903,455	801,084
Other long-term liabilities	757,954	7,032
Total liabilities	16,405,019	14,543,790
Commitments and contingencies
Convertible preferred stock, 10,000,000 shares authorized:
Series C Convertible Preferred Stock, $0.0001 par value, no shares issued and outstanding in 2006 and 183,028 shares issued and outstanding in 2005 (liquidation preference of $54,908,400 at December 31, 2005)	—	10,020,048
Series C preferred stock warrants	—	839,555
Stockholders’ equity:
Common stock, par value $0.0001, 150,000,000 shares authorized: 14,538,313 shares issued and 14,430,672 shares outstanding in 2006 and 3,515,760 shares issued and 3,408,119 shares outstanding in 2005	1,454	352
Additional paid in capital	126,768,011	109,802,174
Treasury stock, 107,641 shares at cost	—	—
Accumulated deficit	(119,286,388)	(103,213,459)
Total stockholders’ equity	7,483,077	6,589,067
Total liabilities and stockholders’ equity	$23,888,096	$31,992,460

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.
Consolidated Statements of Operations

	Year ended December 31,
	2006	2005	2004
Revenue from services	$40,137,832	$32,713,886	$23,018,389
Direct operating expenses	32,106,292	26,019,689	18,251,274
Gross profit	8,031,540	6,694,197	4,767,115
Operating expenses:
Selling, general, and administrative expenses	12,465,773	10,016,415	9,517,218
Loss on impairment of goodwill and intangibles	10,123,000	—	1,800,000
Gain from settlement of acquisition claims	(964,618)	—	—
Gain on settlement of debt	(2,691,277)	—	—
Non-cash stock based compensation	1,844,383	894,142	393,857
Total operating expenses	20,777,261	10,910,557	11,711,075
Loss from operations	(12,745,721)	(4,216,360)	(6,943,960)
Non-cash expense for conversion of debt	—	—	(24,541,000)
Interest expense, net	(3,327,208)	(2,052,143)	(2,217,894)
Loss before income taxes	(16,072,929)	(6,268,503)	(33,702,854)
Income tax expense	—	—	—
Loss from discontinued operations, less minority interest	—	—	—
Net loss	$(16,072,929)	$(6,268,503)	$(33,702,854)
Deemed dividends related to beneficial conversion features on convertible preferred stock	—	—	(4,648,910)
Deemed dividend on exchange of preferred stock and warrants for common stock	(45,554,618)	—	—
Non-cash preferred stock dividends	—	(4,627,951)	(3,635,699)
Net loss attributable to common stockholders	$(61,627,547)	$(10,896,454)	$(41,987,463)
Basic and diluted net loss per common share attributable to common stockholders	$(5.52)	$(4.60)	$(52.26)
Weighted average number of common shares outstanding	11,174,099	2,369,848	803,373

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003	735,576	$74	$59,720,020	$(54,978,452)	$4,741,642
Stock dividends on Convertible Preferred Stock	73,578	7	2,608,438	(3,635,699)	(1,027,254)
Common stock issued in acquisition of Arizona Home Health Care/ Private Duty Inc.	20,000	2	689,998	—	690,000
Conversion of Convertible Series A into Common Stock	458,333	46	2,733,691	—	2,733,737
Conversion of Convertible Series B into Common Stock	83,333	8	492,424	—	492,432
Conversion of Convertible Series B-1 into Common Stock	45,390	5	268,831	—	268,836
Issuance of term loan warrants	—	—	810,000	—	810,000
Benefit and deemed dividend of beneficial conversion price of Series A convertible	—	—	1,000,000	—	1,000,000
preferred stock	—	—	(1,000,000)	—	(1,000,000)
Benefit and deemed dividend of beneficial conversion price of Series B convertible	—	—	1,250,000	—	1,250,000
preferred stock	—	—	(1,250,000)	—	(1,250,000)
Benefit and deemed dividend of beneficial conversion price of Series B-1 convertible	—	—	1,328,400	—	1,328,400
preferred stock	—	—	(1,328,400)	—	(1,328,400)
Benefit and deemed dividend of beneficial conversion price of Series C convertible	—	—	1,070,510	—	1,070,510
preferred stock	—	—	(1,070,510)	—	(1,070,510)
Conversion of seller note to Common Stock	4,082	—	126,548	—	126,548
Other	(4)	—	349,870	—	349,870
Net Loss	—	—	—	(33,702,854)	(33,702,854)
Balance, December 31, 2004	1,420,288	$142	$67,799,820	$(92,317,005)	$(24,517,043)

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Stock dividends on Convertible Preferred Stock	252,168	$25	$4,854,432	$(4,627,951)	$226,506
Common stock issued in acquisition of Health Industry Professionals, LLC	128,369	13	2,601,587	—	2,601,600
Common stock issued to majority shareholder in connection with working capital loans	9,812	1	174,721	—	174,722
Conversion of Series B convertible preferred stock to common stock	125,000	13	749,987	—	750,000
Conversion of Series B-1 convertible preferred stock to common stock	930,430	93	30,123,307	—	30,123,400
Common stock issued in acquisition of Prime Staff and Mint Medical	16,504	2	287,262	—	287,264
Restricted stock issued to officers	370,000	37	(37)	—	—
Restricted stock forfeited	(90,000)	(9)	9	—	—
Compensation expense related to restricted stock and options issued to directors and employees	—	—	894,142	—	894,142
Common stock issued for cash, net of expenses	333,333	33	1,976,522	—	1,976,555
Common stock issued to settle liabilities	9,058	1	130,950	—	130,951
Common stock issued in connection with an acquisition earn-out	10,798	1	209,472	—	209,473
Net loss	—	—	—	(6,268,503)	(6,268,503)
Balance, December 31, 2005	3,515,760	$352	$109,802,174	$(103,213,459)	$6,589,067

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Common stock issued as payment of preferred stock dividends	45,758	$4	$800,743	$—	$800,747
Common stock issued for acquisition of Staff Search LTD.	229,128	23	976,151	—	976,174
Common stock issued in exchange for Series C convertible preferred stock	9,151,400	915	10,019,133	—	10,020,048
Common stock issued in exchange for Series B-1 warrants and Series C warrants	1,105,731	111	839,444	—	839,555
Fair value of common stock returned in connection with settlement of acquisition claim	(59,150)	(6)	(1,064,687)	—	(1,064,693)
Restricted common stock issued to officers	150,000	15	(15)	—	—
Common stock issued for cash, net of expenses	233,333	23	1,288,409	—	1,288,432
Beneficial conversion feature and fair value of warrants issued in connection with debentures	—	—	2,000,000	—	2,000,000
Conversion of debentures into common stock	55,999	6	335,994	—	336,000
Common stock issued as interest on debentures	110,354	11	136,149	—	136,160
Placement fees related to common stock issued for cash	—	—	(209,867)	—	(209,867)
Stock compensation expense related to option awards under FAS 123(R)	—	—	358,454	—	358,454
Stock compensation expense related to vesting of restricted stock awards	—	—	1,485,929	—	1,485,929
Net loss	—	—	—	(16,072,929)	(16,072,929)
Balance, December 31, 2006	14,538,313	$1,454	$126,768,011	$(119,286,388)	$7,483,077

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(16,072,929)	$(6,268,503)	$(33,702,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,575,669	828,699	1,186,505
Amortization of long-term bonus payable	102,371	92,667	83,962
Adjustment related to change in due dates of long-term bonus	—	(176,545)	—
Non-cash stock based expense related to settlement of liabilities	—	130,951	—
Depreciation and amortization	953,600	959,281	1,019,461
Bad debt expense	251,890	175,162	44,264
Non-cash stock based compensation	1,844,383	894,142	393,857
Non-cash expense for conversion of debt	—	—	24,541,000
Gain from settlement of acquisition claims	(964,618)	—	—
Gain on settlement of debt	(2,691,277)	—	—
Loss on disposal of property and equipment	68,895	—	—
Loss on impairment of goodwill and intangibles	10,123,000	—	1,800,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(835,489)	(1,111,160)	132,223
Other assets and liabilities	(232,956)	213,143	(227,249)
Accounts payable and accrued expenses	1,865,916	(1,225,164)	1,603,962
Accrued employee compensation and benefits	(83,745)	425,060	(61,868)
Net cash used in operating activities	(4,095,290)	(5,062,267)	(3,186,737)
Investing activities
Purchases of property and equipment	(209,263)	(148,015)	(223,726)
Cash paid for acquisitions, net of cash received	244,634	(4,990,060)	(4,180,483)
Due to iVOW, Inc.	791,943	—	—
Other	2,841	22,031	96,555
Net cash provided by (used in) investing activities	830,155	(5,116,044)	(4,307,654)
Financing activities
Issuance of preferred stock	—	—	5,970,300
Exercise of warrants for Series C preferred stock, net of expenses	—	7,709,183	—
Issuance of common stock, net of expenses	1,288,432	1,976,555	—
Net increase (decrease) in revolving lines of credit	1,739,932	1,209,108	(350,292)
Proceeds from debentures	2,000,000	—	—
Proceeds from notes payable to lender	—	—	2,697,802
Proceeds from note payable to majority stockholder	—	1,050,000	400,000
Repayment of notes payable to majority stockholder	—	(1,450,000)	—
Repayment of term loan	(1,715,766)	—	—
Repayment of notes payable to lenders	—	—	(219,444)
Repayment of subordinated convertible notes	(12,500)	(37,500)	(120,000)
Repayment of notes payable to sellers	—	(184,948)	(825,465)
Debt issuance costs	(271,816)	(21,638)	(1,165,114)
Net cash provided by financing activities	3,028,282	10,250,760	6,387,787
Net increase (decrease) in cash and cash equivalents	(236,853)	72,449	(1,106,604)
Cash and cash equivalents at beginning of year	434,921	362,472	1,469,076
Cash and cash equivalents at end of year	$198,068	$434,921	$362,472

The accompanying notes are an integral part of these consolidated financial statements.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1.   Organization and Summary of Significant Accounting Policies

Organization

Crdentia Corp (the “Company”), a Delaware corporation, is a provider of healthcare staffing services in the United States. Such services include travel nursing, per diem staffing, contractual clinical services, locum tenens (physician staffing), allied services (diagnostic imaging, respiratory, laboratory, therapies and administrative modalities), and private duty home health care. The Company considers these services to be one segment. Each of these services relate solely to providing healthcare staffing to customers and the Company utilizes common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

At the beginning of 2003, the Company was a development stage company with no commercial operations. During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies. In 2003, the Company acquired  Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which holds the limited partner and general partner interests in PSR Nurses, Ltd. to provide the foundation for future growth. During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. On March 29, 2005, the Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC. On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa. In April 2006, the Company acquired Staff Search Ltd.

During 2006 the Company terminated the operations it acquired in 2003 from Baker Anderson Christie, Inc. and Nurses Network, Inc. In addition, as discussed in Note 13, in May 2006 the Company returned to the sellers the shares of TravMed USA, Inc. that it had acquired from the sellers in March 2005 and the note payable to the sellers was cancelled. The Company was permitted to retain receivables existing as of the date the TravMed shares were returned.

The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition. All intercompany transactions have been eliminated in consolidation.

On June 28, 2004, the Company executed a one-for-three reverse stock split of the outstanding shares of Common Stock. On April 4, 2006, the Company executed a one-for-ten reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements and related notes have been retroactively adjusted to reflect these reverse stock splits.

Going Concern

The Company generated a net loss of $16,072,929 in 2006 and used cash in operations of $4,095,290 during 2006. Additionally, although the Company ended 2006 with a significant working capital deficit of $8,068,545, it was able to secure additional funding during 2006 to finance its operations as it continued to attempt to execute its business plan to acquire and grow companies involved in healthcare staffing. The Company will need to raise additional funds during the next twelve months to satisfy debt service requirements and working capital needs. There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives. The Company’s challenging financial circumstances may make the terms, conditions and cost of any available capital unfavorable. If additional

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations. This would result in an overall slowdown of the Company’s development. The Company’s short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address the Company’s financial performance and to improve cash flow. Management has refinanced all of the Company’s debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain expense savings which have provided the Company with access to additional working capital. Management is devoting constant attention toward achieving growth both organically and through acquisitions so that Crdentia can spread its corporate overhead over a larger base of business and achieve economies of scale. However, there can be no assurances that these programs will be successful.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, the valuation and allocation of acquired intangible assets and goodwill, the stock valuation of the shares used to consummate the Company’s acquisitions, the analysis of impairment of goodwill and other intangible assets and accounting for stock options. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving lines of credit, and notes payable. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable, and accounts payable approximates fair value, based upon the short-term nature of those instruments. The Company believes that the fair value of the revolving lines of credit and notes payable approximates the fair value based on the terms and conditions the Company feels could be attained from other lenders.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the Federal Deposit Insurance Corporation (FDIC) insured limit of $100,000. However, management presently believes that the risk of loss is not significant. To date, the Company has not experienced any losses in such accounts.

Trade Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides services to various public and private medical facilities such as hospitals, prisons, and

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

nursing care facilities. In addition, the Company provides home healthcare to individuals on a private pay arrangement or state funded insurance reimbursement. Management performs continuing credit evaluations of the customers’ financial condition.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful life of the assets (generally three to ten years). Amortization of leasehold improvements is provided on the straight-line method over the various lease terms or estimated useful lives, if shorter. The cost of maintenance and repairs is charged to operations as incurred.

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

Goodwill and Intangible Assets

Intangible assets other than goodwill consist of customer relationships and international nurse contracts and are presented net of accumulated amortization and are amortized over their respective useful lives estimated to be five years. Goodwill is assessed for impairment at least annually. Intangible assets are assessed for possible impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The valuation of these intangibles is determined based upon valuations performed by third-party specialists and management’s best estimates of fair value. As a result, the ultimate value and recoverability of these assets is subject to the validity of the assumptions used.

Income Taxes

The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax return. A valuation allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized.

Revenue Recognition

The Company recognizes revenue generally as the Company’s healthcare staff provides services.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Stock-Based Compensation

On January 1, 2006 the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense by the Company.

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements for 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See pro forma information below.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 and 148 for the periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

No compensation cost has been recognized for the Company’s employee stock options in the financial statements during the years ended December 31, 2005 and 2004, as the fair market value on the grant date approximated the exercise price.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

The table below shows net loss per share attributable to common stockholders for 2005 and 2004 as if the Company had elected the fair value method of accounting for stock options.

	December 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(10,896,454)	$(41,987,463)
Add: stock-based employee compensation related to stock options in reported net loss	—	—
Deduct: total stock-based employee compensation determined under fair value method for all stock option awards	(160,180)	(2,175,134)
Proforma net loss attributable to common stockholders, as adjusted	$(11,056,634)	$(44,162,597)
Loss per share attributable to common stockholders:
Basic and diluted, as reported	$(4.60)	$(52.26)
Basic and diluted, pro forma	$(4.67)	$(54.97)

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each year divided by the weighted average number of shares of common stock outstanding for each year (excluding the restricted common stock issued to certain officers in 2006 and 2005 as discussed in Note 17). Diluted earnings per common share include both the weighted average number of common shares and any dilutive common share equivalents such as convertible securities, options or warrants in the calculation. As the Company recorded net losses for 2006, 2005, and 2004, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding. Common share equivalents that were excluded in the 2006 calculations totaled 1,880,471 shares (4,002,385 were excluded in 2005).

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as de-recognition, interest and penalties, and disclosure. FIN 48 is effective for the Company January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company estimates that the initial application of SFAS No. 157 will not be material.

Reclassifications

Certain 2004 and 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2.   Acquisitions

Staff Search Ltd.

On April 18, 2006 the Company acquired the assets of Staff Search Ltd. for $2,386,174, including acquisition costs. The Company issued a promissory note in the principal amount of $1,410,000 and issued 229,128 shares of its common stock valued at $976,174 (determined by the average of $4.26 per share which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the acquisition date). Subsequently, the promissory note was purchased from the seller by the Company’s majority stockholder. During 2006, the majority stockholder distributed $175,922 of the promissory note to unrelated parties to settle certain obligations of the majority stockholder. The promissory note accrues interest at a rate equal to 8.00% per annum. The principal amount of the note owed at December 31, 2006 ($529,078 owed to MedCap Partners, L.P. and $705,000 owed to MedCap Master Fund L.P.), plus all accrued interest ($70,479 at December 31, 2006), is payable upon demand. The principal amount of the note owed to unrelated parties at December 31, 2006 ($175,922), plus all accrued interest, is payable upon demand after January 1, 2008 and is included in other long-term liabilities in the accompanying balance sheet. The note includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts due under the note shall become immediately payable. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$345,075
Customer related intangible assets	486,000
Goodwill	1,555,099
Total assets acquired	2,386,174
Liabilities assumed	—
Net assets acquired	$2,386,174

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions and was initially developed by a professional valuation group. Goodwill

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

represents the excess of merger consideration over the fair value of assets acquired. The Company will be required to pay additional cash and issue additional shares of its common stock to the former stockholder of Staff Search Ltd. should its results of operations exceed performance standards established in the merger agreement. If results of operations for Staff Search Ltd. fall below performance standards established in the merger agreement, the former stockholder of Staff Search Ltd. is required to return certain amounts of the Company’s common stock that were issued in connection with the acquisition. The goodwill acquired will be amortized for federal income tax purposes.

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

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets are being amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions developed by a professional valuation group. Goodwill represents the excess of merger consideration over the fair value of net assets acquired. The goodwill acquired may not be amortized for federal income tax purposes. As discussed in Note 13, in May 2006 the Company returned to the sellers the shares of TravMed USA, Inc. that it had acquired from the sellers in March 2005.

Health Industry Professionals, LLC

On March 29, 2005, the Company acquired Health Industry Professionals, LLC (HIP) in exchange for $1,350,900 in cash, 128,368 shares of the Company’s Common Stock valued at $2,601,600, (determined by the average of $20.30 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date), and $30,653 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$44,000
Customer related intangible assets	342,000
Goodwill	3,647,153
Total assets acquired	4,033,153
Liabilities assumed	50,000
Net assets acquired	$3,983,153

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

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

Prime Staff, LP and Mint Medical Staffing Odessa

On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa in exchange for $150,000 in cash, 16,504 shares of the Company’s Common Stock valued at $287,264 (determined by the average of $17.40 per share which approximates the trading value as quoted on the OTC Bulletin Board 3 days before and 3 days after the acquisition date), and $78,638 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

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

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Arizona Home Health Care/Private Duty, Inc.

On August 31, 2004, the Company acquired Arizona Home Health Care/Private Duty, Inc. (“AHHC”) in exchange for $3,900,000 in cash, 20,000 shares of the Company’s Common Stock valued at $690,000, (determined by the average of $34.50 per share as of the two days prior to and subsequent to the acquisition date as quoted on the OTC Bulletin Board), and $77,154 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Cash acquired	$35,000
Tangible assets acquired	76,853
Customer related intangible assets	705,487
Goodwill	3,849,814
Total assets acquired	4,667,154
Liabilities assumed	—
Net assets acquired	$4,667,154

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets are being amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the fair value of assets acquired between goodwill and customer relationships was determined by management’s estimate based on a consistent model for all acquisitions developed by a professional valuation group. The goodwill acquired may not be amortized for federal income tax purposes.

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

The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets are being amortized over their estimated useful life of five years. Allocation of the excess of merger consideration over the fair value of assets acquired between goodwill and customer relationships was determined by management’s estimate based on a consistent model for all acquisitions developed by a professional valuation group. The Company was required to issue common stock in 2005 in connection with an earn-out related to this acquisition. The Company issued 10,798 shares valued at $209,473

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

(determined by the average of $19.40 per share based on the trading value as quoted on the OTC Bulletin Board). The additional purchase price was recorded as an adjustment to goodwill. The goodwill acquired may not be amortized for federal income tax purposes.

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

	December 31,
	2006	2005	2004
Revenue from services	$43,189,017	$51,073,505	$68,273,930
Loss from operations	(12,532,360)	(3,055,087)	(4,551,176)
Net loss attributable to common stockholders	(61,436,186)	(9,823,181)	(39,682,679)
Basic and diluted net loss per common share attributable to common stockholders	$(5.47)	$(3.73)	$(33.33)
Weighted-average shares of common stock outstanding	11,236,873	2,635,532	1,190,688

Settlement of Acquisition Claims

In 2005, the Company asserted a claim against a seller of one of the Company’s 2003 acquisitions. In January 2006, the Company and the seller settled with the seller returning 59,150 shares of the Company’s stock that had been issued in connection with the acquisition. The Company reported a gain on this settlement of $1,064,693 representing the fair value of the stock returned on the date of the settlement. As discussed in Note 18, the Company began negotiating a settlement to the claim related to the acquisition of Arizona Home Health Care/Private Duty, Inc. The Company estimates it will report a $100,075 loss on this settlement. The gain and estimated loss have been netted in the gain from settlement of acquisition claims on the accompanying statement of operations for 2006.

Note 3.   iVOW, Inc.

On September 20, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with iVOW, Inc. (“iVOW”), a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis. In connection with Crdentia’s entry into the Merger Agreement, the Company also entered into an Interim Management Agreement (“IMA”), pursuant to which the Company had the sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW’s cash and working capital to defray Crdentia’s expenses and the expenses of iVOW, prior to the

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

closing of the merger. Pursuant to the original Merger Agreement, the termination date of the Merger Agreement and IMA was December 31, 2006. Crdentia and iVOW executed an amendment to the Merger Agreement on December 29, 2006, which extended the termination date for the merger and IMA to March 31, 2007. In March 2007, the Company began negotiating a Settlement Agreement with iVOW to terminate the Merger Agreement and release the other party from any and all claims arising under the merger agreement and related agreements, including the IMA. The Company anticipates having to issue to iVOW 1,500,000 shares of the Company’s common stock. All negotiations with respect to a possible merger between Crdentia and iVOW have been terminated.

As a result of the control granted by the IMA, the Company accounted for iVOW on a consolidated basis as of September 20, 2006, the effective date of the IMA. During December 2006, it became apparent that Crdentia’s control was temporary and that the initial conclusion to consolidate  iVOW with Crdentia was no longer appropriate. Therefore iVOW financial statements consolidated with Crdentia in September 2006 have been de-consolidated during the fourth quarter of 2006. At December 31, 2006, the Company has recorded $791,943 as due to iVOW, Inc. which represents amounts advanced as of December 31, 2006 which approximates the fair value of the 1,500,000 shares the Company anticipates having to issue plus amounts paid by Crdentia to iVOW during 2007. The Company has recorded the operations of iVOW from September 20, 2006 through the date of de-consolidation as loss from discontinued operations, less minority interest.

Note 4.   Concentration of Credit Risk

During 2006 or 2005, no customer represented more than 10% of the Company’s revenues. The Company’s top ten customers accounted for 18% of revenues in 2006 and 24% of revenues in 2005.

During 2004, sales to one customer group, Rhode Island Hospital and Newport Hospital, represented approximately 16% of the Company’s revenues. In the third quarter of 2004, the Company experienced a decline in revenue at these facilities and travel nurse assignments have not been renewed to date. The Company’s top ten customers accounted for 48% of revenues in 2004.

Note 5.   Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
Leasehold improvements	$96,393	$87,346
Computers, office furniture and equipment	1,328,880	1,125,563
	1,425,273	1,212,909
Less accumulated depreciation and amortization	(955,877)	(794,072)
	$469,396	$418,837

Depreciation of property and equipment amounted to $186,969 in 2006; $158,149 in 2005; and $259,962 in 2004.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Note 6.   Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and indefinite lived intangible assets are no longer amortized and are reviewed annually for impairment or more frequently if events or circumstances indicate such assets may be impaired such as reductions in demand or significant economic slowdowns in the industry. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives.

SFAS No. 142 requires the use of a two-step process to measure potential impairment. In the first step, the fair values of the Company’s reporting units are compared to the units’ carrying amounts. Reporting units with similar economic and operating characteristics may be combined into a single segment level evaluation. If the fair value of a reporting unit exceeds its carrying cost, goodwill is not considered impaired. If the carrying cost exceeds fair value, a second step is used to determine the amount of impairment. The second step determines the implied fair value of goodwill for a reporting unit by applying the estimated fair value to the tangible and separately identifiable intangible assets of the reporting unit, with any remaining amount considered goodwill.

During 2006, 2005 and 2004, the Company completed the first step analysis under the requirements of the standard. The Company used an outside valuation firm to assist in developing the primary assumptions, such as projected cash flows and capitalization rates and to perform the valuation of the reporting unit. The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values.

The loss of customer base in some operations and the closure of certain California operations resulted in a charge for impairment of goodwill of $10 million in 2006. Based on management’s estimated loss of customers related to partially unwinding the TravMed USA, Inc. acquisition in 2006 (discussed in Note 13), the Company has recorded an impairment charge in 2006 of $123,000 relating to intangibles assigned to customer relationships. The Company, with the assistance of the outside valuation firm, concluded that there was no impairment of goodwill in 2005 and 2004. Due to the decline in revenue related to the loss of certain customers, including a significant customer relationship, and due to the impact of new immigration regulations limiting access to foreign nurses, the Company determined that certain intangibles were impaired in 2004. As a result of this analysis, $1,800,000 was recorded as an impairment loss in 2004.

Goodwill and other intangible assets at December 31, 2006 and 2005 consist of:

	December 31,
	2006	2005
Balance at beginning of year	$22,977,377	$12,974,973
Additions to goodwill	1,555,540	10,002,404
Impairment write-off	(10,000,000)	—
Balance at end of year	$14,532,917	$22,977,377
Customer relationships	$3,401,480	$3,038,480
International nurse contracts	590,000	590,000
	3,991,480	3,628,480
Less accumulated amortization	(2,409,526)	(1,642,895)
Net other intangible assets	$1,581,954	$1,985,585

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Following is a table of estimated amortization expense of other intangible assets for the next five years:

Estimated
Amortization
Year	Expense
2007	$547,022
2008	452,756
2009	402,257
2010	160,948
2011	18,971

Amortization expense of other intangible assets amounted to $766,631 in 2006; $801,134 in 2005; and $759,499 in 2004.

Note 7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
Accounts payable	$1,968,731	$825,986
Accrued fee for placement agent	864,589	—
Other accrued expenses	973,933	621,919
	$3,807,253	$1,447,905

Note 8.   Income Taxes

The Company did not record an income tax provision or benefit for 2006, 2005 or 2004. At December 31, 2006, the Company had net operating loss carryfowards for federal and state income tax purposes of approximately $17.7 million which expire in varying amounts beginning in 2019 through 2026. The Company has undergone an ownership change as defined in Section 382 of the Internal Revenue Code. Therefore, utilization of its tax net operating loss carryforwards will be limited.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Deferred taxes are comprised of the following:

	December 31,
	2006	2005
Net operating loss carryforwards	$6,563,417	$5,368,759
Deferred compensation stock options and rights	20,640,107	19,958,238
Accrued bonuses	334,007	296,161
Capital loss carryforward	1,382,568	—
Intangibles	4,479,935	777,872
Other	290,680	174,483
Total deferred tax assets	33,690,714	26,575,513
Less: Valuation allowance	(33,690,714)	(26,575,513)
Net deferred tax assets	$—	$—

A reconciliation of the difference between the provision computed at the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Provision computed at statutory federal tax rate	$(5,464,796)	$(2,131,291)	$(11,458,970)
Permanent differences	8,858	21,175	8,857,448
Gain on extinguishment of debt	(1,156,933)	—	—
State tax expense	(477,366)	(124,116)	(667,316)
Other	(24,963)	(59,369)	(72,162)
Increase in valuation allowance	7,115,200	2,293,601	3,341,000
Income tax expense (benefit)	$—	$—	$—

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

Note 9.   Revolving Lines of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC (“Bridge Healthcare”), pursuant to which the Company obtained a revolving credit facility up to $15,000,000 (the “Loan”). During the first quarter of 2005, the Loan was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees. The Loan had an original term of three years and bears interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum. In December 2006, Bridge Healthcare increased the rate charged to the Company by 4% over the rate specified in the agreement to 15.25%. Interest is payable monthly. Accounts receivable serves as security for the Loan and the Loan is subject to certain financial and reporting covenants. Customer payments are used to repay the advances on the Loan after deducting charges

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

for interest expense, unused line and account management fees. Except in certain limited circumstances, the Loan could not be prepaid in full without incurring a significant prepayment penalty. The financial covenants were for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.

During the third quarter of 2005, Bridge Healthcare made a $600,000 credit line available to the Company in the form of an over-advance on the Loan. The over-advances were used as necessary to pay certain remaining amounts due on acquisitions completed in March 2005 and for working capital purposes. During the first quarter of 2006, the Company used proceeds from a private offering as discussed below to repay the $600,000 over-advances. During 2006, Bridge Healthcare made $2,425,000 available to the Company in the form of over-advances on the Loan. The over-advances were used for working capital purposes. The $2,425,000 of over-advances were partially secured by a guaranty from MedCap Partners L.P. (“MedCap”), Crdentia’s majority stockholder, partially secured by a personal guarantee from C. Fred Toney, a member of Crdentia’s board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, and partially secured by a personal guarantee from James D. Durham, the Company’s former Chief Executive Officer and Chairman of the Board. Bridge Healthcare charged the Company monthly fees in excess of normal Loan interest charges for all over-advances.  As discussed in Note 21, over-advances of $2,400,000 were refinanced with bank debt in early 2007 and $25,000 was repaid in early 2007.

The Loan included events of default (with grace periods as applicable) and provided that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan may be accelerated. There were also cross default provisions between the Loan and the Term Loan discussed below. The outstanding balance on the Loan was $3,987,029 at December 31, 2006, which represents the total availability under the line relative to the amount of receivables outstanding at that date excluding over-advances discussed above. As discussed in Note 21, refinancing in early 2007 included the payment of $490,000 in prepayment penalties on the Loan. Financial covenants were violated in a number of instances including at December 31, 2006 which have no continuing significance since all debt with this lender has been refinanced.

Note 10.   Term Loan

Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility (“Term Loan”) in the amount up to $10,000,000 from Bridge Opportunity Finance, LLC, an affiliate of Bridge Healthcare. The Company obtained certain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan were due and payable in full on August 31, 2007 and required interest at the rate of fifteen and one-quarter percent (15.25%) per annum. Interest was payable monthly. The Term Loan was secured by all of the Company’s assets. On August 31, 2004, the Company received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

The Term Loan required that the Company issue warrants to purchase shares of common stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing. On

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility. As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance. The discount is being amortized to interest expense over the life of the Term Loan. During the first quarter of 2006, we used proceeds from a private offering as discussed in Note 14 to repay $1,350,000 of the Term Loan. As a result of this repayment, we recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment. Amortization of the remaining discount totaled $120,016 during 2006. During the second quarter of 2006, Bridge Healthcare demanded further repayments of the Term Loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan was paid in full. The outstanding balance of the Term Loan was $781,867 at December 31, 2006, which is before an unamortized discount of $80,150.  The Term Loan was paid off in full in early 2007 without a prepayment penalty as discussed in Note 21.

The Term Loan contained certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations. Financial covenants were violated in a number of instances including at December 31, 2006 which have no continuing significance since all debt with this lender has been refinanced. The Term Loan was classified as a current liability on the accompanying balance sheet as of December 31, 2006 because of the covenant violations. The Company was charged fees by Bridge for the various compliance violations and related waivers granted during 2005 and 2006. The Term Loan included events of default (with grace periods as applicable) and provided that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan could be accelerated. There were also cross default provisions between the Term Loan and the Loan.

Note 11.   Notes Payable to Stockholders

As discussed in Note 2, the Company has a demand note totaling $529,078 at December 31, 2006 due to MedCap Partners L.P. and $705,000 at December 31, 2006 due to MedCap Master Fund L.P. Related party interest expense of $70,479 has been included in interest expense in the accompanying consolidated statement of operations in 2006.

On November 29, 2004, MedCap Partners L.P. (“MedCap”), the Company’s majority stockholder, loaned the Company $400,000 for working capital purposes. During the first quarter of 2005, the Company borrowed an additional $1,050,000 from the majority stockholder for working capital purposes. The notes required interest at 5% and were payable on demand. These notes plus accrued interest were repaid on March 29, 2005. As an incentive to the majority stockholder to provide the working capital until acquisitions were consummated or until an equity transaction was completed, the Company issued 9,812 shares of common stock to the majority stockholder at the current trading value. The related expense of $174,722 has been recorded as interest expense in the accompanying statement of operations for 2005.  C. Fred Toney, a member of the Company’s board of directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Note 12.   Subordinated Convertible Notes

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

On September 30, 2004, $740,000 of the principal amount of the Notes plus accrued interest was converted into 12,642 shares of Series B-1 Convertible Preferred Stock. The holders of such notes included the Company’s Chairman and Chief Executive Officer, a member of the Company’s Board of Directors and MedCap. On November 16, 2004, $120,000 of the principal amount of the Notes plus accrued interest was repaid. The remaining $50,000 of the Notes was due on March 7, 2005. This $50,000 note was extended in March 2005 to be repaid with principal and interest payments on June 2, 2005, September 2, 2005, December 2, 2005 and March 2, 2006.  At December 31, 2005, the outstanding balance of the Notes was $12,500, which amount was repaid in 2006.

Note 13.   Notes Payable to Sellers

As partial consideration for the acquisition of New Age Staffing, Inc., Nurses Network and the PSR entities in 2003, the Company incurred debt in the form of notes payable to sellers. Portions of these notes and accrued interest were converted to common and preferred stock as discussed below.

On August 9, 2004, holders of approximately $2.2 million of the notes payable and accrued interest to selling shareholders accepted a cash payment of $225,000 to reduce the principal outstanding and converted their remaining balance to common and preferred stock. Approximately $127,000 of the seller notes converted to Common Stock (4,082 shares at $31.00 per share price) and $1.8 million converted to Series B-1 Convertible Preferred Stock (29,990 shares at $60.00 per share price). Approximately $1.0 million of the notes were with an employee and approximately $96,000 of the notes were with a member of the Company’s Board of Directors. The conversion was recorded as an inducement and as a result of the fair market value of the preferred stock issued to convert the debt, approximately $7.5 million was recorded as a non-cash expense for conversion of debt in the accompanying statement of operations for 2004.

During November 2004, the Company entered into an agreement to convert approximately $2.7 million of Seller Notes and accrued interest to Series B-1 Convertible Preferred Stock. As a result, the Company issued 45,450 shares of Series B-1 Convertible Preferred Stock. The conversion was recorded as an inducement and as a result the Series B-1 was recorded at fair market value on the date of issuance totaling $19.8 million. As a result of the fair market valuation, approximately

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

$17.0 million was recorded as a non-cash expense for conversion of debt on the accompanying statement of operations for 2004.

As partial consideration for the acquisition of TravMed USA, Inc. on March 29, 2005, the Company issued unsecured subordinated notes to the former TravMed stockholders in the total amount of $3,215,490. The notes were three-year convertible notes bearing interest at 7.75%. Monthly interest payments were required for the first six months followed by principal and interest payments the next thirty months to fully repay the debt. The Company did not make debt service payments required by terms of these notes payable to sellers since claims were asserted in State District Court in Dallas, Texas against the sellers of TravMed for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief. The Company received a notice of default in early November 2005 and the due date of the notes was accelerated such that the entire balance of the notes payable to sellers was due. Also, as a result of this default, Bridge Healthcare discontinued making revolving credit loans to the Company on receivables of TravMed.

On May 9, 2006, under terms of the agreements to acquire TravMed, the Company returned to the sellers the shares in TravMed that it had acquired on March 29, 2005. Upon return of the shares to the sellers, the Company was permitted to retain TravMed receivables existing on May 9, 2006, and the $3,215,490 of seller notes payable were extinguished and included as a gain on settlement of debt. Following the return of the shares, the sellers were released from covenants not to compete, and the Company and the sellers were free to compete for the customer contracts existing on May 9, 2006. During 2006, the Company reversed $132,000 of interest expense accrued on the notes. Because of the uncertainty surrounding repayment of these notes, the Company classified all of the balance as a current liability on the 2005 accompanying balance sheet. As discussed in Note 18, subsequent to December 31, 2006, the Company and the TravMed sellers agreed to settle an outstanding suit which resulted in the Company agreeing to pay the sellers $575,000 (see terms in Note 18). This amount in included in other long-term liabilities at December 31, 2006. Certain offsets to the amount paid resulted in a loss recorded by the Company of $524,213 which reduced the gain on extinguishment of seller debt discussed above to $2,691,277.

Note 14.   Subordinated Debentures

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

The Company issued 110,354 shares of its common stock for interest of $136,160 on the debentures during 2006. The debentures are convertible into common stock at a price of $6.00 per share (see Note 21 for a permitted change in the price to $0.60 per share subsequent to December 31, 2006). The sale of convertible debentures included common stock warrant coverage allowing debenture holders to exercise warrants to purchase 500,000 common shares. Warrants to purchase 166,667 common shares have a five year term and an exercise price of $7.50 per share. Warrants to purchase 333,333 common shares at an exercise price of $6.00 per share expired on June 14, 2006 with

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

none being exercised. The Company computed the relative fair value of the warrants at $1,443,265 and the beneficial conversion feature related to the debentures at $556,735, and recorded these amounts as a discount to the debentures which are being amortized over the term of the debentures.

Terms of an agreement with the placement agent representing the Company required placement fees upon a private placement of at least $5 million. Although the minimum was not achieved, fees have been accrued and warrants recorded based on the lower amount of funding. Per the terms of the agreement, $589,722 was recorded as deferred financing costs associated with the debentures and $294,867 was recorded as an offset to proceeds from the equity portion of the funding. The $589,722 will be amortized over the three year term of the debentures.  A portion of the placement fees were warrants to purchase 50,000 shares of common stock at $6.00 per share. The warrants have a five year life and were valued at $629,589 ($419,722 recorded as deferred financing costs and $209,867 recorded as an offset to proceeds from the equity offering). The warrants have been valued on the date of the closing, however, the Company has not yet issued these warrants and therefore has recorded a liability of $629,589 at December 31, 2006. The remaining portion of the fee totaling $255,000 is to be paid in cash.

On February 16, 2006, a holder of the debentures converted $260,000 of the debentures into 43,333 shares of the Company’s common stock. The Company recognized expense in the amount of $72,117 relating to the deferred financing fees associated with the converted debentures and expense in the amount of $238,333 related to the proportionate share of the unamortized discount on the converted debentures. On October 6, 2006, a holder of the debentures converted $76,000 of the debentures into 12,666 shares of the Company’s common stock. The Company recognized expense in the amount of $2,852 relating to the deferred financing fees associated with the converted debentures and expense in the amount of $50,692 related to the proportionate share of the unamortized discount on the converted debentures.

The debentures had cross-default provisions with the revolving line of credit and term loan. Since the Company had covenant violations on its revolving line of credit and term loan at December 31, 2006, the amount of the debentures ($1,664,000 face value outstanding and $554,687 after a discount of $1,109,313) has been classified as a current obligation on the accompanying balance sheet as of December 31, 2006.

The Company was obligated to register the shares (including the shares issuable upon conversion of the debentures and exercise of the warrants) for resale on a registration statement. The Company has used the proceeds from the private placement for working capital and the retirement of 50% of the outstanding $2,697,802 Term Loan discussed in Note 10 as well as retirement of the initial $600,000 over-advance facility discussed in Note 9.

Note 15.   Long Term Bonus Payable

On December 16, 2003, the Board of Directors granted James D. Durham, the Company’s former Chief Executive Officer two cash bonuses in the amount of $540,000 each with initial terms of December 31, 2006 and January 4, 2007. Terms of the bonuses were revised in 2005 to extend payment dates to December 31, 2008 and January 4, 2009. The present value of these bonuses has been recorded at the Company’s estimated incremental cost of borrowing of 10%, and the resulting reduction of $176,545 in the present value of the obligation on the date the extensions were agreed to

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

during 2005 was recorded as a reduction of selling, general and administrative expenses in the accompanying statement of operations for 2005. The carrying amount of this liability is $903,455 and $801,084 at December 31, 2006 and 2005, respectively. See Note 21 regarding the retirement of Mr. Durham subsequent to December 31, 2006.

Note 16.   Convertible Preferred Stock

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

The conversion price of all Convertible Preferred Stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then—effective conversion price.

All Convertible Preferred Shares issued and outstanding were convertible at the option of the holder. The Company has evaluated the potential effect of any beneficial conversion terms related to convertible instruments. As a result, the convertible instruments may have a carrying amount that differs significantly from its redemption amount. In such cases, the difference between the carrying amount and the redemption amount (limited to the actual proceeds received) is recorded as a beneficial conversion feature and deducted as a deemed dividend in determining net loss attributable to common stockholders. The table below summarizes the redemption requirements and beneficial conversion of the Convertible Preferred Shares outstanding at December 31, 2005 (none outstanding at December 31, 2006):

			Common Shares	Beneficial
Shares of			Issuable	Conversion
Convertible	Shares	Carrying	Upon	Recorded at
Preferred Stock	Outstanding	Amount	Conversion	Issuance
C	183,028	$10,020,048	18,302,800	$1,070,510

Deemed Dividends on Beneficial Conversion Features of Convertible Preferred Stock

Deemed dividends were $4,648,910 in 2004. The deemed dividends relate to beneficial conversion features of our Series A, Series B, Series B-1 and Series C convertible preferred stock and beneficial conversion features of Series B-1 warrants issued.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Non-cash Preferred Stock Dividends

The non-cash preferred stock dividends in 2005 relate to common stock dividends declared by the Board of Directors on the Company’s Series B, Series B-1 and Series C convertible preferred stock as well as cumulative common stock dividends declared for September 30, 2004, December 31, 2004 and March 31, 2005 related to the warrants exercised on March 29, 2005 for 108,333 shares of Series C convertible preferred stock and cumulative common stock dividends declared for December 31, 2004 and March 31, 2005 related to the warrants exercised on May 2, 2005 for 22,187 shares of Series C convertible preferred stock.  The cumulative common stock dividends on the warrants are payable once the warrants are exercised. The non-cash preferred stock dividends in 2004 related to dividends declared by the Board of Directors on all series of the Company’s convertible preferred stock. There were no dividends declared during 2006. However, during 2006 the Company paid $800,748 in dividends through the issuance of 45,758 common shares with a fair value of $800,748.

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

As of December 31, 2005, warrants to purchase Convertible Preferred Stock were outstanding as follows (none outstanding as of December 31, 2006):

Series of Convertible		Exercise Price
Preferred Stock	Warrants	Per share
B-1	6,000	$60
C	124,086	$60

Exchange of Convertible Preferred Stock and Warrants for Common Stock

On April 3, 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock as follows:

	Shares to	Common stock
Description of security	be exchanged	to be issued
Series C Convertible Preferred Stock	183,028	9,151,400
Series C Warrants	124,086	1,054,731
Series B-1 Warrants	6,000	51,000

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm. The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C and B-1 preferred stock warrants on the Company’s balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603. This exchange also resulted in the recognition of a deemed preferred stock dividend of $45,554,618 in 2006. This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the carrying value of the Convertible Preferred Stock and Warrants of $10,859,603.

Note 17.   Stockholders’ Equity

Reverse Stock Split

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

Common Stock Issuance

During 2006 the Company completed equity financings with MedCap for 233,333 shares of Common Stock at per share prices ranging from $6.00 to $8.00.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with MedCap in which the Company issued 333,333 shares of Common Stock at a price per share of $6.00.

Employee Stock Options and Restricted Stock Grants

The Company entered into a Restricted Stock Bonus Agreement with James D. Durham, its then Chief Executive Officer, as of March 24, 2006. Pursuant to the agreement, the Company issued Mr. Durham 150,000 shares of its common stock with an aggregate fair market value of $675,000. The shares of restricted stock vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter. In the event of a “Corporate Transaction” (as defined in the agreement), the shares shall immediately become fully vested if,

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

within five years after the Corporate Transaction, Mr. Durham’s service is terminated by the successor company, the Company or a related entity without “Cause” or voluntarily by Mr. Durham with “Good Reason.”  The Company is expensing the fair market value of these restricted shares over the four year vesting period. The Company recorded $126,563 in expense in 2006 associated with this restricted stock grant. See Note 21 regarding the retirement of Mr. Durham subsequent to December 31, 2006.

On March 24, 2006 the Company granted James J. TerBeest, its Chief Financial Officer an option to purchase 150,000 shares of common stock at a per share exercise price of $4.50. The shares of common stock subject to the option vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48 of the total shares vest monthly thereafter.

On May 31, 2005, the Company granted 370,000 shares of restricted stock to four of its officers. The restricted stock was valued at $6,290,000, which represented the trading value of the stock as quoted on the OTC Bulletin Board on May 31, 2005. All shares of restricted stock vest in five years or earlier in the event the average daily trading volume for the Company’s Common Stock reaches specified levels or in certain other circumstances. The stock compensation amount is being amortized monthly over the five year expected vesting period of the restricted stock grant. The restricted stock grant of 90,000 shares was subject to forfeiture of 30,000 shares per quarter for the second, third and fourth quarters of 2005 if certain revenue and EBITDA targets were not achieved. The second, third and fourth quarter targets were not achieved, and all 90,000 restricted stock grants were forfeited on December 31, 2005. The remaining grants are not subject to forfeiture except in the event grantee’s continuous service is terminated for any reason, other than death or disability prior to the fifth anniversary of the grant date. In 2006, the volume of trading in the Company’s stock triggered accelerated vesting of the 2005 restricted shares and caused the Company to begin amortizing the cost of the restricted grants over a shorter period of time. Non-cash stock based compensation in the accompanying statement of operations was $991,667  for 2006  and $555,331 for 2005 relating to these grants.

On May 27, 2004, the Company adopted a stock incentive plan (the “2004 Plan”). The 2004 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”) to employees, directors and consultants. A total of 80,000 shares of Common Stock were initially reserved for issuance plus annual increases equal to the lesser of (a) 5% of the total number of shares outstanding as of that date, (b) 100,000 shares or (c) a lesser number of shares determined by the Board.

The 2004 Plan is administered by the Board of Directors or one or more committees designated by the Board. The Board or committee determines whether and to what extent awards are granted, to determine the number of shares of Common Stock to be covered by each award, to approve award agreements for use under the 2004 Plan, and to determine the terms and conditions of any award. The term of any incentive stock option granted under the 2004 Plan may not be for more than ten years and may not be granted at an exercise price less than the fair market value of the Common Stock on the date the option is granted. In the event of a corporate transaction or change in control, the Administrator shall have the discretion to provide that outstanding awards shall automatically become fully vested and exercisable for all or a portion of the shares at the time represented by the award, immediately prior to the specified effective date of such corporate transaction or change in

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

control. Effective upon the consummation of a corporate transaction, all outstanding awards shall terminate. However, all such awards shall not terminate to the extent the contractual obligations represented by the award are assumed by the successor entity. There were 245,377 options outstanding under the 2004 plan at December 31, 2006.

Options to purchase 5,000 common shares were issued to Board members during 2004 with an exercise price of $51.00. On August 3, 2004, the Company’s CEO was granted the option to purchase 86,666 shares at $31.00 per share and the Company’s President was granted the option to purchase 43,333 shares at $31.00 per share. The grants to the CEO and President contained vesting provisions that were contingent upon the completion of three acquisitions, listing of the Company on AMEX, closing of a term loan agreement and meeting a defined stockholders’ equity goal by December 31, 2004. Two of the four provisions were met by December 31, 2004. In accordance with grant provisions, any non-vested shares at December 31, 2004 were terminated.

During 2005, the Board granted the issuance of options to purchase 141,082 shares of the Company’s Common Stock to employees and directors under the 2004 Plan. The exercise price for these options ranged from $16.00 to $20.00, the fair value on the date granted.

The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. The Company’s consolidated financial statements for the year ended December 31, 2006 reflects the impact of adopting SFAS 123R. The impact on the Company’s results of operations of recording stock-based compensation for the year ended December 31, 2006 was $335,097 and was reported in non-cash stock based compensation expense in the accompanying consolidated statement of operations.

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. There were no stock options exercised in the year ended December 31, 2006, 2005 and 2004.

The date of grant fair values for options granted have been estimated based on the Black-Scholes pricing model with the assumptions identified in the following table:

	December 31,
	2006	2005	2004
Dividend Yield	0	0	0
Volatility	103%-204%	93%-108%	134%-162%
Risk-Free Interest Rates	4.6%-5.2%	3.7%-4.5%	4.5%
Expected Lives in Years	4 years	4 years	1-10 years

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Stock option activity is summarized as follows:

	2006	2005	2004
Outstanding, January 1	500,667	425,613	352,850
Granted	350,984	141,082	146,050
Exercised	—	—	—
Forfeited	(41,757)	(66,028)	(73,287)
Outstanding, December 31	809,894	500,667	425,613
Exercisable	439,051	419,518	415,693
Non-exercisable	370,843	81,149	9,920
Available for grant	254	60,578	75,000
Average exercise price per share:
Outstanding, January 1	$10.20	$9.00	$4.20
Granted	4.05	17.30	41.30
Exercised	—	—	—
Forfeited	20.86	17.80	31.50
Outstanding, December 31	6.99	10.20	9.24
Exercisable, December 31	8.81	8.60	8.27
Non-exercisable, December 31	4.81	18.47	40.74
Weighted average grant date fair value of options granted during the year	3.02	12.30	30.40
Total future cost of unvested options	1,114,259	2,088,436	770,061
Weighted average remaining term of outstanding options	10.13	10.56	12.92
Weighted average remaining term of exercisable options	10.87	10.97	13.00
Weighted average remaining term of non-exercisable options	9.26	8.45	9.27

The following table summarizes information about employee stock options outstanding at December 31, 2006:

Options Outstanding
Number outstanding	Weighted average exercise price	Weighted average remaining contractual life
112,576	$.003-$1.00	11.58
233,333	$3.00	12.00
329,291	$4.00-$5.50	9.28
68,027	$16.00-$28.80	7.93
66,667	$31.00-$51.00	7.58
809,894

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Common Shares Reserved

The following table summarizes the number of shares of common stock reserved for future issuance as of December 31, 2006:

Employee stock options:
Options granted	809,894
Shares reserved for future option grants	254
Common stock purchase warrants:
Term loan	90,578
Debenture possible conversion	277,333
Debenture warrants	166,667
Total	1,344,726

Note 18.   Commitments and Contingencies

Operating Leases

The Company’s operating leases relate mainly to office space rented for staffing administration purposes in the locations the Company serves as well as the corporate headquarters in Dallas, Texas.

Minimum lease payments are as follows at December 31, 2006:

Minimum
Lease
Year	Payments
2007	$602,259
2008	274,435
2009	232,394
2010	105,477
2011	15,587
Total	$1,230,152

Lease expense totaled $660,159 in 2006; $475,359 in 2005; and $343,427 in 2004.

Indemnification

Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006. The Company carries appropriate levels of Directors and Officers insurance to minimize the risk of claims that could arise from litigation.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company. Management is not currently aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results. The following is a list of claims that have been settled in March 2007. Losses related to these settlements are recorded in the financial statements as of December 31, 2006.

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005. Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business. The Company sought an undisclosed amount of damages. The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion. This case was settled in March 2007 when Crdentia agreed to pay $575,000 in the form of a thirty-six month note in exchange for the defendants agreeing to pay certain payables on Crdentia’s behalf. The note bears interest at 10% for the first eighteen months and 5% for the second eighteen months. Monthly interest payments are required for the first eighteen months and principal and interest payments in the second eighteen months are required which will fully amortize the obligation. This liability is included in other long-term liabilities at December 31, 2006.

Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. v. William W. Crocker and William C. Crocker;  Cause No. 06-01050-L; Pending in the 193rd Judicial District Court, Dallas County, Texas.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

On January 31, 2006, Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. filed suit against William W. Crocker and William C. Crocker asserting claims for fraud, indemnity, and declaratory relief arising out of an Agreement and Plan of Reorganization dated August 6, 2004 and a Receivable Allocation Agreement entered into in connection therewith. Among other things, the Company alleged that, prior to entering the Agreement and Plan of Reorganization, the defendants failed to disclose that certain key employees had planned to leave the company and that the defendants requested and/or instructed such employees not to leave prior to the closing of the merger. The Company also alleged that the defendants failed to disclose that their company did not possess certain state licenses necessary to conduct a portion of its business. The Company sought an undisclosed amount of damages. This case is being negotiated in March 2007 as discussed below under “William W. Crocker v. Crdentia Corp.”

William W. Crocker, an individual, v. Crdentia Corp., a Delaware Corporation, and Arizona Home Health Care/Private Duty, Inc., an Arizona Corporation, Cause No. 06C-02-226, pending in the Superior Court of the State of Delaware in and for Castle County.

On February 23, 2006, William W. Crocker filed suit against Crdentia Corp. and Arizona Home Health Care/Private Duty, Inc. asserting claims for declaratory judgment, breach of contract, and conversion arising from a Receivable Allocation Agreement executed incident to an Agreement and Plan of Reorganization dated August 6, 2006. Mr Crocker sought damages in the principal sum of $251,150, which was comprised of $114,019 for collected accounts receivable and eighty percent (80%) of $171,414 of uncollected accounts receivable, plus attorneys’ fees. The Company began negotiating a settlement to this case in March 2007. The Company anticipates having to issue 312,500 shares of common stock (valued at $131,250 based on the trading value of stock on March 29 2007) in exchange for Crdentia retaining the proceeds from the collection of certain receivables that it collected on behalf of Mr. Crocker. The Company has recorded this liability in accounts payable and accrued expenses at December 31, 2006.

Dawson James Securities, Inc. v. Crdentia Corp., Case No. 50 2006CA002708XXXXMB, pending in the Circuit Court of the 15th Judicial District, Palm Beach County, Florida.

On March 22, 2006, Dawson James filed suit against Crdentia Corp. seeking fees in connection with raising investment capital for Crdentia. Dawson James contended that under terms of a contract they were owed cash of $235,000 and 50,000 warrants to purchase Crdentia stock. The Company began negotiating a settlement to this case in March 2007. The Company anticipates having to issue 400,000 shares of common stock (valued at $168,000 based on the trading value of stock on March 29, 2007) in full payment of the obligation. At December 31, 2006, the Company has recorded an accrual of $864,589 for the fair value of warrants to be issued plus an expected cash payment. This accrual will be reduced in 2007 to reflect the above anticipated settlement in stock.

Note 19.   Employee Benefits

The Company has continued certain 401(k) plans that existed at the time of the acquisition of some of its subsidiaries. The Company may contribute discretionary matching contributions to certain plans however no matching contributions were made during 2006, 2005 or 2004. The Company is in the process of consolidating all existing 401(k) plans into one Company 401(k) plan.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

Note 20.   Supplemental Disclosure to the Cash Flow Statement

	Year ended December 31,
	2006	2005	2004
Supplemental cash flow disclosures:
Cash paid for interest	$1,185,390	$1,244,063	$1,068,476
Cash paid for income taxes	—	—	—
Non-cash investing and financing activities:
Conversion of debt into common stock	—	—	126,548
Conversion of debt into preferred stock	—	—	29,825,860
Conversion of preferred stock into common stock	—	30,873,400	3,495,005
Common stock issued in exchange for Series C preferred stock, Series B-1 warrants and Series C warrants	10,859,603	—	—
Conversion of debentures into common stock	336,000	—	—
Issuance of the following in connection with acquisitions:
Common stock issued	976,174	3,098,337	690,000
Revolving credit line assumed	—	941,390	—
Notes payable issued	1,410,000	3,215,490	275,000
Common stock issued as payment of preferred stock dividends	800,748	4,854,457	2,608,445
Common stock issued associated with working capital loans from majority stockholder	—	174,722	—
Common stock issued to settle liabilities	—	130,951	—
Common stock warrants issued with debt	—	—	810,000
Restricted stock issued to officers, net		4,760,000	—
Common stock issued for interest on debentures	136,160	—	—
Fair value of debentures allocated to attached common stock warrants and beneficial conversion feature	2,000,000	—	—
Fair value of common stock returned in connection with settlement of acquisition claim	1,064,693	—	—

Note 21.   Subsequent Events

Private Placement

During the first quarter of 2007, the Company completed several closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 5,333,333 shares at a price of $0.60 per share, with aggregate proceeds of $3,200,000. The Board of Directors of the Company has authorized the sale of up to $5,000,000 in common stock in all closings of the private placement which will have a final close on April 6, 2007. Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to cause a resale registration statement covering the shares to be filed within 30 days of April 6, 2007.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

MedCap Partners L.P. invested $975,000 in the private placement for 1,625,000 shares of common stock, MedCap Master Fund L.P. invested $25,000 in the private placement for 41,667 shares and C. Fred Toney, a member of our board of directors, individually invested $1,550,000 in the private placement for 2,583,333 shares of common stock. Mr. Toney abstained from the board of directors’ vote in favor of the private placement.

Debentures

In March 2007, three of the five debenture holders exchanged $899,000 of their debentures for 1,498,333 shares of the Company’s common stock. The Company issued 44,311 shares of its common stock as accrued interest to the debenture holders to the date of the exchange. Under terms of the debenture agreements, all debenture holders are now permitted to exchange their debentures for shares of the Company’s common stock at $.60 per share, the price at which the Company sold its stock in the private placement offering mentioned above.

Refinancing

On February 8, 2007, the Company entered into a $10 million working capital facility with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation. Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from the Company on a recourse basis. The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee. To secure the payment and performance of Crdentia’s obligations to Systran under the agreements, Crdentia granted Systran a security interest in all of its assets. Crdentia also agreed to indemnify Systran against any liabilities arising out of claims relating to the receivables purchased by Systran under the agreements. The agreements have an initial term of 48 months, and Crdentia is obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term.

The agreements include events of default (with grace periods, as applicable) and provide that, upon the occurrence of certain events of default, Systran may immediately collect any obligation owing to Systran under the agreements.

On January 19, 2007, Crdentia delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank. Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC. The Note has a maturity date of January 31, 2008 and bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent. The Note is secured by, and Comerica was granted a security interest in, all items deposited in Crdentia’s account with Comerica. The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable.

As security for Crdentia’s prompt and complete payment of its obligations under the Note, (i) James D. Durham, Crdentia’s then Chairman and Chief Executive Officer, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $600,000 certificate of deposit with Comerica, (ii) MedCap Partners LP (“MedCap”) pledged and granted to Comerica a

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

security interest in all of its right, title and interest in and to a $250,000 certificate of deposit with Comerica, and (iii) C. Fred Toney, a member of Crdentia’s Board of Directors and the managing member of MedCap Management and Research LLC, the general partner of MedCap, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $1,125,000 certificate of deposit with Comerica. In addition, MedCap delivered a Guaranty to Comerica pursuant to which it agreed to unconditionally and absolutely guarantee to Comerica payment when due of all existing and future indebtedness of Crdentia to Comerica.

On February 8, 2007, the Second Amended and Restated Loan and Security Agreement—Revolving Loans, dated May 16, 2005, as amended by and among Crdentia, its Subsidiaries and Bridge Healthcare Finance, LLC, and the Amended and Restated Loan and Security Agreement—Term Loan, dated May 16, 2005, as amended, by and among Crdentia, its Subsidiaries and Bridge Opportunity Finance, LLC, were terminated, along with all related loan documents (including, without limitation, promissory notes and pledge agreements). In connection with this termination, Crdentia and its subsidiaries paid to Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC all principal outstanding under the Bridge Loan Agreements (approximately $3.9 million), all accrued and unpaid interest under the Bridge Loan Agreements (approximately $14,000) and certain fees (including a Make-Whole Fee of $490,000). In addition, Crdentia and its Subsidiaries released Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC from any claims relating to any matter, including the Bridge Loan Agreements.

Retirement of Mr. Durham

On March 6, 2007, James D. Durham, the Company’s Chief Executive Officer, announced his retirement, and the Company accepted his resignation and retirement, effective March 1, 2007. Mr. Durham also stepped down as Chairman of the Board and as a member of the Company’s Board of Directors, effective March 1, 2007. Mr. Durham will serve as a consultant to the Company for an eight month period. In connection with Mr. Durham’s resignation, Mr. Durham and the Company executed a Severance Agreement and Mutual Release of Claims, effective March 14, 2007. The Severance Agreement provides for, among other things: (a) payment of an additional $60,161 within three days of the effective date of the Severance Agreement; (b) payment of $31,667 per month during the eight month consulting period; (c) payment of a lump sum severance amount of $250,000 within seven business days of November 1, 2007; (d) an additional grant of an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share; (e) continuation of health insurance coverage for a 24 month period following the effective date; and (f) vesting in the restricted stock awards granted to Mr. Durham on March 24, 2006 and May 31, 2005 will continue during the period Mr. Durham provides consulting services and shall cease as of October 31, 2007.

The Company and Mr. Durham had previously entered into an employment agreement effective August 1, 2002, as amended by the Amendment to Employment Agreement effective August 1, 2004 and the Second Amendment to Employment Agreement effective as of November 8, 2005. Mr. Durham’s employment agreement, as amended, has been terminated in connection with his resignation and entry into the Severance Agreement. Mr. Durham’s long-term bonuses discussed in Note 15 continue in effect.

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

The Board of Directors of the Company has elected C. Fred Toney, a current director, as Chairman of the Board of Directors effective March 1, 2007, replacing Mr. Durham and the Board of Directors has appointed John B. Kaiser to be the Chief Executive Officer effective March 26, 2007.

Settlement of litigation

As discussed in Note 18, various litigation was settled in March 2007.

Note 22. Quarterly Information

Summarized quarterly financial data for 2006 and 2005 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$8,984,823	$11,312,679	$10,299,037	$9,541,293
Gross profit	1,749,304	2,348,184	2,095,387	1,838,665
Net loss attributable to common stockholders	(1,358,587)	(44,106,690)	(2,522,498)	(13,639,772)
Net loss per share	$(0.42)	$(3.26)	$(0.18)	$(0.98)
Weighted average number of common shares outstanding	3,214,729	13,520,008	13,899,960	13,913,454
2005
Revenue	$5,122,313	$9,207,508	$9,553,016	$8,831,049
Gross profit	1,073,493	2,097,391	1,968,891	1,554,422
Net loss	(3,407,454)	(945,044)	(1,388,680)	(5,155,276)
Net loss attributable to common stockholders	$(2.50)	$(0.35)	$(0.52)	$(1.91)
Weighted average number of common shares outstanding	1,363,496	2,671,462	2,684,133	2,698,892

Crdentia Corp.
Item 15(a)(2)
Schedule II—Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	charged to		Balance at
	beginning of	expense or		end of
Description	period	other	Deductions	period
Accounts receivable reserve:
December 31, 2006	$275,000	$251,890	$(76,890)	$450,000
December 31, 2005	114,957	175,162	(15,119)	275,000
December 31, 2004	195,465	44,264	(124,772)	114,957
Deferred tax asset/liability reserve:
December 31, 2006	$26,186,127	$5,833,372	$—	$32,019,499
December 31, 2005	23,892,526	2,293,601	—	26,186,127
December 31, 2004	20,552,000	3,340,526	—	23,892,526

S-1