Form 10-K/A
period 2006-12-31
CRDENTIA CORP
filed 2007-04-03
CIK 1073857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

We may have difficulty in successfully completing planned acquisitions, which could result in significant cash expenditures for legal and accounting services and take up significant time and attention of management. For example, on September 20, 2006, we entered into an Agreement and Plan of Merger with iVOW, Inc. to acquire iVOW for approximately $3.5 million in shares of our common stock. The initial termination date for the merger agreement was December 31, 2006, which was later extended to March 31, 2007. In March 2007, we began negotiating a Settlement Agreement with iVOW, to terminate the merger agreement. This proposed transaction resulted in significant costs to us and required significant attention from management.

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

A reconciliation of the difference between the provision computed at the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Provision computed at statutory federal tax rate	$(5,464,796)	$(2,131,291)	$(11,458,970)
Permanent differences	8,858	21,175	8,857,448
Gain on extinguishment of debt	(1,156,933)	—	—
State tax expense	(477,366)	(124,116)	(667,316)
Other	(24,964)	(59,369)	(72,162)
Increase in valuation allowance	7,115,201	2,293,601	3,341,000
Income tax expense (benefit)	$—	$—	$—

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

On May 9, 2006, under terms of the agreements to acquire TravMed, the Company returned to the sellers the shares in TravMed that it had acquired on March 29, 2005. Upon return of the shares to the sellers, the Company was permitted to retain TravMed receivables existing on May 9, 2006, and the $3,215,490 of seller notes payable were extinguished and included as a gain on settlement of debt. Following the return of the shares, the sellers were released from covenants not to compete, and the Company and the sellers were free to compete for the customer contracts existing on May 9, 2006. During 2006, the Company reversed $132,000 of interest expense accrued on the notes. Because of the uncertainty surrounding repayment of these notes, the Company classified all of the balance as a current liability on the 2005 accompanying balance sheet. As discussed in Note 18, subsequent to December 31, 2006, the Company and the TravMed sellers began negotiating to settle an outstanding suit which is anticipated to result in the Company agreeing to pay the sellers $575,000 (see terms in Note 18). This amount in included in other long-term liabilities at December 31, 2006. Certain offsets to the amount anticipated to be paid resulted in a loss recorded by the Company of $524,213 which reduced the gain on extinguishment of seller debt discussed above to $2,691,277.

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

Included in stock compensation expense for 2006 is $368,937 of expense recognized related to deferred compensation from stock options issued to directors in 2004 and 2003.

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

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

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

The Company adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. The Company’s consolidated financial statements for the year ended December 31, 2006 reflects the impact of adopting SFAS 123R. The impact on the Company’s results of operations of recording stock-based compensation for the year ended December 31, 2006 was $358,454 and was reported in non-cash stock based compensation expense in the accompanying consolidated statement of operations.

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

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company. Management is not currently aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results. The following is a list of claims for which settlement negotiations began in March 2007. Losses related to these anticipated settlements are recorded in the financial statements as of December 31, 2006.

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005. Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business. The Company sought an undisclosed amount of damages. The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion. The Company began negotiating a settlement in March 2007 and anticipates it will pay $575,000 in the form of a thirty-six month note in exchange for the defendants agreeing to pay certain payables on Crdentia’s behalf. The note will bear interest at 10% for the first eighteen months and 5% for the second eighteen months. Monthly interest payments will be required for the first eighteen months and principal and interest payments in the second eighteen months will be required which will fully amortize the obligation. This liability is included in other long-term liabilities at December 31, 2006.

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

CRDENTIA CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

The Board of Directors of the Company has elected C. Fred Toney, a current director, as Chairman of the Board of Directors effective March 1, 2007, replacing Mr. Durham and the Board of Directors has appointed John B. Kaiser to be the Chief Executive Officer effective March 26, 2007. The Company entered into an Executive Employment Agreement with John B. Kaiser pursuant to which the Company has issued Mr. Kaiser restricted stock of 2,000,000 shares of common stock.

Settlement of litigation

As discussed in Note 18, the Company began negotiating the settlement of various litigation in March 2007.

Note 22. Quarterly Information (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$8,984,823	$11,312,679	$10,299,037	$9,541,293
Gross profit	1,749,304	2,348,184	2,095,387	1,838,665
Net loss attributable to common stockholders	(1,358,587)	(44,106,690)	(2,522,498)	(13,639,772)
Net loss per share-basic and diluted	$(0.42)	$(3.26)	$(0.18)	$(0.98)
Weighted average number of common shares outstanding	3,214,729	13,520,008	13,899,960	13,913,454
2005
Revenue	$5,122,313	$9,207,508	$9,553,016	$8,831,049
Gross profit	1,073,493	2,097,391	1,968,891	1,554,422
Net loss attributable to common stockholders	(3,407,454)	(945,044)	(1,388,680)	(5,155,276)
Net loss per share-basic and diluted	$(2.50)	$(0.35)	$(0.52)	$(1.91)
Weighted average number of common shares outstanding	1,363,496	2,671,462	2,684,133	2,698,892

Crdentia Corp.
Item 15(a)(2)
Schedule II—Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	charged to		Balance at
	beginning of	expense or		end of
Description	period	other	Deductions	period
Accounts receivable reserve:
December 31, 2006	$275,000	$251,890	$(76,890)	$450,000
December 31, 2005	114,957	175,162	(15,119)	275,000
December 31, 2004	195,465	44,264	(124,772)	114,957
Deferred tax asset/liability reserve:
December 31, 2006	$26,575,513	$7,115,201	$—	$33,690,714
December 31, 2005	24,281,912	2,293,601	—	26,575,513
December 31, 2004	20,940,912	3,341,000	—	24,281,912

S-1