Form 10-Q
period 2007-03-31
CRDENTIA CORP
filed 2007-05-15
CIK 1073857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(972) 850-0780

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At May 10, 2007, 25,889,983 shares of common stock, $.0001 par value, were outstanding.

CRDENTIA CORP.

Form 10-Q Quarterly Report

For Quarterly Period Ended March 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements

Crdentia Corp.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$316,479	$198,068
Accounts receivable, net of allowance for doubtful accounts of $330,000 at March 31, 2007 and $450,000 at December 31, 2006	5,562,352	5,776,473
Other current assets	1,236,814	700,524
Total current assets	7,115,645	6,675,065

Property and equipment, net	453,173	469,396
Goodwill	14,532,917	14,532,917
Intangible assets, net	1,382,515	1,581,954
Other assets	394,420	628,764

Total assets	$23,878,670	$23,888,096

Current liabilities:
Revolving lines of credit	$4,056,383	$6,412,029
Accounts payable and accrued expenses	3,440,033	3,807,253
Due to iVOW	700,693	791,943
Accrued employee compensation and benefits	832,835	896,260
Current portion of notes payable (Including amounts due to significant shareholder of $1,251,597 at March 31, 2007 and $1,234,078 at December 31, 2006)	1,410,000	1,234,078
Notes payable to lender	2,400,000	701,717
Debentures, net of discount of $1,109,313 at December 31, 2006	—	554,687
Other current liabilities	733,203	345,643
Total current liabilities	13,573,147	14,743,610

Debentures, net of discount of $318,750 at March 31, 2007	446,250	—
Long term bonus payable	925,523	903,455
Other long-term liabilities	582,032	757,954

Total liabilities	15,526,952	16,405,019

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001, 150,000,000 shares authorized at March 31, 2007 and December 31, 2006; 23,306,651 shares issued and outstanding at March 31, 2007 and 14,538,313 shares issued and 14,430,672 shares outstanding at December 31, 2006	2,331	1,454
Additional paid-in capital	134,224,855	126,768,011
Treasury stock, no shares at March 31, 2007 and 107,641 shares at cost at December 31, 2006	—	—
Accumulated deficit	(125,875,468)	(119,286,388)
Total stockholders’ equity	8,351,718	7,483,077

Total liabilities and stockholders’ equity	$23,878,670	$23,888,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006

Revenue from services	$9,020,437	$8,984,823
Direct operating expenses	7,103,505	7,235,519
Gross profit	1,916,932	1,749,304

Operating expenses:
Selling, general, and administrative expenses	3,007,834	2,600,785
Gain from settlement of acquisition claim	—	(1,064,693)
Non-cash stock based compensation	3,391,392	378,260
Total operating expenses	6,399,226	1,914,352

Loss from operations	(4,482,294)	(165,048)

Interest expense, net	(2,106,786)	(1,193,539)

Loss before income taxes	(6,589,080)	(1,358,587)

Income tax expense	—	—

Net loss attributable to common stockholders	$(6,589,080)	$(1,358,587)

Basic and diluted loss per common share attributable to common stockholders	$(0.38)	$(0.42)

Weighted average number of common shares outstanding	17,365,298	3,214,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006

Operating activities:
Net loss	$(6,589,080)	$(1,358,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,232,639	831,813
Depreciation and amortization	249,002	219,177
Gain on disposal of fixed assets	—	(500)
Gain on settlement of acquisition claim	—	(1,064,693)
Bad debt expense	6,306	6,548
Non-cash stock based compensation	3,391,392	378,260
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	207,815	139,634
Other current assets and liabilities	(663,873)	(135,952)
Accounts payable and accrued expenses	(55,961)	(312,041)
Accrued employee compensation and benefits	(63,426)	34,674
Long-term bonus payable	22,068	24,645
Net cash used in operating activities:	(2,263,118)	(1,237,022)

Investing activities:
Purchases of property and equipment	(33,340)	(13,952)
Proceeds from disposals of property and equipment	—	500
Net cash used in investing activities	(33,340)	(13,452)

Financing activities:
Proceeds from issuance of common stock, net of costs	3,152,381	1,150,000
Net decrease in revolving lines of credit	(2,355,645)	(823,269)
Proceeds from notes payable to lender	2,400,000	—
Proceeds from debentures	—	2,000,000
Repayment of subordinated convertible notes	—	(12,500)
Repayment of note payable to lender	(781,867)	(1,350,000)
Net cash provided by financing activities	2,414,869	964,231

Net increase (decrease) in cash and cash equivalents	118,411	(286,243)
Cash and cash equivalents at beginning of period	198,068	434,921
Cash and cash equivalents at end of period	$316,479	$148,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

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

At the beginning of 2003, the Company was a development stage company with no commercial operations. During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies.  In 2003, the Company acquired Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which holds the limited partner and general partner interests in PSR Nurses, Ltd. to provide the foundation for future growth.  During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.  On March 29, 2005, the Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC.  On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa.  In April 2006, the Company acquired the assets of Staff Search Ltd.

During 2006 the Company terminated the operations it acquired in 2003 from Baker Anderson Christie, Inc. and Nurses Network, Inc.  In addition, the Company returned to the sellers the shares of TravMed USA, Inc. that it had acquired from the sellers in March 2005 and the note payable to the sellers was cancelled.

The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition.  All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been made.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the expected operating results for the full year.

Certain reclassifications have been made to conform prior year data to the current year presentation.

Going Concern

The Company generated a net loss of $6,589,080 and used cash in operations of $2,263,118 during the three months ended March 31, 2007.  Additionally, although the Company ended March 31, 2007 with a significant working capital deficit of $6,457,502, it was able to secure additional funding during the three months ended March 31, 2007 to finance its operations as it continued to attempt to execute its business plan and to acquire and grow companies involved in healthcare staffing.  The Company will need to raise additional funds during the next twelve months to satisfy debt service requirements and working capital needs.  There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives.  The Company’s challenging financial circumstances may make the terms, conditions and cost of any available capital unfavorable.  If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations.  This would result in an overall slowdown of the Company’s development.  The Company’s short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address the Company’s financial performance and to improve cash flow.  Management has refinanced a majority of the Company’s debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain expense savings which have provided the Company with access to additional working capital.  The Company’s new Chief Executive Officer has strong operations experience and will devote constant attention toward expense reduction and achieving growth both organically and through acquisitions so that the Company can spread its corporate overhead over a larger base of business and achieve economies of scale.  However, there can be no assurances that these programs will be successful.

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each quarter divided by the weighted average number of shares of common stock outstanding for each quarter (excluding the restricted common stock issued to certain officers in 2005 and 2007).  Diluted earnings per common share includes both the weighted average number of common shares and any dilutive common share equivalents such as convertible securities, options or warrants in the calculation.  As the Company recorded net losses for the three months ended March 31, 2007 and 2006, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding.  Common share equivalents that were excluded in the March 31, 2007 calculation totaled 5,522,321 shares (5,332,563 were excluded in the March 31, 2006 calculation).

Income Taxes

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  The Company did not recognize any adjustments to its financial statements as a result of its implementation of FIN 48.

Note 2    Acquisitions

Staff Search Ltd.

On April 18, 2006 the Company acquired the assets of Staff Search Ltd. for $2,386,174, including acquisition costs.  The Company issued a promissory note in the principal amount of $1,410,000 and issued 229,128 shares of its common stock valued at $976,174 (determined by the average of $4.26 per share which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the acquisition date).  Subsequently, the promissory note was purchased from the seller by the Company’s significant stockholder.  During 2006 and 2007, the significant stockholder distributed $158,403 of the promissory note to unrelated parties to settle certain obligations of the significant stockholder.  The promissory note accrues interest at a rate equal to 8.00% per annum.  The principal amount of the note owed at March 31, 2007 ($546,597 owed to MedCap Partners, L.P. and $705,000 owed to MedCap Master Fund L.P.), plus all accrued interest ($100,128 at March 31, 2007), is payable upon demand.  The principal amount of the note owed to unrelated parties at March 31, 2007 ($158,403), plus all accrued interest, is payable upon demand after January 1, 2008.  The notes include events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts due under the notes shall become immediately payable.  The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry.  The following table summarizes the assets acquired and liabilities assumed as of the closing date:

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

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if the acquisition disclosed above had occurred as of January 1, 2006, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

March 31,
2006

Revenue from services	$12,036,008
Income from operations	48,315
Net loss attributable to common stockholders	(1,167,225)
Basic and diluted net loss per common share attributable to common stockholders	$(0.34)

Weighted-average shares of common stock outstanding	3,443,857

Note 3    iVOW, Inc.

On September 20, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with iVOW, Inc. (“iVOW”), a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis.  In connection with Crdentia’s entry into the Merger Agreement, the Company also entered into an Interim Management Agreement (“IMA”), pursuant to which the Company had the sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW’s cash and working capital to defray Crdentia’s expenses and the expenses of iVOW, prior to the closing of the merger.  Pursuant to the original Merger Agreement, the termination date of the Merger Agreement and IMA was December 31, 2006.  Crdentia and iVOW executed an amendment to the Merger Agreement on December 29, 2006, which extended the termination date for the merger and IMA to March 31, 2007.  In

April 2007, the Company negotiated a Settlement Agreement with iVOW pursuant to which Crdentia and iVOW agreed to terminate the Merger Agreement and release the other party from any and all claims arising under the Merger Agreement and related agreements, including the IMA.  The Company issued iVOW 1,500,000 shares of the Company’s common stock in April 2007.  All negotiations with respect to a possible merger between Crdentia and iVOW have been terminated.  At March 31, 2007 the Company has recorded $700,693 as due to iVOW which represents amounts advanced by iVOW to Crdentia.  The $700,693 due to iVOW, and other value attributed to the Settlement Agreement approximates the fair market value of the 1,500,000 shares issued in April 2007.

Note 4    Settlement of Acquisition Claim

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

Note 5    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006

Accounts payable	$1,460,076	$1,968,731
Accrued fee for placement agent	864,589	864,589
Other accrued expenses	1,115,368	973,933

	$3,440,033	$3,807,253

Note 6    Revolving Line of Credit

On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC (“Bridge Healthcare”), pursuant to which the Company obtained a revolving credit facility of up to $15,000,000 (the “Loan”).  During the first quarter of 2005, the Loan was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees.  The Loan had an original term of three years and bore interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum.  In December 2006, Bridge Healthcare increased the rate charged to the Company by 4% over the rate specified in the agreement to 15.25%.  Interest was payable monthly.  Accounts receivable served as security for the Loan and the Loan was subject to certain financial and reporting covenants.  Customer payments were used to repay the advances on the Loan after deducting charges for interest expense, unused line and account management fees.  Except in certain limited circumstances, the Loan could not be prepaid in full without incurring a significant prepayment penalty.  The financial covenants were for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.

During 2006, Bridge Healthcare made $2,425,000 available to the Company in the form of over-advances on the Loan.  The over-advances were used for working capital purposes.  The $2,425,000 of over-advances were partially secured by a guaranty from MedCap Partners L.P. (“MedCap”), Crdentia’s significant stockholder, partially secured by a personal guarantee from C. Fred Toney, Crdentia’s current Chairman of the board of directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, and partially secured by a personal guarantee from James D. Durham, the Company’s former Chief Executive Officer and former Chairman of the Board.  Bridge Healthcare charged the Company monthly fees in excess of normal Loan interest charges for all over-advances. As discussed in Note 9, over-advances of $2,400,000 were refinanced with bank debt in early 2007 and the remaining $25,000 was repaid in early 2007.

The Loan included events of default (with grace periods as applicable) and provided that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan could be accelerated.  There were also cross default provisions between the Loan and the Term Loan discussed below.  Financial covenants were violated in a number of instances including at December 31, 2006 which had no continuing significance since all debt with this lender has been refinanced with either bank debt as discussed in the preceding paragraph or a working capital facility as discussed in Note 8.

Note 7    Notes Payable to Lender

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

The Term Loan required that the Company issue warrants to purchase shares of common stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing.  On August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility.  As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance.  The discount was amortized to interest expense over the life of the Term Loan.  During the first quarter of 2006, the Company used proceeds from a private offering as discussed in Note 11 to repay $1,350,000 of the Term Loan.  As a result of this repayment, the Company recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment.  During the second quarter of 2006, Bridge Healthcare demanded further repayments of the Term Loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan was paid in full.  The Term Loan was paid off in full in early 2007 as discussed in Note 8.

The Term Loan contained certain financial covenants, including the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.  Financial covenants were violated in a number of instances including at December 31, 2006 which have no continuing significance since all debt with this lender has been refinanced.  The Term Loan was classified as a current liability on the accompanying balance sheet as of December 31, 2006 because of the covenant violations.  The Company was charged fees by Bridge for the various compliance violations and related waivers granted during 2005, 2006 and 2007.  The Term Loan included events of default (with grace periods as applicable) and provided that, upon the occurrence of certain events of default, payment of all amounts payable under the Term Loan, including the principal amount of, and accrued interest on, the Term Loan could be accelerated.  There were also cross default provisions between the Term Loan and the Loan.

Note 8    Working Capital Facility

On February 8, 2007, the Second Amended and Restated Loan and Security Agreement - Revolving Loans, dated May 16, 2005, as amended by and among Crdentia, its Subsidiaries and Bridge Healthcare Finance, LLC, and the Amended and Restated Loan and Security Agreement - Term Loan, dated May 16, 2005, as amended, by and among Crdentia, its Subsidiaries and Bridge Opportunity Finance, LLC, were terminated, along with all related loan documents (including, without limitation, promissory notes and pledge agreements).  In connection with this termination, Crdentia and its subsidiaries paid to Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC all principal outstanding under the Bridge Loan Agreements (approximately $3.9 million), all accrued and unpaid interest under the Bridge Loan Agreements (approximately $14,000) and certain fees (including a Make-Whole Fee of $490,000).  In addition to the Make-Whole fee of $490,000, the Company also wrote-off $84,012 of deferred financing fees and $60,150 of debt discount associated with warrants issued to Bridge Healthcare Finance.  Crdentia and its Subsidiaries released Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC from any claims relating to any matter, including the Bridge Loan Agreements.

On February 8, 2007, the Company entered into a $10 million working capital facility with Systran Financial Services Corporation (“Systran”), a subsidiary of Textron Financial Corporation.  Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from the Company on a recourse basis.  The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee.  To secure the payment and performance of Crdentia’s obligations to Systran under the agreements, Crdentia granted Systran a security interest in all of its assets.  Crdentia also agreed to indemnify Systran against any liabilities arising out of claims relating to the receivables purchased by Systran under the agreements.  The agreements have an initial term of 48 months, and Crdentia is obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term.  Proceeds from this facility were used to refinance the revolving line of credit and note payable with Bridge Healthcare Finance, LLC.  The balance due under this facility at March 31, 2007 was $4,056,383.

The agreements include events of default (with grace periods, as applicable) and provide that, upon the occurrence of certain events of default, Systran may immediately collect any obligation owing to Systran under the agreements.  The Company is currently in compliance with all provisions of the agreements.

Note 9    Master Revolving Note

On January 19, 2007, Crdentia delivered a Master Revolving Note (the “Note”) in the amount of $2.4 million to Comerica Bank.  Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC.  The Note requires principal payments of $125,000 on March 31, 2007, $100,000 on June 30, 2007, September 30, 2007 and December 31, 2007 and has a final maturity date of January 31, 2008.  The Note bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent (8% at March 31, 2007).  The Note is secured by, and Comerica was granted a security interest in, all items deposited in Crdentia’s account with Comerica.  The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable.  The Company is currently is compliance with all provisions of the agreement.  The balance due under this facility at March 31, 2007 was $2,400,000.

As security for Crdentia’s prompt and complete payment of its obligations under the Note, (i) James D. Durham, Crdentia’s former Chairman and Chief Executive Officer, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $600,000 certificate of deposit with Comerica, (ii) MedCap Partners LP (“MedCap”) pledged and granted to Comerica a security interest in all of its right, title and interest in and to a $250,000 certificate of deposit with Comerica, and (iii) C. Fred Toney, Crdentia’s Chairman of the Board of Directors and the managing member of MedCap Management and Research LLC, the general partner of MedCap, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $1,125,000 certificate of deposit with Comerica.  In addition, MedCap delivered a Guaranty to Comerica pursuant to which it agreed to unconditionally and absolutely guarantee to Comerica payment when due of all existing and future indebtedness of Crdentia to Comerica.

Note 10  Notes Payable

As discussed in Note 2, the Company has demand notes totaling $546,597 at March 31, 2007 due to MedCap Partners L.P. and $705,000 at March 31, 2007 due to MedCap Master Fund L.P.  Related party interest expense of $100,128 has been included in interest expense in the accompanying consolidated statement of operations for the three months ended March 31, 2007.  The remaining principal amount totaling $158,403 at March 31, 2007 is due to unrelated parties.

Note 11  Subordinated Debentures

In January 2006, the Company completed a private placement totaling $4 million.  The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures.  The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at the Company’s option. $765,000 of debentures are outstanding at March 31, 2007.

The debentures were initially convertible into common stock at a price of $6.00 per share (currently $0.60 as discussed below).  The sale of convertible debentures included common stock warrant coverage allowing debenture holders to exercise warrants to purchase 500,000 common shares.  Warrants to purchase 166,667 common shares have a five year term and an exercise price of $7.50 per share.  Warrants to purchase 333,333 common shares at an exercise price of $6.00 per share expired on June 14, 2006 with none being exercised.  The Company computed the relative fair value of the warrants at $1,443,265 and the beneficial conversion feature related to the debentures at $556,735, and recorded these amounts as a discount to the debentures which is being amortized over the term of the debentures.

Terms of an agreement with the placement agent representing the Company required placement fees upon a private placement of at least $5 million.  Although the minimum was not achieved, fees have been accrued and warrants recorded based on the lower amount of funding.  Per the terms of the agreement, $589,722 was recorded as deferred financing costs associated with the debentures and $294,867 was recorded as an offset to proceeds from the equity portion of the funding.  The $589,722 is being amortized over the three year term of the debentures.  A portion of the placement fees were warrants to purchase 50,000 shares of common stock at $6.00 per share.  The warrants have a five year life and were valued at $629,589 ($419,722 recorded as deferred financing costs and $209,867 recorded as an offset to proceeds from the equity offering).  The warrants have been valued on the date of the closing; however, the Company has not yet issued these warrants and therefore has recorded a liability of $629,589 at March 31, 2007.  The remaining portion of the fee totaling $255,000 is to be paid in cash ($235,000 accrued and $20,000 paid as of March 31, 2007).

On February 16, 2006, a holder of the debentures converted $260,000 of the debentures into 43,333 shares of the Company’s common stock.  On October 6, 2006, a holder of the debentures converted $76,000 of the debentures into 12,666 shares of the Company’s common stock.  In March 2007, three of the five debenture holders exchanged $899,000 of their debentures for 1,498,333 shares of the Company’s common stock.  The Company issued 44,311 shares of its common stock as payment of $14,948 of accrued interest due to the debenture holders through the date of the exchange.  The Company recognized expense in the amount of $161,654 relating to the deferred financing fees associated with the converted and exchanged debentures and expense in the amount of $595,720 related to the proportionate share of the unamortized discount on the converted and exchanged debentures.  Under terms of the debenture agreements, all debenture holders are now permitted to exchange their debentures for shares of the Company’s common stock at $.60 per share, the price at which the Company sold its stock in the private placement offering mentioned below.  At December 31, 2006, due to cross default provisions in the debenture agreement and the violation of covenants with the Bridge Revolving Line of Credit and Term Loan (as discussed in Notes 6 and 7), the Company classified the debentures as a current liability.  At March 31, 2007, with the refinancing of all Bridge facilities with the Working Capital Facility from Systran and the Master Revolving Note from Comerica (as discussed in Notes 8 and 9) and the Company’s compliance with all provision of these agreements, the Company has classified the debentures as a long-term liability.

The Company was obligated to register the shares (including the shares issuable upon conversion of the debentures and exercise of the warrants) for resale on a registration statement.

Note 12  Common Stock and Stock Options

During the first quarter of 2007, the Company completed four closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 5,333,333 common shares at a price of $0.60 per share, with aggregate gross proceeds of $3,200,000.  The Board of Directors of the Company has

authorized the sale of up to $5,000,000 in common stock in all closings of the private placement which will have a final close in May 2007.  Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to cause a resale registration statement covering the shares to be filed within 30 days of the May 2007 final close.

MedCap Partners L.P. invested $975,000 in the private placement for 1,625,000 shares of common stock, MedCap Master Fund L.P. invested $25,000 in the private placement for 41,667 shares and C. Fred Toney, Chairman of the board of directors, individually invested $1,550,000 in the private placement for 2,583,333 shares of common stock.  Mr. Toney abstained from the board of directors’ vote in favor of the private placement.

Employee Stock Options and Restricted Stock Grants

During the three months ended March 31, 2007, the Board granted options to purchase 193,500 shares of the Company’s Common Stock to employees under the 2004 Plan.  The exercise price for these options is $0.42, the stock’s trading price on the date granted. There were no stock options exercised in the three months ended March 31, 2007.

See Note 13 below for a discussion of the Stock Options and Restricted Stock Grants associated with the severance agreement with the Company’s former Chairman of the Board and Chief Executive Officer as well as Restricted Stock Grant awarded to the Company’s new Director and Chief Executive Officer.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used for the three ended March 31, 2007.

Three Months Ended
March 31, 2007

Risk-free interest rate	5.25%
Expected lives	4 years
Dividend Yield	0.00%
Expected volatility	201% - 204%

Stock option activity is summarized as follows:

Three Months Ended
March 31, 2007

Outstanding, January 1	809,894
Granted	1,193,500
Exercised	—
Forfeited	143,318
Outstanding, March 31	1,860,076

Exercisable at March 31	1,446,354
Non-vested, March 31	413,722

Average exercise price per share:
Outstanding, January 1	$6.99
Granted	0.57
Exercised	—
Forfeited	5.36
Outstanding, March 31	3.00
Exercisable	2.63
Non-vested, January 1	4.81
Non-vested, March 31	1.22

Weighted-average remaining term of outstanding options	9.11 years
Weighted-average remaining term of exercisable options	9.06 years

Weighted-average grant date fair value	$0.43
Total estimated future cost of unvested options	$680,582
Weighted-average period of unvested options	9.31 years

Note 13  Retirement of Chairman of the Board of Director and Chief Executive Officer

On March 6, 2007, James D. Durham, the Company’s Chief Executive Officer, announced his retirement, and the Company accepted his resignation and retirement, effective March 1, 2007.  Mr. Durham also stepped down as Chairman of the Board and as a member of the Company’s Board of Directors, effective March 1, 2007.  Mr. Durham will serve as a consultant to the Company through October 2007.  In connection with Mr. Durham’s resignation, Mr. Durham and the Company executed a Severance Agreement and Mutual Release of Claims, effective March 14, 2007.  The Severance Agreement provides for, among other things: (a) payment of an additional $60,161 within three days of the effective date of the Severance Agreement; (b) payment of $31,667 per month during the eight month consulting period; (c) payment of a lump sum severance amount of $250,000 within seven business days of November 1, 2007; (d) an additional grant of an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share; (e) continuation of health insurance coverage for a 24 month period following the effective date; and (f) vesting in the restricted stock awards granted to Mr. Durham on March 24, 2006 and May 31, 2005 will continue during the period Mr. Durham provides consulting services and shall cease as of October 31, 2007.  At March 31, 2007 the Company has accrued liabilities of $503,333 related to the future cash payments associated with the Severance Agreement and has recorded compensation expense of $1,715,177 associated with the option and vesting of the restricted stock.

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

The Severance Agreement did not affect the two cash bonuses in the amount of $540,000 each that were granted to Mr. Durham in 2003 and are due on December 31, 2008 and January 4, 2009.  The carrying amount of this liability is $925,523 at March 31, 2007.

The Board of Directors of the Company elected C. Fred Toney, a current director, as Chairman of the Board of Directors effective March 1, 2007, replacing Mr. Durham and the Board of Directors appointed John Kaiser to be the Chief Executive Officer effective March 26, 2007.  The Company entered into an Executive Employment Agreement with John Kaiser pursuant to which the Company has issued Mr. Kaiser 2,000,000 shares of restricted common stock valued at $900,000 which will be recorded as compensation expense over the vesting period.  Twenty-five percent (25%) of the shares will vest after twelve months and one-thirty-sixth (1/36th) of the remaining unvested shares shall vest at the end of the 13th month and each month thereafter, such that the shares will be one hundred percent (100%) vested after 48 months of continuous services.  In the event of a Corporate Transaction, all outstanding Shares shall automatically become fully vested and be released from any repurchase or forfeiture rights on the six (6) month anniversary of the effective date of such Corporate Transaction (the “Transition Period”), subject to Mr. Kaiser remaining in Continuous Service with the Company or its successor for the purpose of providing acquisition and transition support to the Company or its successor throughout the Transition Period; provided, however, that if the Company or its successor terminates the Mr. Kaiser’s Continuous Service without Cause prior to the end of the Transition Period, all outstanding Shares shall become fully vested and be released from any repurchase or forfeiture rights on such termination date.

Note 14  Supplemental Disclosure to the Statements of Cash Flows

	March 31,
	2007	2006

Supplemental cash flow disclosures:
Cash paid for interest	$902,079	$171,233
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Conversion of debentures into common stock	899,000	260,000
Debenture interest paid in common stock	14,948	—
Common stock issued as payment of preferred stock dividends	—	800,748
Placement fees payable related to sale of common stock	—	65,000
Value of debentures allocated to attached common stock warrants and beneficial conversion features	—	2,000,000
Fair value of warrants accrued as placement fee related to debentures	—	419,722

Note 15  Litigation

The following is a list of claims that are in settlement discussions or were settled subsequent to March 31, 2007.

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams, the former owners of TravMed, asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005.  Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business.  The Company sought an undisclosed amount of damages.  The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion.  The Company began negotiating a settlement in March 2007 and anticipates it will pay $575,000 in the form of a thirty-six month note in exchange for the defendants agreeing to pay certain payables on Crdentia’s behalf.  The Company anticipates that the note will bear interest at 10% for the first eighteen months and 5% for the second eighteen months.  Monthly interest payments will be required for the first eighteen months and principal and interest payments in the second eighteen months will be required which will fully amortize the obligation.  This liability is included in other long-term liabilities at March 31, 2007.

Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. v. William W. Crocker and William C. Crocker;  Cause No. 06-01050-L;  Pending in the 193rd Judicial District Court, Dallas County, Texas.

On January 31, 2006, Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. filed suit against William W. Crocker and William C. Crocker, the former owners of Arizona Home Health Care/Private Duty, Inc., asserting claims for fraud, indemnity, and declaratory relief arising out of an Agreement and Plan of Reorganization dated August 6, 2004 and a Receivable Allocation Agreement entered into in connection therewith.  Among other things, the Company alleged that, prior to entering the Agreement and Plan of Reorganization, the defendants failed to disclose that certain key employees had planned to leave the company and that the defendants requested and/or instructed such employees not to leave prior to the closing of the merger.  The Company also alleged that the defendants failed to disclose that their company did not possess certain state licenses necessary to conduct a portion of its business.  The Company sought an undisclosed amount of damages.  This case was settled in April 2007 as discussed below under “William W. Crocker v. Crdentia Corp.”

William W. Crocker, an individual, v. Crdentia Corp., a Delaware Corporation, and Arizona Home Health Care/Private Duty, Inc., an Arizona Corporation, Cause No. 06C-02-226, pending in the Superior Court of the State of Delaware in and for Castle County.

On February 23, 2006, William W. Crocker filed suit against Crdentia Corp. and Arizona Home Health Care/Private Duty, Inc. asserting claims for declaratory judgment, breach of contract, and conversion arising from a Receivable Allocation Agreement executed incident to an Agreement and Plan of Reorganization dated August 6, 2006.  Mr Crocker sought damages in the principal sum of $251,150, which was comprised of $114,019 for collected accounts receivable and eighty percent (80%) of $171,414 of uncollected accounts receivable, plus attorneys’ fees.  The Company settled this case in April 2007.  The Company agreed to issue 312,500 shares of common stock (valued at $159,375 based on the trading value of stock on April 9, 2007) in exchange for Crdentia retaining the proceeds from the collection of certain receivables that it collected on behalf of Mr. Crocker.  The Company has recorded this liability in accounts payable and accrued expenses at March 31, 2007.

Dawson James Securities, Inc. v. Crdentia Corp., Case No. 50 2006CA002708XXXXMB, pending in the Circuit Court of the 15th Judicial District, Palm Beach County, Florida.

On March 22, 2006, Dawson James filed suit against Crdentia Corp. seeking fees in connection with raising investment capital for Crdentia.  Dawson James contended that under terms of a contract they were owed cash of $235,000 and 50,000 warrants to purchase Crdentia stock.  The Company settled this case in April 2007.  The Company agreed to issue 400,000 shares of common stock (valued at $160,000 based on the trading value of stock on April 13, 2007) in full payment of the obligation.  At March 31, 2007, the Company has recorded an accrual of $864,589 for the fair value of warrants to be issued plus an expected cash payment.  This accrual will be reduced in April 2007 to reflect the above settlement in stock.

Note 16  Subsequent Events

Private Placement

Subsequent to March 31, 2007, the Company completed three closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 1,083,333 shares at a price of $0.60 per share, with aggregate proceeds of $650,000.  The Board of Directors of the Company has authorized the sale of up to $5,000,000 in common stock in all closings of the private placement which will have a final close in May, 2007.  Pursuant to the terms of the Registration Rights Agreement, the Company agreed to cause a resale registration statement covering the shares to be filed within 30 days of the final May 2007 closing.

Stock Options and Restricted Stock Grants

On May 4, 2007, the Company issued 400,000 shares of restricted common stock to two members of the Board of Directors and granted an option to purchase 200,000 shares of common stock at an exercise price of $0.49 per share to one member of the Board of Directors.  The restricted shares vest 50% on May 4, 2008 and 50% on May 4, 2009; the option is exercisable with respect to 50% of the shares subject to such option on May 4, 2008 and 50% of the shares subject to such option on May 4, 2009.  The issuance of the restricted common stock or option is compensation to these board members for future services.

Also on May 4, 2007, the Company granted certain employees options to purchase 218,031 shares of common stock at a per share exercise price of $0.49.  The vesting period and dates of vesting of the shares of common stock subject to the options is identical to vesting periods and dates of vesting provided for in all options granted to these certain employees in the past.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report.  Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the  Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”  and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the U.S. Securities and Exchange Commission (SEC).

Risk factors that could cause actual results to differ from those contained in the forward-looking statements including but are not limited to: our ability to continue as a going concern; we have a history of losses; we face difficulties identifying and integrating acquisitions; our need to raise additional capital in the future; our credit facility and revolving note impose significant expenses on us; our convertible debentures contain covenants and restrictions; MedCap controls a significant amount of our outstanding capital stock; we need to continue to attract and retain key employees; we need to attract qualified nurses; the temporary nurse staffing industry is highly competitive; our need to secure and fill new orders from hospitals and healthcare facilities; fluctuations in patient occupancy; we have anti-takeover provisions in our charter and bylaws; we operate in a regulated industry; government regulation and regulatory reform could negatively impact our business; and legal actions could subject us to uninsured liabilities.

Introduction

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Overview

We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, locum tenens (physician staffing), allied services and private duty home care.  Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States.  Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments.  Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities.  Under our locum tenens program, physicians contract with us to perform medical services for healthcare organizations for a specified length of time.  Our allied services primarily consist of diagnostic imaging, respiratory, laboratory, therapies and administrative modalities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home.  We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

We did not have any revenue in 2003 until we completed our first acquisition in August 2003.  During 2003 we began operating four newly acquired companies, combining the various back offices and support staff into a central location and began streamlining the operations.  We have continued to pursue our operational plan of acquiring companies in the healthcare staffing field and purchased two companies in 2004, three companies in 2005 and one company in 2006.

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

During the three months ended March 31, 2007, we recorded several costs which are of a non-recurring nature, including the following:

  Future cash severance costs associated with our former Chief Executive Officer in the amount of $503,333 recorded as selling, general and administrative costs.
  Stock compensation costs associated with our former Chief Executive Officer’s severance and the accelerated vesting of restricted stock in the amount of $3,024,177.
  Prepayment penalty and the write-off of deferred financing costs associated with refinancing our term note and revolving credit facility and costs associated with the conversion and exchange of a portion of our debentures for a total of $1,391,538 recorded as interest costs.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006

Revenue from services	$9,020,437	$8,984,823
Direct operating expenses	7,103,505	7,235,519
Gross profit	1,916,932	1,749,304

Operating expenses:
Selling, general, and administrative expenses	3,007,834	2,600,785
Gain from settlement of acquisition claim	—	(1,064,693)
Non-cash stock based compensation	3,391,392	378,260
Total operating expenses	6,399,226	1,914,352

Loss from operations	(4,482,294)	(165,048)

Interest expense, net	(2,106,786)	(1,193,539)

Loss before income taxes	(6,589,080)	(1,358,587)

Income tax expense	—	—

Net loss attributable to common stockholders	$(6,589,080)	$(1,358,587)

Basic and diluted loss per common share attributable to common stockholders	$(0.38)	$(0.42)

Weighted average number of common shares outstanding	17,365,298	3,214,729

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues in the three months ended March 31, 2007 were $9,020,437 compared to revenues of $8,984,823 in the three months ended March 31, 2006.  Revenues have increased in 2007 compared to 2006 due principally to our acquisition of Staff Search Ltd. in April 2006.  However, the increase in revenue due to our acquisition was offset in part by decreases in revenue related to closing portions of our operations in California and to the loss of customers related to litigation surrounding the TravMed acquisition.  In 2007 approximately 15.9% (36.1% in 2006) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 71.5% of our revenue in 2007 (56.2% in 2006).  The remaining amount of our revenue in 2007 came from providing staffing to healthcare facilities, private duty homecare, locum tenens revenue and allied services.  In 2006 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During 2007 and 2006, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the three months ended March 31, 2007 was $1,916,932 or 21.3% of revenues compared to $1,749,304 or 19.5% of revenues in the three months ended March 31, 2006.  Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage.

Our selling, general and administrative costs were $3,007,834 or 33.3% of revenues in the three months ended March 31, 2007 compared to $2,600,785 or 28.9% of revenues in the three months ended March 31, 2006.  Selling, general and administrative expenses are comprised primarily of certain personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses.  In 2007, we accrued $503,333 of expenses related to a severance agreement with our former Chief Executive Officer.

Non-cash stock based compensation costs were $3,391,392 in the three months ended March 31, 2007 compared to $378,260 in the three months ended March 31, 2006.  In 2006, the volume of trading in the Company’s stock triggered accelerated vesting of some of the restricted shares and caused the Company to begin amortizing the cost of the restricted grants over a shorter period of time beginning in the fourth quarter of 2006.  In addition, the severance agreement for our former Chief Executive Officer included the granting of an option to purchase 1,000,000 shares of the Company’s stock vesting immediately and accelerated vesting of restricted grants.  Expense of $3,024,177 associated with the accelerated vesting of the restricted stock and the severance agreement was recorded in the three months ended March 31, 2007.

Interest costs were $2,106,786 in the three months ended March 31, 2007 compared to $1,193,539 in the three months ended March 31, 2006.  This increase in interest cost is due to a prepayment penalty and the write-off of deferred financing costs associated with the refinancing of our term note and revolving credit facility with Bridge Finance and costs associated with the conversion of a portion of our debentures for a total of $1,391,538.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred losses from operations and have reported negative cash flows.  As of March 31, 2007, we had an accumulated deficit of $125,875,468 and cash and cash equivalents of $316,479.  We have financed our operations primarily through private placements of equity and debt securities and through credit facilities, including our current facility with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation and a term loan with Comerica Bank.

During the first quarter of 2007, the Company completed four closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 5,333,333 shares at a price of $0.60 per share, with aggregate proceeds of $3,200,000.  During the months of April and May 2007 the Company completed three additional closings for 1,083,332 shares at a price of $0.60 per share, with aggregate proceeds of $650,000.  The Board of Directors of the Company has authorized the sale of up to $5,000,000 in common stock in all closings of the private placement which will have a final close in May 2007.  Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to cause a resale registration statement covering the shares to be filed within 30 days of the May 2007 final close.

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

The agreements include events of default (with grace periods, as applicable) and provide that, upon the occurrence of certain events of default, Systran may immediately collect any obligation owing to Systran under the agreements.  The Company is currently in compliance with all provisions of the agreements.

On January 19, 2007, Crdentia delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank.  Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC.  The Note has principle payments of $125,000 on March 31, 2007, $100,000 on June 30, 2007, September 30, 2007 and December 31, 2007 and has a final maturity date of January 31, 2008 and bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent (8% at March 31, 2007).  The Note is secured by, and Comerica was granted a security interest in, all items deposited in Crdentia’s account with Comerica.  The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable.  The Company is currently in compliance with all provisions of the agreement.

As security for Crdentia’s prompt and complete payment of its obligations under the Master Revolving Note, (i) James D. Durham, Crdentia’s then Chairman and Chief Executive Officer, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $600,000 certificate of deposit with Comerica, (ii) MedCap Partners LP (“MedCap”) pledged and granted to Comerica a security interest in all of its right, title and interest in and to a $250,000 certificate of deposit with Comerica, and (iii) C. Fred Toney, Crdentia’s Chairman of the Board of Directors and the managing member of MedCap Management and Research LLC, the general partner of MedCap, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $1,125,000 certificate of deposit with Comerica.  In addition, MedCap delivered a Guaranty to Comerica pursuant to which it agreed to unconditionally and absolutely guarantee to Comerica payment when due of all existing and future indebtedness of Crdentia to Comerica.

We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future.  We will need to raise at least $2,000,000 by March 31, 2008 (of which a significant amount will need to be raised by June 30, 2007) in order to satisfy our working capital needs.  If we are not able to raise these funds we may be unable to meet our payroll costs.  In addition, we will need to raise additional funds in the future in order to finance our future capital needs.  There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives.  Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, we may not be able to operate our business, and we will be forced to scale back our acquisition activities and our operations.  Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired.  These conditions raise substantial doubt about our ability to continue as a going concern.

Management has taken a number of steps to address our financial performance and improve cash flow.  In the first quarter of 2007, we raised an additional $3,200,000 in equity through four closings of a private placement and refinanced the Loan, the Term Loan and the over-advances on the Loan.  Proceeds of the equity raised early in 2007 were used for working capital purposes and costs related to debt refinancing.  Management is devoting constant attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.  However, there can be no assurance that these programs will be successful.  If unsuccessful, we could be unable to fund payroll costs and could ultimately fail.

Cash Flows

For the three months ended March 31, 2007, we used cash in operations of $2,263,118, compared to $1,237,022 for the three months ended March 31, 2006.  Although we ended March 31, 2007 with a significant working capital deficit of $6,457,502 we were able to secure additional funding during this period to finance our operations.  The increased amount of cash used in operations in 2007 compared to 2006 is directly attributable to the increased net loss recorded in the three months ended March 31, 2007.

Net cash used in investing activities was $33,340 for the three months ended March 31, 2007 and $13, 452 for the three months ended March 31, 2006.  The amounts for both periods relate predominately to purchases of property and equipment.

During the three months ended March 31, 2007 and 2006, we financed our working capital requirements primarily through the sale of common stock, convertible debentures and through loans and credit facilities.  Net cash provided by financing activities was $2,414,869 for the three months ended March 31, 2007 and $964,231 for the three months ended March 31, 2006.  In 2007, we received $2,400,000 from a note payable to lender and $3,152,381 from the issuance of common stock in private placements.  These funds were used to fund operations and pay-off the over-advance and note payable to lender.  In 2006, we received $2,000,000 in the private placement of 8% convertible debentures and short- and long-term warrants as well as $1,150,000 through the issuance of common stock in private placements.  These funds were used to repay $1,350,000 of note payable to lender, repay $12,500 of subordinated convertible notes and decrease our revolving line of credit by $823,269.

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

We account for these stock options under the modified prospective method of SFAS No. 123R, “Share-Based Payment”.  In the modified prospective method, compensation cost is recognized for all share-based payments granted.   We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities with Systran and Comerica Bank.  On March 31, 2007, we had borrowings of approximately $6.5 million under these facilities that were subject to variable rates, with a rate at March 31, 2007 of 13.0% and 8.0% respectively.  As of March 31, 2007, an adverse change of 10% in the interest rate of all such borrowings outstanding (for example, from 8.0% to 8.8%) would have caused us to incur an increase in interest expense of approximately $71,934 on an annual basis.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods.  There can be no assurance, however, that we will not be adversely affected by inflation in the future.

Item 4.                    Controls and Procedures

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

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.  The following is a list of claims that are in settlement discussions or were settled subsequent to March 31, 2007.  Any losses related to these anticipated settlements or actual settlements have been disclosed in the financial statements and recorded as of March 31, 2007.

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams, the former owners of TravMed, asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005.  Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business.  The Company sought an undisclosed amount of damages.  The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion.  The Company began negotiating a settlement in March 2007 and anticipates it will pay $575,000 in the form of a thirty-six month note in exchange for the defendants agreeing to pay certain payables on Crdentia’s behalf.  The note will bear interest at 10% for the first eighteen months and 5% for the second eighteen months.  Monthly interest payments will be required for the first eighteen months and principal and interest payments in the second eighteen months will be required which will fully amortize the obligation.  This liability is included in other long-term liabilities at March 31, 2007.

Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. v. William W. Crocker and William C. Crocker;  Cause No. 06-01050-L;  Pending in the 193rd Judicial District Court, Dallas County, Texas.

On January 31, 2006, Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. filed suit against William W. Crocker and William C. Crocker, the former owners of Arizona Home Health Care/Private Duty, Inc., asserting claims for fraud, indemnity, and declaratory relief arising out of an Agreement and Plan of Reorganization dated August 6, 2004 and a Receivable Allocation Agreement entered into in connection therewith.  Among other things, the Company alleged that, prior to entering the Agreement and Plan of Reorganization, the defendants failed to disclose that certain key employees had planned to leave the company and that the defendants requested and/or instructed such employees not to leave prior to the closing of the merger.  The Company also alleged that the defendants failed to disclose that their company did not possess certain state licenses necessary to conduct a portion of its business.  The Company sought an undisclosed amount of damages.  This case was settled in April 2007 as discussed below under “William W. Crocker v. Crdentia Corp.”

William W. Crocker, an individual, v. Crdentia Corp., a Delaware Corporation, and Arizona Home Health Care/Private Duty, Inc., an Arizona Corporation, Cause No. 06C-02-226, pending in the Superior Court of the State of Delaware in and for Castle County.

On February 23, 2006, William W. Crocker filed suit against Crdentia Corp. and Arizona Home Health Care/Private Duty, Inc. asserting claims for declaratory judgment, breach of contract, and conversion arising from a Receivable Allocation Agreement executed incident to an Agreement and Plan of Reorganization dated August 6, 2006.  Mr Crocker sought damages in the principal sum of $251,150, which was comprised of $114,019 for collected accounts receivable and eighty percent (80%) of $171,414 of uncollected accounts receivable, plus attorneys’ fees.  The Company settled this case in April 2007.  The Company agreed to issue 312,500 shares of common stock (valued at $159,375 based on the trading value of stock on April 9, 2007) in exchange for Crdentia retaining the proceeds from the collection of certain receivables that it collected on behalf of Mr. Crocker.  The Company has recorded this liability in accounts payable and accrued expenses at March 31, 2007.

Dawson James Securities, Inc. v. Crdentia Corp., Case No. 50 2006CA002708XXXXMB, pending in the Circuit Court of the 15th Judicial District, Palm Beach County, Florida.

On March 22, 2006, Dawson James filed suit against Crdentia Corp. seeking fees in connection with raising investment capital for Crdentia.  Dawson James contended that under terms of a contract they were owed cash of $235,000 and 50,000 warrants to purchase Crdentia stock.  The Company settled this case in April 2007.  The Company agreed to issue 400,000 shares of common stock (valued at $160,000 based on the trading value of stock on April 13, 2007) in full payment of the obligation.  At March 31, 2007, the Company has recorded an accrual of $864,589 for the fair value of warrants to be issued plus an expected cash payment.  This accrual will be reduced in April 2007 to reflect the above settlement in stock.

Item 1A.                 Risk Factors

Any investment in our common stock involves a high degree of risk.  You should consider carefully the following information about the risks described below, together with the other information contained in this Form 10-Q before you decide whether to buy our common stock.  If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In those circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Our independent registered public accounting firm issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

Our independent registered public accounting firm’s opinion on our 2006 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.  Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs.  We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business.  In particular, we will need to raise at least $2,000,000 by March 31, 2008 (of which a significant amount will need to be raised by June 30, 2007) in order to continue to operate our business.  We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.  If we are not successful in raising capital in the short-term we could be unable to meet payroll costs.  Failure to raise additional capital when needed could cause us to cease our operations.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of March 31, 2007, we had an accumulated deficit of $125.9 million.  We incurred net losses of $6.6 million for the quarter ended March 31, 2007 and $1.4 million for the quarter ended March 31, 2006.  We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  Our management may not be able to accurately project or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future.  Consequently, as we expand our commercial operations, management may not be able to control costs and expenses adequately, and such operations may generate losses.  If our operating expenses exceed our expectations, our financial performance will be adversely affected.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

There is a limited public market for our common stock, and the trading price of our common stock is subject to volatility.

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

We will need to raise additional capital in the future, including at least $2,000,000 by March 31, 2008 (of which a significant amount will need to be raised by June 30, 2007) in order for us to continue to operate our business.  Since the beginning of 2007, we have raised $3.85 million through the sale of common stock at $0.60 per share in seven closings of a private placement.  Our board of directors has authorized the sale of an additional $1.15 million in common stock in subsequent closings of the private placement.  In addition to raising money through subsequent closings of the private placement, we may raise additional capital through the public or private sale of common stock or securities convertible into or exercisable for our common stock.  Such sales could be consummated at a significant discount to the trading price of our stock.

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

MedCap Partners L.P. and MedCap Master Fund L.P. (the “MedCap Funds”) control a significant portion of our outstanding capital stock.  In addition, C. Fred Toney, Chairman of our board of directors, is the managing member of MedCap Management & Research LLC, the general partner of the MedCap Funds.  MedCap is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

The temporary staffing industry is highly competitive and the success and future growth of our business depends upon our ability to remain competitive in obtaining and retaining temporary staffing clients.

The temporary staffing industry is highly competitive and fragmented, with limited barriers to entry.  We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies.  Some of our competitors include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network Holdings, Inc. and On Assignment, Inc.  All of these companies have significantly greater marketing and financial resources than we do.  Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our temporary employees.  Our ability to attract skilled, experienced temporary professionals is based on our ability to pay competitive wages, to provide competitive benefits, to provide multiple, continuous assignments and thereby increase the retention rate of these employees.  To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline.  As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors.  We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive.

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

Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of us.  These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control.  We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  Subject to specified exceptions, including the approval of the transaction by the board of directors or the corporation’s stockholders, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder.  This provision could have the effect of delaying or preventing a change of control of us.  These factors could limit the price that investors or an acquirer may be willing to pay in the future for shares of our common stock.

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

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories.  Many of these actions involve large claims and significant defense costs.  In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals.  In some instances, we are required to indemnify our clients against some or all of these risks.  A failure of any of our employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks; relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.  Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost.  If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.

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

As of March 31, 2007, we had $15.9 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired.  At March 31, 2007, goodwill and other intangible assets represented 67% of our total assets.  An impairment charge of goodwill to earnings would have the effect of decreasing our earnings or increasing our losses, as the case may be.  If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected.  As a result of the loss of customer base in some operations and the closure of certain operations, our impairment analysis of goodwill in 2006 required a charge for impairment of goodwill of $10 million.  We also lost certain customer relationships that were obtained with the TravMed acquisition which necessitated a write-down of $126,000 in 2006 related to intangibles assigned to these customer relationships.

Demand for medical staffing services is significantly affected by the general level of economic activity and unemployment in the United States.

When economic activity increases, temporary employees are often added before full-time employees are hired.  However, as economic activity slows, many companies, including our hospital and healthcare facility clients, reduce their use of temporary employees before laying-off full-time employees.  In addition, we may experience more competitive pricing pressure during periods of economic downturn.  Therefore, any significant economic downturn could have a material adverse impact on our financial position and results of operations.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

None

Item 5.                    Other Information

On May 4, 2007, the Company (i) issued 200,000 shares of restricted common stock to William J. Nydam, a member of the Board of Directors; (ii) issued 200,000 shares of restricted common stock to Robert J. Kenneth, a member of the Board of Directors; and (iii) granted an option to purchase 200,000 shares of common stock at an exercise price of $0.49 per share to Thomas F. Herman, a member of the Board of Directors.  The restricted shares vest 50% on May 4, 2008 and 50% on May 4, 2009; the option is exercisable with respect to 50% of the shares subject to such option on May 4, 2008 and 50% of the shares subject to such option on May 4, 2009.

Item 6.                    Exhibits

Exhibit No.	Description

3.1(2)	Restated Certificate of Incorporation.

3.2(2)	Restated Bylaws.

3.3(1)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.5(3)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.6(3)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.7(4)	Certificate of Amendment to Restated Certificate of Incorporation.

10.79(5)	Securities Purchase Agreement, dated January 25, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.

10.80(5)	Registration Rights Agreement, dated January 25, 2007, by and among Crdentia Corp and the investors identified on the signature pages thereto.

10.81(6)#	Severance Agreement and Mutual Release of Claims dated March 6, 2007, by and between Crdentia Corp. and James D. Durham.

10.82(7)#	Letter Agreement dated March 8, 2007, by and between Crdentia Corp. and John Kaiser.

10.83(8)#	Executive Employment Agreement dated March 26, 2007, by and between Crdentia Corp. and John Kaiser.

10.84(8)#	Restricted Stock Bonus Award Agreement, dated March 26, 2007, by and between Crdentia Corp. and John Kaiser.

10.85*

SYSTRAN Financial Services Corporation Factoring Agreement, dated February 8, 2007, by and between SYSTRAN Financial Services Corporation and Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., Baker Anderson Christie, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., and Nurses Network, Inc.

10.86*

SYSTRAN Financial Services Corporation Factoring Agreement, dated February 8, 2007, by and between SYSTRAN Financial Services Corporation and Crdentia Corp., Health Industry Professions, L.L.C., Mint Medical Staffing Odessa, LP, Prime Staff LP and Staff Search Acquisition Corp.

10.87

Collateralized Guaranty Agreement dated February 8, 2007, by AHHC Acquisition Corporation, Arizona Home Health Care/Private Duty, Inc., Baker Anderson Christie, Inc., BAC Acquisition Corporation, Care Pros Staffing, Inc., CPS Acquisition Corp., CRDE Corp., GHS Acquisition Corporation, HIP Acquisition Corporation, HIP Holding Inc., iVOW Acquisition Corporation, NAS Acquisition Corporation, New Age Staffing, Inc., NNI Acquisition Corporation, Nurses Network, Inc., PSR Nurses, Ltd., PSR Nurse Recruiting, Inc., and PSR Nurses Holdings Corp.

10.88

Collateralized Guaranty Agreement dated February 8, 2007, by Crdentia Corp., Health Industry Professionals, L.L.C., Mint Medical Staffing Odessa, LP, Prime Staff, LP, and Staff Search Acquisition Corp.

10.89	Bills, Accounts, and Accounts Receivable Validity Guaranty dated February 8, 2007 by James D. Durham in favor of Systran Financial Services Corporation.

10.90	Bills, Accounts, and Accounts Receivable Validity Guaranty dated February 8, 2007 by James J. TerBeest in favor of Systran Financial Services Corporation.

10.91	Master Revolving Note dated January 19, 2007 between Crdentia Corp. and Comerica Bank.

10.92(9)	Settlement Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007

10.93(9)	Registration Rights Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007.

10.94(10)	Settlement Agreement by and between Crdentia Corp. and Dawson James Securities, Inc., dated April 13, 2007.

10.95	Registration Rights Agreement dated April 13, 2007 by and between Crdentia Corp. and Dawson James Securities, Inc.

10.96	Compromise, Settlement and Release Agreement dated effective March 29, 2007 by and between Crdentia Corp. and William W. Crocker and William C. Crocker.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Indicates management contract or compensatory plan.

*Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions.  Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

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

(5)           Previously filed with a Current Report on Form 8-K dated January 29, 2007 and incorporated herein by reference.

(6)           Previously filed with a Current Report on Form 8-K dated February 28, 2007 and incorporated herein by reference.

(7)           Previously filed with a Current Report on Form 8-K dated March 8, 2007 and incorporated herein by reference.

(8)           Previously filed with a Current Report on Form 8-K dated March 26, 2007 and incorporated herein by reference.

(9)           Previously filed with a Current Report on Form 8-K dated April 4, 2007 and incorporated herein by reference.

(10)         Previously filed with a Current Report on Form 8-K dated April 12, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.

Dated: May 15, 2007	By:	/s/ John Kaiser
John Kaiser
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2007	By:	/s/ James J. TerBeest
James J. TerBeest
Chief Financial Officer
(Principal Financial and Accounting
Officer)