Form 10-Q
period 2007-06-30
CRDENTIA CORP
filed 2007-08-14
CIK 1073857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At August 10, 2007, 29,584,110 shares of common stock, $.0001 par value, were outstanding.

CRDENTIA CORP.

Form 10-Q Quarterly Report
For Quarterly Period Ended June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Crdentia Corp.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$285,931	$198,068
Accounts receivable, net of allowance for doubtful accounts of $125,000 at June 30, 2007 and $450,000 at December 31, 2006	4,777,278	5,776,473
Other current assets	2,037,394	700,524
Total current assets	7,100,603	6,675,065

Property and equipment, net	367,228	469,396
Goodwill	11,432,917	14,532,917
Intangible assets, net	994,976	1,581,954
Other assets	184,461	628,764

Total assets	$20,080,185	$23,888,096

Current liabilities:
Revolving lines of credit	$3,288,206	$6,412,029
Accounts payable and accrued expenses	2,862,383	3,807,253
Due to iVOW	—	791,943
Accrued employee compensation and benefits	671,181	896,260
Current portion of notes payable, including amounts due to significant shareholder of $1,032,743 at June 30, 2007 and $1,234,078 at December 31, 2006	1,410,000	1,234,078
Notes payable to lender, net of discount of $80,150 at December 31, 2006	2,275,000	701,717
Debentures, net of discount of $1,109,313 at December 31, 2006	—	554,687
Other current liabilities	487,100	345,643
Total current liabilities	10,993,870	14,743,610

Debentures, net of discount of $382,500 at June 30, 2007	382,500	—
Long term bonus payable	947,591	903,455
Other long-term liabilities	7,032	757,954

Total liabilities	12,330,993	16,405,019

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001, 150,000,000 shares authorized; 28,667,443 shares issued and outstanding at June 30, 2007 and 14,538,313 shares issued and 14,430,672 shares outstanding at December 31, 2006	2,867	1,454
Additional paid-in capital	138,078,824	126,768,011
Treasury stock, no shares at June 30, 2007 and 107,641 shares at cost at December 31, 2006	—	—
Accumulated deficit	(130,332,499)	(119,286,388)
Total stockholders’ equity	7,749,192	7,483,077

Total liabilities and stockholders’ equity	$20,080,185	$23,888,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue from services	$7,239,522	$10,129,723	$15,336,851	$18,073,480
Direct operating expenses	5,787,963	8,006,878	12,173,143	14,395,012
Gross profit	1,451,559	2,122,845	3,163,708	3,678,468

Operating expenses:
Selling, general, and administrative expenses	2,761,054	2,953,294	5,660,705	5,405,457
Loss on impairment of intangibles	3,100,000	123,000	3,100,000	123,000
Gain from settlement of acquisition claim	—	—	—	(1,064,693)
Gain from settlement of litigation	(623,028)	—	(623,028)	—
Gain from extinguishment of debt	—	(3,215,490)	—	(3,215,490)
Non-cash stock based compensation	671,908	451,369	4,063,300	829,629
Total operating expenses	5,909,934	312,173	12,200,977	2,077,903

Income (loss) from continuing operations before interest and taxes	(4,458,375)	1,810,672	(9,037,269)	1,600,565

Interest expense, net	(209,199)	(450,415)	(2,315,985)	(1,643,954)
Income (loss) from continuing operations before income taxes	(4,667,574)	1,360,257	(11,353,254)	(43,389)

Income tax expense	—	—	—	—
Income (loss) from continuing operations	(4,667,574)	1,360,257	(11,353,254)	(43,389)

Income from discontinued operations	84,099	87,671	180,697	132,730
Gain from sale of discontinued operations	126,446	—	126,446	—

Net income (loss)	$(4,457,029)	$1,447,928	$(11,046,111)	$89,341

Deemed dividend on preferred stock	—	(45,554,618)	—	(45,554,618)

Net loss attributable to common stockholders	$(4,457,029)	$(44,106,690)	$(11,046,111)	$(45,465,277)

Net income (loss) per share - basic and diluted:
Loss from continuing operations	$(0.19)	$(3.27)	$(0.54)	$(5.43)
Income from discontinued operations	0.01	0.01	0.01	0.02
Basic and diluted loss per share attributable to common stockholders	$(0.18)	$(3.26)	$(0.53)	$(5.41)

Weighted average number of common shares outstanding	24,701,058	13,520,008	20,696,923	8,396,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006

Operating activities:
Net income (loss)	$(11,046,111)	$89,341
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest expense	1,168,889	1,157,612
Depreciation and amortization	496,214	523,633
Loss (gain) on disposal of fixed assets	5,557	(500)
Loss on impairment of intangibles	3,100,000	123,000
Gain on disposal of operations	(126,446)	—
Gain on settlement of litigation / acquisition claim	(623,028)	(1,064,693)
Gain on extinguishment of debt	—	(3,215,490)
Bad debt expense	168,551	—
Non-cash stock based compensation	4,063,300	829,629
Changes in operating assets and liabilities, net of effects of disposal and acquisition:
Accounts receivable	830,644	(1,177,869)
Other current assets and liabilities	89,717	(333,224)
Accounts payable and accrued expenses	(655,304)	162,876
Accrued employee compensation and benefits	(225,079)	79,184
Long-term bonus payable	44,136	49,912
Net cash used in operating activities	(2,708,960)	(2,776,589)

Investing activities:
Purchases of property and equipment	(39,855)	(88,608)
Proceeds from sale of Detroit operations	300,000	—
Net cash provided by (used in) investing activities	260,145	(88,608)

Financing activities:
Proceeds from issuance of common stock, net of costs	4,167,368	1,500,000
Net increase (decrease) in revolving lines of credit	(3,123,823)	459,227
Proceeds from notes payable to lender	2,400,000	245,075
Proceeds from debentures	—	2,000,000
Repayment of subordinated convertible notes	—	(12,500)
Repayment of notes payable to lender	(906,867)	(1,650,000)
Net cash provided by financing activities	2,536,678	2,541,802

Net increase (decrease) in cash and cash equivalents	87,863	(323,395)
Cash and cash equivalents at beginning of period	198,068	434,921
Cash and cash equivalents at end of period	$285,931	$111,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007

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

During 2006 the Company terminated the operations it acquired in 2003 from Baker Anderson Christie, Inc. and Nurses Network, Inc.  In addition, during 2006 the Company returned to the sellers the shares of TravMed USA, Inc. that it had acquired from the sellers in March 2005 and the notes payable to the sellers were cancelled.  On June 30, 2007 the Company sold certain assets of Health Industry Professionals, LLC back to the original sellers.

The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition.  All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been made.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the expected operating results for the full year.

Certain reclassifications have been made to conform prior year data to the current year presentation.

Going Concern

The Company generated a net loss of $11,046,111 and used cash in operations of $2,708,960 during the six months ended June 30, 2007.  Additionally, although the Company ended June 30, 2007 with a significant working capital deficit of $3,893,267, it was able to secure additional funding during the six months ended June 30, 2007 to finance its operations as it continued to attempt to execute its business plan and to acquire and grow companies involved in healthcare staffing.  The Company will need to raise additional funds during the next twelve months to satisfy debt service requirements and working capital needs.  There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives.  The Company’s challenging financial circumstances may make the terms, conditions and cost of any available capital unfavorable.  If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations.  This would result in an overall slowdown of the Company’s development.  The Company’s short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each quarter divided by the weighted average number of shares of common stock outstanding for each quarter (excluding restricted common stock issued to certain directors, officers and consultants in 2005 and 2007).  Diluted earnings per common share includes both the weighted average number of common shares and any dilutive common share equivalents such as convertible securities, options or warrants in the calculation.  As the Company recorded net losses for the three and six months ended June 30, 2007 and 2006, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding.  Common share equivalents that were excluded in the three and six months ended June 30, 2007 calculations were 6,776,214 and 5,493,892, respectively, and in the calculations for the three and six months ended June 30, 2006 1,357,195 and 1,400,528 were excluded respectively.

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

Note 2    Acquisitions

Staff Search Ltd.

On April 18, 2006 the Company acquired the assets of Staff Search Ltd. for $2,386,174, including acquisition costs.  The Company issued a promissory note in the principal amount of $1,410,000 and issued 229,128 shares of its common stock valued at $976,174 (determined by the average of $4.26 per share which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the acquisition date).  Subsequently, the promissory note was purchased from the seller by the Company’s significant stockholder.  During 2006 and 2007, the significant stockholders distributed $377,257 of the promissory note to unrelated parties to settle certain obligations of the significant stockholder.  The promissory note accrues interest at a rate equal to 8.00% per annum.  The principal amount of the note owed at June 30, 2007 ($546,597 owed to MedCap Partners, L.P. and $486,146 owed to MedCap Master Fund L.P.), plus all accrued interest ($103,274 at June 30, 2007), is payable upon demand.  The principal amount of the note owed to unrelated parties at June 30, 2007 ($377,257), plus all accrued interest, is payable upon demand after January 1, 2008.  The note includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts due under the notes shall become immediately payable.  The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry.  The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$345,075
Customer related intangible assets	486,000
Goodwill	1,555,099
Total assets acquired	2,386,174
Liabilities assumed	—
Net assets acquired	$2,386,174

The acquisition was accounted for using the purchase method of accounting.  Customer related intangible assets will be amortized over their estimated useful life of five years.  The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions and was initially developed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired.  The results of operations for Staff Search Ltd. fell below performance standards established in the merger agreement requiring the former stockholder of Staff Search Ltd. to return a portion of the Company’s common stock that was issued in connection with the acquisition.  The Company will record a reduction to goodwill when the common stock is received.  The goodwill acquired will be amortized for federal income tax purposes.

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

Six Months
Ended
June 30, 2006

Revenue from services	$21,124,665
Income from operations	169,974
Net loss attributable to common stockholders	(45,273,914)
Basic and diluted net loss per common share attributable to common stockholders	$(5.30)

Weighted-average shares of common stock outstanding	8,536,226

Note 3    Disposal of Detroit Operations

On June 30, 2007, the Company sold certain assets of its temporary nurse staffing business in the Detroit, Michigan metropolitan area to the original sellers (Crdentia purchased Health Industry Professionals, LLC on March 29, 2005).  The sale price was comprised of (1) $300,000 in cash; (2) return and cancellation of 128,367 shares of the Company’s common stock held by the original sellers with a fair value of $64,184 and (3) the assumption of certain lease obligations.

The Company recognized a gain of $126,446, which was calculated by subtracting the net book value of the furniture and fixtures ($39,130) and the unamortized balance of the intangibles assets associated with the customer contracts ($198,608) from the proceeds of the transaction.  The Company has reported the historical results of operations from the Detroit Operations as income from discontinued operations in the accompanying Statements of Operations which is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$762,535	$1,182,956	$1,685,643	$2,224,022
Direct operation expenses	598,575	957,617	1,316,901	1,805,002
Gross profit	163,960	225,339	368,742	419,020

Selling, general, and administrative expenses	79,861	137,668	188,045	286,290

Income from discontinued operations	$84,099	$87,671	$180,697	$132,730

Note 4    Goodwill Impairment

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

At June 30, 2007, with the disposal of the Detroit operations, the Company determined that goodwill should be measured for a potential impairment.  The Company utilized information from its December 31, 2006 analysis to complete the first step of the analysis under the requirements of the standard.  The Company used an outside valuation firm to assist in the development of the primary assumptions at December 31, 2006, such as projected cash flows and capitalization rates and performed the valuation of the reporting unit.  The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values.  Based on the reduction of the projected future cash flow primarily because of the disposal of the Detroit operations, the Company recorded a $3,100,000 impairment charge in the quarter ended June 30, 2007. The impairment charge was not included in the income from discontinued operations as the Company is considered one segment.

Note 5    iVOW, Inc.

On September 20, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with iVOW, Inc. (“iVOW”), a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis.  In connection with Crdentia’s entry into the Merger Agreement, the Company also entered into an Interim Management Agreement (“IMA”), pursuant to which the Company had the sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW’s cash and working capital to defray Crdentia’s expenses and the expenses of iVOW, prior to the closing of the merger.  Pursuant to the original Merger Agreement, the termination date of the Merger Agreement and IMA was December 31, 2006.  Crdentia and iVOW executed an amendment to the Merger Agreement on December 29, 2006, which extended the termination date for the merger and IMA to March 31, 2007.  In April 2007, the Company negotiated a Settlement Agreement with iVOW pursuant to which Crdentia and iVOW agreed to terminate the Merger Agreement and release the other party from any and all claims arising under the Merger Agreement and related agreements, including the IMA.  The settlement agreement required the Company to issue iVOW 1,500,000 shares of the Company’s common stock with a fair value of $660,000 in April 2007.  All negotiations with respect to a possible merger between Crdentia and iVOW have been terminated.

Note 6    Settlement of Acquisition Claim

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

Note 7    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2007	2006

Accounts payable	$1,292,958	$1,968,731
Accrued fee for placement agent	—	864,589
Other accrued expenses	1,569,425	973,933

	$2,862,383	$3,807,253

Note 8    Revolving Line of Credit

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

During 2006, Bridge Healthcare made $2,425,000 available to the Company in the form of over-advances on the Loan.  The over-advances were used for working capital purposes.  The $2,425,000 of over-advances were partially secured by a guaranty from MedCap Partners L.P. (“MedCap”), Crdentia’s significant stockholder, partially secured by a personal guarantee from C. Fred Toney, Crdentia’s current Chairman of the Board of Directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, and partially secured by a personal guarantee from James D. Durham, the Company’s former Chief Executive Officer and former Chairman of the Board.  Bridge Healthcare charged the Company monthly fees in excess of normal Loan interest charges for all over-advances.  As discussed in Note 11, over-advances of $2,400,000 were refinanced with bank debt in early 2007 and the remaining $25,000 was repaid in early 2007.

The Loan included events of default (with grace periods as applicable) and provided that, upon the occurrence of certain events of default, payment of all amounts payable under the Loan, including the principal amount of, and accrued interest on, the Loan could be accelerated.  There were also cross default provisions between the Loan and the Term Loan discussed below.  Financial covenants were violated in a number of instances including at December 31, 2006 which had no continuing significance since all debt with this lender has been refinanced with either bank debt as discussed in the preceding paragraph or a working capital facility as discussed below.

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

Note 9    Notes Payable to Lender

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

The Term Loan required that the Company issue warrants to purchase shares of common stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing.  On August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility.  As a result, the Term Loan has been recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance.  The discount was amortized to interest expense over the life of the Term Loan.  During the first quarter of 2006, the Company used proceeds from a private offering as discussed in Note 13 to repay $1,350,000 of the Term Loan.  As a result of this repayment, the Company recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment.  During the second quarter of 2006, Bridge Healthcare demanded further repayments of the Term Loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan was paid in full.  The Term Loan was paid off in full in early 2007 as discussed in Note 8.

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

Note 10  Working Capital Facility

On February 8, 2007, the Company entered into a $10 million working capital facility with Systran Financial Services Corporation (“Systran”), a subsidiary of Textron Financial Corporation.  Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from the Company on a recourse basis.  The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee.  To secure the payment and performance of Crdentia’s obligations to Systran under the agreements, Crdentia granted Systran a security interest in all of its assets.  Crdentia also agreed to indemnify Systran against any liabilities arising out of claims relating to the receivables purchased by Systran under the agreements.  The agreements have an initial term of 48 months, and Crdentia is obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term.  Proceeds from this facility were used to refinance the Loan and Term Loan with Bridge Healthcare Finance, LLC as discussed in Notes 8 and 9.  The balance due under this facility at June 30, 2007 was $3,288,206.  At June 30, 2007, the fees and discounts equate to annual percentage of approximately 13.0%.

The agreements include events of default (with grace periods, as applicable) and provide that, upon the occurrence of certain events of default, Systran may immediately collect any obligation owing to Systran under the agreements.  The Company is currently in compliance with all provisions of the agreements.

Note 11  Master Revolving Note

On January 19, 2007, Crdentia delivered a Master Revolving Note (the “Note”) in the amount of $2.4 million to Comerica Bank.  Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC.  The Note requires principal payments of $125,000 on March 31, 2007, $100,000 on June 30, 2007, September 30, 2007 and

December 31, 2007 and has a final maturity date of January 31, 2008.  The Note bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent (7.75% at June 30, 2007).  The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable.  The Company is currently in compliance with all provisions of the agreement.  The balance due under this facility at June 30, 2007 was $2,275,000.

As security for Crdentia’s prompt and complete payment of its obligations under the Note, (i) James D. Durham, Crdentia’s former Chairman and Chief Executive Officer, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $600,000 certificate of deposit with Comerica, (ii) MedCap Partners LP (“MedCap”) pledged and granted to Comerica a security interest in all of its right, title and interest in and to a $250,000 certificate of deposit with Comerica, and (iii) C. Fred Toney, Crdentia’s Chairman of the Board of Directors and the managing member of MedCap Management and Research LLC, the general partner of MedCap, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $1,125,000 certificate of deposit with Comerica.  In addition, MedCap delivered a Guaranty to Comerica pursuant to which it agreed to unconditionally and absolutely guarantee to Comerica payment when due of all existing and future indebtedness of Crdentia to Comerica up to a maximum of $400,000.

Note 12  Notes Payable

As discussed in Note 2, the Company has demand notes totaling $546,597 at June 30, 2007 due to MedCap Partners L.P. and $486,146 at June 30, 2007 due to MedCap Master Fund L.P.  Related party interest expense of $103,274 has been included in interest expense in the accompanying consolidated statement of operations for the six months ended June 30, 2007.  The remaining principal amount totaling $377,257 at June 30, 2007 is due to unrelated parties.

Note 13  Subordinated Debentures

In January 2006, the Company completed a private placement totaling $4 million.  The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures.  The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at the Company’s option.  At June 30, 2007, $765,000 of debentures before discount was outstanding.

The debentures were initially convertible into common stock at a price of $6.00 per share (currently $0.60 as discussed below).  The sale of convertible debentures included common stock warrant coverage granting warrants to purchase 500,000 common shares.  Warrants to purchase 166,667 common shares have a five year term and an exercise price of $7.50 per share.  Warrants to purchase 333,333 common shares at an exercise price of $6.00 per share expired on June 14, 2006 with none being exercised.  The Company computed the relative fair value of the warrants at $1,443,265 and the beneficial conversion feature related to the debentures at $556,735, and recorded these amounts as a discount to the debentures which is being amortized over the term of the debentures.

Terms of an agreement with the placement agent representing the Company required placement fees upon a private placement of at least $5 million.  Although the minimum was not achieved, fees were accrued and warrants recorded based on the lower amount of funding.  $589,722 was recorded as deferred financing costs associated with the debentures and $294,867 was recorded as an offset to proceeds from the equity portion of the funding.  The $589,722 was being amortized over the three year term of the debentures.  A portion of the placement fees were warrants to purchase 50,000 shares of common stock at $6.00 per share.  The warrants had a five year life and were valued at $629,589 ($419,722 recorded as deferred financing costs and $209,867 recorded as an offset to proceeds from the equity offering).  Since the placement agent was not successful in raising the minimum $5.0 million, there has been an on-going dispute concerning the amount of fees owed.  As discussed in Note 17, in April 2007 the Company settled the liability with the placement agent for 400,000 shares of the Company’s common stock valued at $160,000 based on the closing price of the Company’s common stock on the date of settlement which resulted in a gain on settlement of litigation of $356,144. The Company also reduced costs originally charged to equity by $223,987 and reduced unamortized deferred financing fees by $124,458 because of the reduction in actual costs of the transactions based on this settlement.

During 2006, holders of the debentures converted $336,000 of the debentures into 56,000 shares of the Company’s common stock.  In March 2007, three of the five remaining debenture holders exchanged $899,000 of their debentures for 1,498,333 shares of the Company’s common stock.  The Company issued 44,311 shares of its common stock as payment of $14,948 of accrued interest due to the debenture holders through the date of the exchange.  The Company recognized expense in the amount of $161,654 relating to the deferred financing fees associated with the converted debentures and expense in the amount of $595,720 related to the proportionate share of the unamortized discount on the converted debentures.  During the second quarter of 2007, the Company issued 85,000 shares of its common stock as payment of $30,600 of accrued interest due to the debenture holders.  Under terms of the debenture agreements, all debenture holders are now permitted to exchange their debentures for shares of the Company’s common stock at $.60 per share, the price at which the Company sold its stock in the private placement offering mentioned below.  At December 31, 2006, due to cross default provisions in the debenture agreement and the violation of covenants with the Bridge Revolving Line of Credit and Term Loan (as discussed in Notes 8 and 9), the Company classified the debentures as a current liability.  At June 30, 2007, with the refinancing of all Bridge facilities with the Working Capital Facility from Systran and the Master Revolving Note from Comerica (as discussed in Notes 10 and 11) and the Company’s compliance with all provision of these agreements, Bridge covenant violations were no longer relevant and the Company has classified the debentures as a long-term liability.

Note 14  Common Stock and Stock Options

During the six months ended June 30, 2007, the Company completed nine closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 7,083,328 shares of common stock at a price of $0.60 per share, with aggregate gross proceeds of $4,250,000.  The Board of Directors of the Company has authorized the sale of up to $5,500,000 in common stock in all closings of the private placement.  Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to cause a resale registration statement covering the shares to be filed within 30 days of the final close, which is currently projected to be August 17, 2007.

MedCap Partners L.P. invested $1,885,000 in the private placement for 3,141,664 shares of common stock, MedCap Master Fund L.P. invested $165,000 in the private placement for 274,999 shares and C. Fred Toney, Chairman of the Board of Directors, individually invested $1,800,000 in the private placement for 3,000,000 shares of common stock.  Mr. Toney abstained from the Board of Directors’ vote in favor of the private placement.

In June 2007, the Company entered into a services agreement with AudioStocks, Inc. whereby AudioStocks will provide investment services, web based shareholder communications and public relations services for the Company in exchange for (i) $80,000 (ii) 1,247,500 restricted shares of the Company’s common stock of which 975,000 were issued in June 2007 and 272,500 are to be issued in the third quarter of 2007 and (iii) a common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at a purchase price of $0.60 per share.  The term of the services agreement runs through June 24, 2008.  The value of the consideration for the services agreement totaling $1,213,262, includes $636,225 for the 1,247,500 restricted shares (based on the closing price of the Company’s common stock on the effective date of the agreement), $497,037 for the common stock purchase warrant (based on fair value using the Black-Scholes option pricing model) and the $80,000 of cash was recorded as a prepaid asset and will be amortized over the term of the services agreement (1 year).  At June 30, 2007, the Company has recorded a liability of $138,975 related to the shares to be issued in the third quarter of 2007.

During the quarter ended March 31, 2007, the Company cancelled 107,641 shares of treasury stock which are now available for reissuance.

Employee Stock Options and Restricted Stock Grants

During the six months ended June 30, 2007, the Board of Directors granted options to purchase 1,611,531 shares of the Company’s Common Stock to employees and Directors and 2,400,000 shares of restricted stock to three Directors which were valued using the trading price on the grant date.  The exercise price for these options ranged from $0.42 to $0.60.  There were no stock options exercised in the six months ended June 30, 2007.

See Note 15 below for a discussion of the Stock Options and Restricted Stock Grants associated with the severance agreement with the Company’s former Chairman of the Board and Chief Executive Officer as well as a Restricted Stock Grant awarded to the Company’s new Director and Chief Executive Officer.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.

Six Months Ended
June 30, 2007

Risk-free interest rate	5.25%
Expected lives	4 years
Dividend Yield	0.00%
Expected volatility	201% - 204%

Stock option activity is summarized as follows:

Six Months Ended
June 30, 2007

Outstanding, January 1	809,894
Granted	1,611,531
Exercised	—
Forfeited	(208,738)
Outstanding, June 30	2,212,687
Exercisable at June 30	1,531,808
Non-vested, June 30	680,879
Average exercise price per share:
Outstanding, January 1	$6.99
Granted	$0.55
Exercised	—
Forfeited	$5.25
Outstanding, June 30	$2.46
Exercisable	$2.60
Non-vested, January 1	$4.81
Non-vested, June 30	$0.96

Weighted-average remaining term of outstanding options	8.93 years
Weighted-average remaining term of exercisable options	8.71 years

Weighted-average grant date fair value	$0.44
Total estimated future expense related to unvested options	$676,897
Weighted-average vesting period of unvested options	2.93 years
Weighted-average remaining term of unvested options	9.24 years

Note 15  Retirement of Chairman of the Board of Directors and Chief Executive Officer

On March 6, 2007, James D. Durham, the Company’s Chief Executive Officer, announced his retirement, and the Company accepted his resignation and retirement, effective March 1, 2007.  Mr. Durham also stepped down as Chairman of the Board and as a member of the Company’s Board of Directors, effective March 1, 2007.  Mr. Durham will serve as a consultant to the Company through October 2007.  In connection with Mr. Durham’s resignation, Mr. Durham and the Company executed a Severance Agreement and Mutual Release of Claims, effective March 14, 2007.  The Severance Agreement provides for, among other things: (a) payment of an additional $60,161 within three days of the effective date of the Severance Agreement; (b) payment of $31,667 per month during the eight month consulting period; (c) payment of a lump sum severance amount of $250,000 within seven business days of November 1, 2007; (d) an additional grant of an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share; (e) continuation of health insurance coverage for a 24 month period following the effective date; and (f) vesting in the restricted stock awards granted to Mr. Durham on March 24, 2006 and May 31, 2005 will continue during the period Mr. Durham provides consulting services and shall cease as of October 31, 2007.  At June, 2007 the Company has accrued liabilities of $376,667 related to the future cash payments associated with the Severance Agreement and has recorded compensation expense of $1,715,177 associated with the option and vesting of the restricted stock.

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

The Severance Agreement did not affect the two cash bonuses in the amount of $540,000 each that were granted to Mr. Durham in 2003 and are due on December 31, 2008 and January 4, 2009.  The carrying amount of this liability is $947,591 at June 30, 2007.

The Board of Directors of the Company elected C. Fred Toney, a current director, as Chairman of the Board of Directors effective March 1, 2007, replacing Mr. Durham and the Board of Directors appointed John Kaiser to be the Chief Executive Officer effective March 26, 2007.  The Company entered into an Executive Employment Agreement with John Kaiser pursuant to which the Company has issued Mr. Kaiser 2,000,000 shares of restricted common stock valued at $900,000 which will be recorded as compensation expense over the vesting period.  Twenty-five percent (25%) of the shares will vest after twelve months and one-thirty-sixth (1/36th) of the remaining unvested shares shall vest at the end of the 13th month and each month thereafter, such that the shares will be one hundred percent (100%) vested after 48 months of continuous services.  In the event of a Corporate Transaction, all outstanding Shares shall automatically become fully vested and be released from any repurchase or forfeiture rights on the six (6) month anniversary of the effective date of such Corporate Transaction (the “Transition Period”), subject to Mr. Kaiser remaining in Continuous Service with the Company or its successor for the purpose of providing acquisition and transition support to the Company or its successor throughout the Transition Period; provided, however, that if the Company or its successor terminates Mr. Kaiser’s Continuous Service without Cause prior to the end of the Transition Period, all outstanding Shares shall become fully vested and be released from any repurchase or forfeiture rights on such termination date.

Note 16  Supplemental Disclosure to the Statements of Cash Flows

	June 30,
	2007	2006

Supplemental cash flow disclosures:
Cash paid for interest	$1,103,850	$469,307
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Conversion of debentures into common stock	899,000	260,000
Debenture interest paid in common stock	45,549	69,600
Common stock issued in connection with an acquisition	—	976,084
Notes payable issued in connection with an acquisition	—	1,410,000
Common stock issued in exchange for Series C preferred stock, Series B-1 warrants and Series C warrants	—	10,859,603
Common stock issued as payment of preferred stock dividends	—	800,748
Placement fees payable related to sale of common stock	—	65,000
Costs associated with registration statement	—	100,037
Value of debentures allocated to attached common stock warrants and beneficial conversion features	—	2,000,000
Prepaid consulting fees paid with issuance of restricted stock and warrants	994,287	—
Common stock received as consideration for sale of Detroit operation	64,184	—
Common stock issued for payment of iVOW liability	660,000	—
Common stock issued for litigation settlements	319,375	—
Fair value of warrants accrued as placement fee related to debentures	—	419,722

Note 17  Litigation

The following is a list of claims that were in settlement discussions or were settled during the six months ended June 30, 2007:

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams, the former owners of TravMed, asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005.  Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business.  The Company sought an undisclosed amount of damages.  The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion.  The Company began negotiating a settlement in March 2007 and anticipates it will pay between $250,000 and $300,000 in cash in exchange for the defendants agreeing to pay certain payables on Crdentia’s behalf.  The Company reduced its existing liability to $300,000 which is included in accounts payable and accrued expenses at June 30, 2007 and resulted in a $248,276 gain during the second quarter of 2007.

Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. v. William W. Crocker and William C. Crocker

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

William W. Crocker, an individual, v. Crdentia Corp., a Delaware Corporation, and Arizona Home Health Care/Private Duty, Inc., an Arizona Corporation

On February 23, 2006, William W. Crocker filed suit against Crdentia Corp. and Arizona Home Health Care/Private Duty, Inc. asserting claims for declaratory judgment, breach of contract, and conversion arising from a Receivable Allocation Agreement executed incident to an Agreement and Plan of Reorganization dated August 6, 2006.  Mr. Crocker sought damages in the principal sum of $251,150, which was comprised of $114,019 for collected accounts receivable and eighty percent (80%) of $171,414 of uncollected accounts receivable, plus attorneys’ fees.  The Company settled this case in April 2007.  The Company issued 312,500 shares of common stock (valued at $159,375 based on the trading value of stock on April 9, 2007) in exchange for Crdentia retaining the proceeds from the collection of certain receivables that it collected on behalf of Mr. Crocker.

Dawson James Securities, Inc. v. Crdentia Corp

On March 22, 2006, Dawson James filed suit against Crdentia Corp. seeking fees in connection with raising investment capital for Crdentia.  Dawson James contended that under terms of a contract they were owed cash of $235,000 and 50,000 warrants to purchase Crdentia stock.  The Company settled this case in April 2007.  In April 2007, the Company settled the liability with Dawson James for 400,000 shares of the Company’s common stock valued at $160,000 based on the closing price of the Company’s common stock on the date of settlement which was less than the recorded liability and resulted in a gain of $356,144.

Note 18  Subsequent Events

Private Placement

Subsequent to June 30, 2007, the Company completed one closing of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 1,083,334 shares at a price of $0.60 per share, with aggregate proceeds of $650,000.  The Board of Directors of the Company has authorized the sale of up to $5,500,000 in common stock in all closings of the private placement.  Pursuant to the terms of the Registration Rights Agreement, the Company agreed to cause a resale registration statement covering the shares to be filed within 30 days of the final closing which is currently projected to be August 17, 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements and we have failed to achieve projected results in the past.  Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements.  We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: our ability to continue as a going concern; we have a history of losses; we face difficulties identifying and integrating acquisitions; our need to raise additional capital in the future; our credit facility and revolving note impose significant expenses on us; our convertible debentures contain covenants and restrictions; MedCap controls a significant amount of our outstanding capital stock; we need to continue to attract and retain key employees; we need to attract qualified nurses; the temporary nurse staffing industry is highly competitive; our need to secure and fill new orders from hospitals and healthcare facilities; fluctuations in patient occupancy; we have anti-takeover provisions in our charter and bylaws; we operate in a regulated industry; government regulation and regulatory reform could negatively impact our business; and legal actions could subject us to uninsured liabilities.

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

During 2006 we terminated the operations we had acquired in 2003 from Baker Anderson Christie, Inc. and Nurses Network, Inc.  In addition, in May 2006 we returned to the sellers the shares of TravMed USA, Inc. that we had acquired from the sellers in March 2005 in connection with our acquisition of that company, and our notes payable to the sellers were cancelled.  On June 30, 2007 we sold certain assets of Health Industry Professionals, LLC to the original sellers.

Some key factors we are focusing on to improve performance are as follows:

•                  We continue to identify innovative ways to attract and retain nurses.

•                  We are vigorously managing the amounts billed to healthcare facilities in relation to the payroll cost of our nurses in an effort to improve gross margins.

•                  We are managing selling, general and administrative costs at our field office locations with a goal of limiting these expenses to no more than 10% of the revenue at each location.

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

During the six months ended June 30, 2007, we recorded several transactions which are of a non-recurring nature, including the following:

•                  Future cash severance costs associated with our former Chief Executive Officer in the amount of $503,333 recorded as selling, general and administrative costs.

•                  Stock compensation costs associated with our former Chief Executive Officer’s severance and the accelerated vesting of restricted stock in the amount of $3,024,177.

•                  Prepayment penalty and the write-off of deferred financing costs associated with refinancing our term note and revolving credit facility and costs associated with the conversion of a portion of our debentures for a total of $1,391,538 recorded as interest costs.

•                  Gain on settlement of litigation in the amount of $623,028.

•                  Gain on sale of discontinued operations of $126,446 which was more than offset by impairment write-off of goodwill of $3,100,000.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue from services	$7,239,522	$10,129,723	$15,336,851	$18,073,480
Direct operating expenses	5,787,963	8,006,878	12,173,143	14,395,012
Gross profit	1,451,559	2,122,845	3,163,708	3,678,468

Operating expenses:
Selling, general, and administrative expenses	2,761,054	2,953,294	5,660,705	5,405,457
Loss on impairment of intangibles	3,100,000	123,000	3,100,000	123,000
Gain from settlement of acquisition claim	—	—	—	(1,064,693)
Gain from settlement of litigation	(623,028)	—	(623,028)	—
Gain from extinguishment of debt	—	(3,215,490)	—	(3,215,490)
Non-cash stock based compensation	671,908	451,369	4,063,300	829,629
Total operating expenses	5,909,934	312,173	12,200,977	2,077,903

Income (loss) from continuing operations before interest and taxes	(4,458,375)	1,810,672	(9,037,269)	1,600,565

Interest expense, net	(209,199)	(450,415)	(2,315,985)	(1,643,954)
Income (loss) from continuing operations before income taxes	(4,667,574)	1,360,257	(11,353,254)	(43,389)

Income tax expense	—	—	—	—
Income (loss) from continuing operations	(4,667,574)	1,360,257	(11,353,254)	(43,389)

Income from discontinued operations	84,099	87,671	180,697	132,730
Gain from sale of discontinued operations	126,446	—	126,446	—

Net income (loss)	$(4,457,029)	$1,447,928	$(11,046,111)	$89,341

Deemed dividend on preferred stock	—	(45,554,618)	—	(45,554,618)

Net loss attributable to common stockholders	$(4,457,029)	$(44,106,690)	$(11,046,111)	$(45,465,277)

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues from continuing operations in the three months ended June 30, 2007 were $7,239,522 compared to revenues of $10,129,723 in the three months ended June 30, 2006.  Revenues have decreased in 2007 compared to 2006 due principally to decreases in revenue related to closing portions of our operations in California and to the loss of customers related to litigation surrounding the TravMed acquisition.  In 2007 approximately 12.9% (29.5% in 2006) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 72.4% of our revenue in 2007 (56.3% in 2006).  The remaining amount of our revenue in 2007 came from providing staffing to healthcare facilities, private duty homecare, locum tenens revenue and allied services.  In 2006 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During 2007 and 2006, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the three months ended June 30, 2007 was $1,451,559 or 20.0% of revenues compared to $2,122,845 or 21.0% of revenues in the three months ended June 30, 2006.  Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage.  The decrease in gross profit percentage is attributable to a portion of our insurance costs which are fixed and did not decline with the decline in revenue.

Our selling, general and administrative costs were $2,761,054 or 38.1% of revenues in the three months ended June 30, 2007 compared to $2,953,294 or 29.2% of revenues in the three months ended June 30, 2006.  Selling, general and administrative expenses are comprised primarily of certain personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses.  The increase in selling, general and administrative costs as a percentage of revenue is attributable to increased legal costs associated with settlements and an increase in health care claims as well as the fixed nature of some of the corporate overhead costs which did not decline with the decline in revenue.

Primarily as a result of the sale of certain assets of Health Industry Professionals, LLC at June 30, 2007, our impairment analysis of goodwill required a charge for impairment of goodwill of $3.1 million.  We lost certain customer relationships that were obtained with the TravMed acquisition.  We recorded a write-down of $123,000 in the three months ended June 30, 2006 related to intangibles assigned to these customer relationships.

During the three months ended June 30, 2007 we settled and continued negotiating several litigation cases resulting in a gain of $623,028.  In April 2007 we settled litigation with Dawson James Securities, Inc. by issuing 400,000 shares of our common stock.  These shares were valued at $160,000 and when measured against previous amounts accrued resulted in a gain from settlement of litigation of $356,144.  Also during the quarter our negotiations with TravMed have resulted in our estimated liability being reduced to approximately $300,000 resulting in a gain of $248,275.

During the three months ended June 30, 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005.  Upon return of the shares to the sellers, $3,215,490 of seller notes payable were extinguished in accordance with terms of the acquisition agreements.  This resulted in a gain from extinguishment of debt of $3,215,490 in 2006.

Non-cash stock based compensation costs were $671,908 in the three months ended June 30, 2007 compared to $451,369 in the three months ended June 30, 2006.  In 2006, the volume of trading in the Company’s stock triggered accelerated vesting of some of the restricted shares and caused the Company to begin amortizing the cost of the restricted grants over a shorter period of time beginning in the fourth quarter of 2006.

Interest costs were $209,199 in the three months ended June 30, 2007 compared to $450,415 in the three months ended June 30, 2006.  This decrease in interest expense is the result of lower interest rates associated with the new working capital facility and master revolving note as well as reduced levels of debt.

On June 30, 2007 we sold certain assets of Health Industry Professionals, LLC back to the original sellers for $300,000 cash, the return of 128,367 shares of our common stock held by the original sellers, and their assumption of certain liabilities.  This transaction resulted in a gain on sale of discontinued operations of $126,446 for the three months ended June 30, 2007.  Operating income related to this business, in the amount of $84,099 for the three months ended June 30, 2007 and $87,671 for the three months ended June 30, 2006 has been reclassified to income from discontinued operations.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues from continuing operations in the six months ended June 30, 2007 were $15,336,851 compared to revenues of $18,073,480 in the six months ended June 30, 2006.  Revenues have decreased in 2007 compared to 2006 due principally to decreases in revenue related to closing portions of our operations in California and to the loss of customers related to litigation surrounding the TravMed acquisition.  The decrease in revenue has been partially offset by revenue associated with the Staff Search acquisition completed in April 2006.  In 2007 approximately 15.3% (34.2% in 2006) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 70.3% of our revenue in 2007 (54.0% in 2006).  The remaining amount of our revenue in 2007 came from providing staffing to healthcare facilities, private duty homecare, locum tenens revenue and allied services.  In 2006 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare.  During 2007 and 2006, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the six months ended June 30, 2007 was $3,163,708 or 20.6% of revenues compared to $3,678,468 or 20.4% of revenues in the six months ended June 30, 2006.  Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage.

Our selling, general and administrative costs were $5,660,705 or 36.9% of revenues in the six months ended June 30, 2007 compared to $5,405,457 or 29.9% of revenues in the six months ended June 30, 2006.  Selling, general and administrative expenses are comprised primarily of certain personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses.  The increase in selling, general and administrative costs is attributable to increased legal costs associated with settlements, an increase in health care claims and $503,333 of accrued expenses related to a severance agreement with our former Chief Executive Officer as well as the fixed nature of some of the corporate overhead costs which did not decline with the decline in revenue.

Primarily as a result of the sale of certain assets of Health Industry Professionals, LLC at June 30, 2007, our impairment analysis of goodwill required a charge for impairment of goodwill of $3.1 million.  We lost certain customer relationships that were obtained with the TravMed acquisition.  We recorded a write-down of $123,000 in the six months ended June 30, 2006 related to intangibles assigned to these customer relationships.

In 2005, we asserted a claim against a seller of one of our 2003 acquisitions.  In January 2006, we and the seller settled with the seller returning 59,150 shares of our stock that had been issued in connection with the acquisition.  We reported a gain on this settlement of $1,064,693 representing the fair value of the stock returned on the date of the settlement.

During the six months ended June 30, 2007 we settled and continued negotiating several litigation cases resulting in a gain of $623,028.  In April 2007 we settled litigation with Dawson James Securities, Inc. by issuing 400,000 shares of our common stock.  These shares were valued at $160,000 and when measured against previous amounts accrued resulted in a gain from settlement of litigation of $356,144.  Also during the second quarter our negotiations with TravMed have resulted in our estimated liability being reduced to approximately $300,000 resulting in a gain of $248,275.

During the six months ended June 30, 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005.  Upon return of the shares to the sellers, $3,215,490 of seller notes payable were extinguished in accordance with terms of the acquisition agreements.  This resulted in a gain from extinguishment of debt of $3,215,490 in 2006.

Non-cash stock based compensation costs were $4,063,300 in the six months ended June 30, 2007 compared to $829,629 in the six months ended June 30, 2006.  In 2006, the volume of trading in the Company’s stock triggered accelerated vesting of some of the restricted shares and caused the Company to begin amortizing the cost of the restricted grants over a shorter period of time beginning in the fourth quarter of 2006.  In addition, the severance agreement for our former Chief Executive Officer included the granting of an option to purchase 1,000,000 shares of the Company’s stock vesting immediately and accelerated vesting of restricted grants.  Expense of $3,024,177 associated with the accelerated vesting of the restricted stock was recorded in 2007.

Interest costs were $2,315,985 in the six months ended June 30, 2007 compared to $1,643,954 in the six months ended June 30, 2006.  This increase in interest cost is due to a prepayment penalty and the write-off of deferred financing costs associated with the refinancing of our term note and revolving credit facility with Bridge Finance and costs associated with the conversion of a portion of our debentures for a total of $1,391,538.  These amounts were partially offset by lower interest rates associated with the new working capital facility and master revolving note as well as reduced levels of debt.

On June 30, 2007 we sold certain assets of Health Industry Professionals, LLC back to the original sellers for $300,000 cash, the return of 128,367 shares of our common stock held by the original sellers, and their assumption of certain liabilities.  This transaction resulted in a gain on sale of discontinued operations of $126,446 for the six months ended June 30, 2007.  Operating income related to this business, in the amount of $180,697 for the six months ended June 30, 2007 and $132,730 for the six months ended June 30, 2006 has been reclassified to income from discontinued operations.

During the six months ended June 30, 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock.  The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm.  The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C preferred stock warrants on our balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603.  This exchange also resulted in the recognition of a deemed dividend of $45,554,618.  This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Convertible Preferred Stock and Warrants of $10,859,603.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred losses from operations and have reported negative cash flows.  As of June 30, 2007, we had an accumulated deficit of $130,332,499 and cash and cash equivalents of $285,931.  We have financed our operations primarily through private placements of equity and debt securities and through credit facilities, including our current facility with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation and a term loan with Comerica Bank.

During the six months ended June 30, 2007, we completed nine closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 7,083,327 shares at a price of $0.60 per share, with aggregate proceeds of $4,250,000.  Subsequent to June 2007 we completed one additional closing for 1,083,334 shares at a price of $0.60 per share, with aggregate proceeds of $650,000.  Our Board of Directors has authorized the sale of up to $5,500,000 in common stock in all closings of the private placement.  Pursuant to the terms of the Registration Rights Agreement, we have agreed to cause a resale registration statement covering the shares to be filed within 30 days of the final close which we currently project to be August 17, 2007.

On February 8, 2007, we entered into a $10 million working capital facility with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation.  Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from us on a recourse basis.  The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee.  To secure the payment and performance of our obligations to Systran under the agreements, we granted Systran a security interest in all of our assets.  We also agreed to indemnify Systran against any liabilities arising out of claims relating to the receivables purchased by Systran under the agreements.  The agreements have an initial term of 48 months, and we are obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term.

On January 19, 2007, we delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank.  Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC.  The Note has principal payments of $125,000 on March 31, 2007, $100,000 on June 30, 2007, September 30, 2007 and December 31, 2007 and has a final maturity date of January 31, 2008 and bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent (7.75% at June 30, 2007).  The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to us, declare any or all of the indebtedness evidenced by the Note immediately due and payable.  We are currently in compliance with all provisions of the agreement.

We are currently negotiating a $10 million working capital facility with Calliope Capital Corporation.  We anticipate the working capital facility will contain a revolving credit facility of up to $7,500,000 at an interest rate of prime plus 2% subject to a floor of 9% and a term note facility of $2,500,000 at an interest rate of prime plus 3% subject to a floor of 10%.  It is anticipated that there will be no amortization of the term note for the first nine months with monthly amortization of the note amount thereafter to fully amortize the note in the remaining 27 months.  Expected fees associated with this working capital facility will amount to $350,000.  We also expect to issue seven-year warrants to the lender to purchase up to 4,166,667 shares of the Company’s common stock at an exercise price of $0.60.  This facility will have three year term.  Proceeds from this facility will be used to payoff all outstanding amounts under the Systran working capital facility including a $300,000 early termination fee and for working capital purposes.

We do not expect to reach cash flow positive operations in 2007, and we expect to continue to generate losses from operations for the foreseeable future.  Based on current cash flow projections which contain revenue growth from current operations as well as new acquisitions and expected proceeds from a $2.5 million term loan, we anticipate needing to raise at least an additional $2,000,000 by June 30, 2008 (of which a significant amount will need to be raised by December 31, 2007) in order to satisfy our working capital needs.  If we are not able to raise these funds we may be unable to meet our payroll costs.  In addition, we will need to raise additional funds in the future in order to finance our future capital needs.  There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives.  Our challenging financial circumstances have made and will likely make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, we may not be able to operate our business, and we will be forced to scale back our acquisition activities and our operations.  Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired.  These conditions raise substantial doubt about our ability to continue as a going concern.

Management has taken a number of steps to address our financial performance and improve cash flow.  In the six months ended June 30, 2007, we raised an additional $4,250,000 in equity through nine closings of a private placement and refinanced the Loan, the Term Loan and the over-advances on the Loan.  Proceeds of the equity raised in 2007 were used for working capital purposes, debt reduction and costs related to debt refinancing.  Management is devoting constant attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.  However, there can be no assurance that these programs will be successful.  If unsuccessful, we could be unable to fund payroll costs and could ultimately fail.

Cash Flows

For the six months ended June 30, 2007, we used cash in operations of $2,708,960, compared to $2,776,589 for the six months ended June 30, 2006.  Although we ended June 30, 2007 with a significant working capital deficit of $3,893,267 we were able to secure additional funding during this period to finance our operations.

Net cash provided by investing activities was $260,145 for the six months ended June 30, 2007 and net cash used in investing activities was $88,608 for the six months ended June 30, 2006.  On June 30, 2007 we sold certain assets of Health Industry Professionals, LLC back to the original sellers for $300,000 cash, the return of 128,367 shares of our common stock held by the original sellers, and the assumption of certain liabilities.

During the six months ended June 30, 2007 and 2006, we financed our working capital requirements primarily through the sale of common stock, convertible debentures and through loans and credit facilities.  Net cash provided by financing activities was $2,536,678 for the six months ended June 30, 2007 and $2,541,802 for the six months ended June 30, 2006.  In 2007, we received $2,400,000 from a note payable to lender and $4,167,368 from the issuance of common stock in private placements.  These funds were used to fund operations and pay-off an over-advance of $2,425,000 and $906,867 of note payable to lenders.  In 2006, we received $2,000,000 in the private placement of 8% convertible debentures and short- and long-term warrants as well as $1,500,000 through the issuance of common stock in private placements.  These funds were used to repay $1,650,000 of note payable to lender and fund $2,776,589 cash used in operations.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT JUDGEMENT

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Areas that require significant judgments, estimates, and assumptions include the assignment of fair values upon acquisition of goodwill and other intangible assets, testing for impairment of long-lived assets and valuation of the stock used to consummate our acquisitions.  We use historical experience, qualified independent consultants and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare our financial statements at any given time.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities with Systran and Comerica Bank.  On June 30, 2007, we had borrowings of approximately $5.6 million under these facilities that were subject to variable rates, with a rate at June 30, 2007 of 13.0% and 7.75% respectively.  As of June 30, 2007, an adverse change of 10% in the interest rate of all such borrowings outstanding (for example, from 8.0% to 8.8%) would have caused us to incur an increase in interest expense of approximately $60,378 on an annual basis.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.  The following is a list of claims that are in settlement discussions or were settled in the six months ended June 30, 2007.  Any losses related to these anticipated settlements or actual settlements have been disclosed in the financial statements and recorded as of June 30, 2007.

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams, the former owners of TravMed, asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005.  Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business.  The Company sought an undisclosed amount of damages.  The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion.  The Company began negotiating a settlement in March 2007 and anticipates it will pay between $250,000 and $300,000 in cash in exchange for the defendants agreeing to pay certain payables on Crdentia’s behalf.  This liability is included in accounts payable and accrued expenses at June 30, 2007.

Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. v. William W. Crocker and William C. Crocker

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

William W. Crocker, an individual, v. Crdentia Corp., a Delaware Corporation, and Arizona Home Health Care/Private Duty, Inc., an Arizona Corporation

On February 23, 2006, William W. Crocker filed suit against Crdentia Corp. and Arizona Home Health Care/Private Duty, Inc. asserting claims for declaratory judgment, breach of contract, and conversion arising from a Receivable Allocation Agreement executed incident to an Agreement and Plan of Reorganization dated August 6, 2006.  Mr. Crocker sought damages in the principal sum of $251,150, which was comprised of $114,019 for collected accounts receivable and eighty percent (80%) of $171,414 of uncollected accounts receivable, plus attorneys’ fees.  The Company settled this case in April 2007.  The Company issued 312,500 shares of common stock (valued at $159,375 based on the trading value of stock on April 9, 2007) in exchange for Crdentia retaining the proceeds from the collection of certain receivables that it collected on behalf of Mr. Crocker.

Dawson James Securities, Inc. v. Crdentia Corp.

On March 22, 2006, Dawson James filed suit against Crdentia Corp. seeking fees in connection with raising investment capital for Crdentia.  Dawson James contended that under terms of a contract they were owed cash of $235,000 and 50,000 warrants to purchase Crdentia stock.  The Company settled this case in April 2007.  The Company agreed to issue 400,000 shares of common stock (valued at $160,000 based on the trading value of stock on April 13, 2007) in full payment of the obligation which is an amount that is less than what was previously accrued on the Company’s financial statements.

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

Our independent registered public accounting firm’s opinion on our 2006 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.  Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs.  We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business.  Based on current cash flow projections which contain revenue growth from current operations as well as new acquisitions and expected proceeds from a $2.5 million term loan, we anticipate needing to raise at least an additional $2,000,000 by June 30, 2008 (of which a significant amount will need to be raised by December 31, 2007) in order to continue to operate our business.  We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.  If we are not successful in raising capital in the short-term we could be unable to meet payroll costs.  Failure to raise additional capital when needed could cause us to cease our operations.

We have financed our operations since inception primarily through the private placement of equity and debt securities and loan facilities.  Although we will need to raise funds in the near future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors warrants or other valuable rights to purchase additional interest in our company, or be otherwise unfavorable to us.  Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding.  Our projected cash needs are based on management’s current assumptions regarding our business, including some degree of organic growth.  This growth may not materialize and our assumptions could prove to be inaccurate.  We have been inaccurate in projecting our cash needs in the past.  The issuance of additional securities could impose additional restrictions on how we operate and finance our business.  In addition, our current debt financing arrangements involve significant interest expense and restrictive covenants that limit our operations.

We have a history of losses, and we may not achieve or maintain profitability.

We have experienced operating and net losses in each fiscal quarter since our inception, and as of June 30, 2007, we had an accumulated deficit of $130.3 million.  We incurred a net loss of $4.5 million for the quarter ended June 30, 2007.  We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  Our management may not be able to accurately project or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future.  Consequently, as we expand our commercial operations, management may not be able to control costs and expenses adequately, and such operations may generate losses.  If our operating expenses exceed our expectations, our financial performance will be adversely affected.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Based on current cash flow projections which contain revenue growth from current operations as well as new acquisitions and expected proceeds from a $2.5 million term loan, we anticipate needing to raise additional capital in the future, including at least an additional $2,000,000 by June 30, 2008 (of which a significant amount will need to be raised by December 31, 2007) in order for us to continue to operate our business.  Since the beginning of 2007, we have raised $4.7 million through the sale of common stock at $0.60 per share in ten closings of a private placement.  Our board of directors has authorized the sale of an additional $.8 million in common stock in subsequent closings of the private placement.  In addition to raising money through subsequent closings of the private placement, we may raise additional capital through the public or private sale of common stock or securities convertible into or exercisable for our common stock.  Such sales could be consummated at a significant discount to the trading price of our stock.

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

We are dependent upon the personal efforts of our management team.  The loss of any of our officers or directors could have a material adverse effect upon our business and future prospects.  In particular, we depend on our Chief Executive Office, John Kaiser.  We do not presently have key-person life insurance upon the life of any of our officers or directors.  Additionally, as we continue our planned expansion of commercial operations, we will require the services of additional skilled personnel.  There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.

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

As of June 30, 2007, we had $12.4 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired.  At June 30, 2007, goodwill and other intangible assets represented 62% of our total assets.  An impairment charge of goodwill to earnings would have the effect of decreasing our earnings or increasing our losses, as the case may be.  If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected.  As a result of the loss of customer base in some operations, the closure or sale certain operations, our impairment analysis of goodwill required a charge for impairment of goodwill of $10.0 million in 2006 and $3.1 million in 2007.  We also lost certain customer relationships that were obtained with the TravMed acquisition which necessitated a write-down of $123,000 in 2006 related to intangibles assigned to these customer relationships.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit No.	Description

3.1(2)	Restated Certificate of Incorporation.

3.2(2)	Restated Bylaws.

3.3(1)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.5(3)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.6(3)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.7(4)	Certificate of Amendment to Restated Certificate of Incorporation.

10.79(5)	Securities Purchase Agreement, dated January 25, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.

10.80(5)	Registration Rights Agreement, dated January 25, 2007, by and among Crdentia Corp and the investors identified on the signature pages thereto.

10.92(6)	Settlement Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007.

10.93(6)	Registration Rights Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007.

10.94(7)	Settlement Agreement by and between Crdentia Corp. and Dawson James Securities, Inc., dated April 13, 2007.

10.95(8)	Registration Rights Agreement dated April 13, 2007 by and between Crdentia Corp. and Dawson James Securities, Inc.

10.97(9)	Services Agreement by and between Crdentia Corp. and AudioStocks, Inc., dated as of June 25, 2007.

10.98(9)	Warrant to Purchase Common Stock of Crdentia Corp. as issued to AudioStocks, Inc., dated as of June 25, 2007.

10.100(10)	Asset Purchase Agreement by and between Crdentia Corp., Matthew J. Cahillane and C. Michael Emery, dated as of June 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)                                  Previously filed with a Current Report on Form 8-K dated April 4, 2007 and incorporated herein by reference.

(7)                                  Previously filed with a Current Report on Form 8-K dated April 12, 2007 and incorporated herein by reference.

(8)                                  Previously filed on Form 10-Q with the Securities and Exchange Commission on May 15, 2007 and incorporated herein by reference.

(9)                                  Previously filed with a Current Report on Form 8-K dated June 25, 2007 and incorporated herein by reference.

(10)                            Previously filed with a Current Report on Form 8-K dated June 30, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.

Dated: August 14, 2007	By:	/s/ John Kaiser
John Kaiser
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ James J. TerBeest
James J. TerBeest
Chief Financial Officer
(Principal Financial and Accounting
Officer)