Form 10-Q
period 2007-09-30
CRDENTIA CORP
filed 2007-11-14
CIK 1073857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes    ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At November 12, 2007, 47,769,150 shares of common stock, $.0001 par value, were outstanding.

CRDENTIA CORP.

Form 10-Q Quarterly Report

For Quarterly Period Ended September 30, 2007

PART I –FINANCIAL INFORMATION

Item 1.                    Financial Statements

Crdentia Corp.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$3,450	$198,068
Accounts receivable, net of allowance for doubtful accounts of $150,000 at September 30, 2007 and $450,000 at December 31, 2006	4,372,585	5,776,473

Other current assets	2,096,352	700,524
Total current assets	6,472,387	6,675,065

Property and equipment, net	343,090	469,396
Goodwill	11,432,917	14,532,917
Intangible assets, net	812,637	1,581,954
Other assets	260,035	628,764

Total assets	$19,321,066	$23,888,096

Current liabilities:
Revolving lines of credit	$3,137,814	$6,412,029
Accounts payable and accrued expenses	2,804,599	3,807,253
Due to iVOW	—	791,943
Accrued employee compensation and benefits	815,477	896,260
Current portion of notes payable including amounts due to significant
shareholder of $935,425 at September 30, 2007 and $1,234,078 at December 31, 2006	1,410,000	1,234,078
Notes payable to lender, net of discount of $80,150 at December 31, 2006	2,175,000	701,717
Debentures, net of discount of $1,109,313 at December 31, 2006	—	554,687
Other current liabilities	636,196	345,643
Total current liabilities	10,979,086	14,743,610

Debentures, net of discount of $318,750 at September 30, 2007	446,250	—
Long term bonus payable	969,659	903,455
Other long-term liabilities	—	757,954

Total liabilities	12,394,995	16,405,019

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.0001, 150,000,000 shares authorized; 30,023,275 shares issued and outstanding at September 30, 2007 and 14,538,313 shares issued and 14,430,672 shares outstanding at December 31, 2006	3,002	1,454
Additional paid-in capital	139,112,319	126,768,011
Treasury stock, no shares at September 30, 2007 and 107,641 shares at cost at December 31, 2006	—	—
Accumulated deficit	(132,189,250)	(119,286,388)
Total stockholders’ equity	6,926,071	7,483,077

Total liabilities and stockholders’ equity	$19,321,066	$23,888,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue from services	$7,329,161	$9,139,047	$22,666,012	$27,212,527
Direct operating expenses	5,758,239	7,269,173	17,931,381	21,664,185
Gross profit	1,570,922	1,869,874	4,734,631	5,548,342

Operating expenses:
Selling, general, and administrative expenses	2,864,197	3,099,303	8,524,901	8,504,760
Loss on impairment of intangibles	—	—	3,100,000	123,000
Gain from settlement of claims	(20,498)	—	(643,525)	(1,064,693)
Gain from extinguishment of debt	—	—	—	(3,215,490)
Non-cash stock based compensation	256,859	505,586	4,320,159	1,335,215
Total operating expenses	3,100,558	3,604,889	15,301,535	5,682,792

Loss from continuing operations before interest and taxes	(1,529,636)	(1,735,015)	(10,566,904)	(134,450)

Interest expense, net	(327,116)	(866,204)	(2,643,100)	(2,510,158)
Loss from continuing operations before income taxes	(1,856,752)	(2,601,219)	(13,210,004)	(2,644,608)

Income tax expense	—	—	—	—
Loss from continuing operations	(1,856,752)	(2,601,219)	(13,210,004)	(2,644,608)

Income from discontinued operations	—	78,721	180,697	211,451
Gain from sale of discontinued operations	—	—	126,446	—

Net loss	$(1,856,752)	$(2,522,498)	$(12,902,861)	$(2,433,157)

Deemed dividend on preferred stock	—	—	—	(45,554,618)

Net loss attributable to common stockholders	$(1,856,752)	$(2,522,498)	$(12,902,861)	$(47,987,775)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.07)	$(0.19)	$(0.57)	$(4.70)
Income from discontinued operations	—	0.01	0.01	0.02

Basic and diluted loss per common share attributable to common stockholders	$(0.07)	$(0.18)	$(0.56)	$(4.68)

Weighted average number of common shares outstanding	27,123,194	13,899,960	22,918,352	10,250,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006

Operating activities:
Net loss	$(12,902,861)	$(2,433,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,274,981	1,583,799
Depreciation and amortization	720,069	764,641
Loss (gain) on disposal of fixed assets	5,557	(500)
Loss on impairment of intangibles	3,100,000	123,000
Gain on disposal of operations	(126,446)	—
Gain on settlement of acquisition claim	(643,525)	(1,064,693)
Gain on extinguishment of debt	—	(3,215,490)
Bad debt expense	177,804	—
Non-cash stock based compensation	4,320,159	1,335,215
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,226,085	(1,046,664)
Other current assets and liabilities	210,314	(425,133)
Accounts payable and accrued expenses	(1,008,925)	862,116
Accrued employee compensation and benefits	(80,783)	221,050
Long-term bonus payable	66,204	75,815
Net cash used in operating activities:	(3,661,367)	(3,220,001)

Investing activities:
Purchases of property and equipment	(57,233)	(167,503)
Net cash received through acquisition of subsidiaries	—	370,864
Proceeds from sale of operations	300,000	—
Net cash used in investing activities	242,767	203,361

Financing activities:
Proceeds from issuance of common stock, net of costs	4,790,471	—
Advance of proceeds from common stock offering	470,000	—
Proceeds from issuance of preferred stock, net of costs	—	1,500,000
Net increase (decrease) in revolving lines of credit	(3,274,214)	1,121,731
Proceeds from notes payable to lender	2,400,000	—
Proceeds from debentures	—	2,000,000
Repayment of subordinated convertible notes	—	(12,500)
Repayment of note payable to lender	(1,006,867)	(1,778,438)
Debt issuance costs	(155,408)	(49,502)
Net cash provided by financing activities	3,223,982	2,781,291

Net increase (decrease) in cash and cash equivalents	(194,618)	(235,349)
Cash and cash equivalents at beginning of period	198,068	434,921
Cash and cash equivalents at end of period	$3,450	$199,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

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

Basis of Presentation

The accompanying unaudited financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the expected operating results for the full year.

Certain reclassifications have been made to conform prior year data to the current year presentation.

Going Concern

The Company generated a net loss of $12,902,861 and used cash in operations of $3,661,367 during the nine months ended September 30, 2007. Additionally, although the Company ended September 30, 2007 with a significant working capital deficit of $4,506,699, it was able to secure additional funding during the nine months ended September 30, 2007 to finance its operations as it continued to attempt to execute its business plan and to acquire and grow companies involved in healthcare staffing. The Company will need to raise additional funds during the next twelve months to satisfy debt service requirements of approximately $2.5 million due in January 2008 and working capital needs of between $500,000 and $1,000,000 over the next twelve months. There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives. The Company’s challenging financial circumstances may make the terms, conditions and cost of any available capital unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations. This would result in an overall slowdown of the Company’s development. The Company’s short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address the Company’s financial performance and to improve cash flow. Management has refinanced a majority of the Company’s debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain expense savings which have provided the Company with access to additional working capital. The Company’s new Chief Executive Officer has strong operations experience and will devote constant attention toward expense reduction and achieving growth both organically and through acquisitions so that the Company can spread its corporate overhead over a larger base of business and achieve economies of scale. Subsequent to September 30, 2007 the Company has acquired two profitable companies and has raised $5.7 million of additional equity. Of the amount raised, $1.6 million is to be used for working capital purposes and $4.1 million is to be used for the October 2007 acquisitions.

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each quarter divided by the weighted average number of shares of common stock outstanding for each quarter (excluding restricted common stock issued to certain directors, officers and consultants in 2005 and 2007). Diluted earnings per common share includes both the weighted average number of common shares and any dilutive common share equivalents such as convertible securities, options or warrants in the calculation. As the Company recorded net losses for the three and nine months ended September 30, 2007 and 2006, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding. Common share equivalents that were excluded in the three and nine months ended September 30, 2007 calculations were 7,185,026 and 5,611,234, respectively, and in the calculations for the three and nine months ended September 30, 2006 1,847,445 and 1,890,778 were excluded, respectively.

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

Note 2    Acquisitions

Staff Search Ltd.

On April 18, 2006 the Company acquired the assets of Staff Search Ltd. for $2,386,174, including acquisition costs. The Company issued a promissory note in the principal amount of $1,410,000 and issued 229,128 shares of its common stock valued at $976,174 (determined by the average of $4.26 per share which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the acquisition date). Subsequently, the promissory note was purchased from the seller by the Company’s significant stockholder. During 2006 and 2007, the significant stockholders distributed $474,575 of the promissory note to unrelated parties to settle certain obligations of the significant stockholders. The promissory note accrues interest at a rate equal to 8.00% per annum. The principal amount of the note owed at September 30, 2007 ($543,701 owed to MedCap Partners, L.P. and $391,724 owed to MedCap Master Fund L.P.), plus all accrued interest ($112,251 at September 30, 2007), is payable upon demand. The principal amount of the note owed to unrelated parties at September 30, 2007 ($474,575), plus all accrued interest, is payable upon demand after January 1, 2008. The note includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts due under the notes shall become immediately payable. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

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

Nine Months
Ended
September 30, 2006

Revenue from services	$30,263,712
Loss from operations	(2,431,245)
Net loss attributable to common stockholders	(47,796,412)
Basic and diluted net loss per common share attributable to common stockholders	$(4.62)

Weighted-average shares of common stock outstanding	10,343,268

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$—	$1,159,989	$1,685,643	$3,384,012
Direct operation expenses	—	934,477	1,316,901	2,739,479
Gross profit	—	225,512	368,742	644,533

Selling, general, and administrative expenses	—	146,791	188,045	433,082

Income from discontinued operations	$—	$78,721	$180,697	$211,451

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

At June 30, 2007, with the disposal of the Detroit operations, the Company determined that goodwill should be measured for a potential impairment. The Company utilized information from its December 31, 2006 analysis to complete the first step of the analysis under the requirements of the standard. The Company used an outside valuation firm to assist in the development of the primary assumptions at December 31, 2006, such as projected cash flows and capitalization rates and performed the valuation of the reporting unit. The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values. Based on the reduction of the projected future cash flow primarily because of the disposal of the Detroit operations, the Company recorded a $3,100,000 impairment charge in the quarter ended June 30, 2007. The impairment charge was not included in the income from discontinued operations as the Company’s operations are considered to be one reporting unit.

Note 5    iVOW, Inc.

On September 20, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with iVOW, Inc. (“iVOW”), a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis. In connection with Crdentia’s entry into the Merger Agreement, the Company also entered into an Interim Management Agreement (“IMA”), pursuant to which the Company had the sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW’s cash and working capital to defray Crdentia’s expenses and the expenses of iVOW, prior to the closing of the merger. Pursuant to the original Merger Agreement, the termination date of the Merger Agreement and IMA was December 31, 2006. Crdentia and iVOW executed an amendment to the Merger Agreement on December 29, 2006, which extended the termination date for the Merger Agreement and IMA to March 31, 2007. In April 2007, the Company negotiated a Settlement Agreement with iVOW pursuant to which Crdentia and iVOW agreed to terminate the Merger Agreement and release the other party from any and all claims arising under the Merger Agreement and related agreements, including the IMA. The settlement agreement required the Company to issue iVOW 1,500,000 shares of the Company’s common stock with a fair value of $660,000 in April 2007 which approximated the net amount of cash iVOW advanced to the Company. All negotiations with respect to a possible merger between Crdentia and iVOW have been terminated.

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

Note 7    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006

Accounts payable	$1,553,087	$1,968,731
Accrued fee for placement agent	—	864,589
Other accrued expenses	1,251,512	973,933

	$2,804,599	$3,807,253

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

On February 8, 2007, the Second Amended and Restated Loan and Security Agreement - Revolving Loans, dated May 16, 2005, as amended by and among Crdentia, its Subsidiaries and Bridge Healthcare Finance, LLC, and the Amended and Restated Loan and Security Agreement - Term Loan, dated May 16, 2005, as amended, by and among Crdentia, its Subsidiaries and Bridge Opportunity Finance, LLC, were terminated, along with all related loan documents (including, without limitation, promissory notes and pledge agreements). In connection with this termination, Crdentia and its subsidiaries paid to Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC all principal outstanding under the Bridge Loan Agreements (approximately $3.9 million), all accrued and unpaid interest under the Bridge Loan Agreements (approximately $14,000) and certain fees (including a Make-Whole Fee of $490,000). During the first quarter of 2007, the Company also wrote-off $84,012 of deferred financing fees and $60,150 of debt discount associated with warrants issued to Bridge Healthcare Finance. Crdentia and its Subsidiaries released Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC from any claims relating to any matter, including the Bridge Loan Agreements.

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

The Term Loan required that the Company issue warrants to purchase shares of common stock to the lender up to 12% of the Company’s overall capitalization on the date of borrowing. On August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility. As a result, the Term Loan was recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance. The discount was amortized to interest expense over the life of the Term Loan. During the first quarter of 2006, the Company used proceeds from a private offering as discussed in Note 13 to repay $1,350,000 of the Term Loan. As a result of this repayment, the Company recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment. During the second quarter of 2006, Bridge Healthcare demanded further repayments of the Term Loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan was paid in full. The Term Loan was paid off in full in early 2007 as discussed in Note 8.

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

Note 10  Working Capital Facility

On February 8, 2007, the Company entered into a $10 million working capital facility with Systran Financial Services Corporation (“Systran”), a subsidiary of Textron Financial Corporation. Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from the Company on a recourse basis. The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee. To secure the payment and performance of Crdentia’s obligations to Systran under the agreements, Crdentia granted Systran a security interest in all of its assets. Crdentia also agreed to indemnify Systran against any liabilities arising out of claims relating to the receivables purchased by Systran under the agreements. The agreements have an initial term of 48 months, and Crdentia is obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term. Proceeds from this facility were used to refinance the Loan and Term Loan with Bridge Healthcare Finance, LLC as discussed in Notes 8 and 9. The balance due under this facility at September 30, 2007 was $3,137,814 which represented the total amount available under the facility on that date. At September 30, 2007, the fees and discounts equate to an annual percentage of approximately 12.5%.

The agreements include events of default (with grace periods, as applicable) and provide that, upon the occurrence of certain events of default, Systran may immediately collect any obligation owing to Systran under the agreements. The Company is currently in compliance with all provisions of the agreements.

Note 11  Master Revolving Note

On January 19, 2007, Crdentia delivered a Master Revolving Note (the “Note”) in the amount of $2.4 million to Comerica Bank. Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC. The Note requires principal payments of $125,000 on March 31, 2007, $100,000 on June 30, 2007, September 30, 2007 and December 31, 2007 and has a final maturity date of January 31, 2008. The Note bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent (7.25% at September 30, 2007). The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable. The Company is currently in compliance with all provisions of the agreement. The balance due under this facility at September 30, 2007 was $2,175,000.

As security for Crdentia’s prompt and complete payment of its obligations under the Note, (i) James D. Durham, Crdentia’s former Chairman and Chief Executive Officer, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $600,000 certificate of deposit with Comerica, (ii) MedCap Partners LP (“MedCap”) pledged and granted to Comerica a security interest in all of its right, title and interest in and to a $250,000 certificate of deposit with Comerica, and (iii) C. Fred Toney, Crdentia’s Chairman of the Board of Directors and the managing member of MedCap Management and Research LLC, the general partner of MedCap, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $1,125,000 certificate of deposit with Comerica. In addition, MedCap delivered a Guaranty to Comerica pursuant to which it agreed to unconditionally and absolutely guarantee to Comerica payment when due of all existing and future indebtedness of Crdentia to Comerica up to a maximum of $400,000. Pursuant to terms of the Severance Agreement with Mr. Durham, the Company exercised its option to utilize Mr. Durham’s $600,000 certificate of deposit with Comerica as security for the Note through March 1, 2008 and paid Mr. Durham $100,000.

Note 12  Notes Payable

As discussed in Note 2, the Company has demand notes totaling $543,701 at September 30, 2007 due to MedCap Partners L.P. and $391,724 at September 30, 2007 due to MedCap Master Fund L.P. Related party interest expense of $56,126 has been included in interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2007. The remaining principal amount totaling $474,575 at September 30, 2007 is due to unrelated parties.

Note 13  Subordinated Debentures

In January 2006, the Company completed a private placement totaling $4 million. The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures. The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at the Company’s option. At September 30, 2007, $765,000 of debentures before discount were outstanding.

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

Terms of an agreement with the placement agent representing the Company required placement fees upon a private placement of at least $5 million. Although the minimum was not achieved, fees were accrued and warrants recorded based on the lower amount of funding. Fees of $589,722 were recorded as deferred financing costs associated with the debentures and fees of $294,867 were recorded as an offset to proceeds from the equity portion of the funding. The $589,722 was being amortized over the three year term of the debentures. A portion of the placement fees were warrants to purchase 50,000 shares of common stock at $6.00 per share. The warrants had a five year life and were valued at $629,589 ($419,722 recorded as deferred financing costs and $209,867 recorded as an offset to proceeds from the equity offering). Since the placement agent was not successful in raising the minimum $5.0 million, there was an on-going dispute concerning the amount of fees owed. As discussed in Note 17, in April 2007 the Company settled the liability with the placement agent for 400,000 shares of the Company’s common stock valued at $160,000 based on the closing price of the Company’s common stock on the date of settlement which resulted in a gain on settlement of litigation of $356,144. The Company also reduced costs originally charged to equity by $223,987 and reduced unamortized deferred financing fees by $124,458 because of the reduction in actual costs of the transaction based on this settlement.

During 2006, holders of the debentures converted $336,000 of the debentures into 56,000 shares of the Company’s common stock. In March 2007, three of the five remaining debenture holders exchanged $899,000 of their debentures for 1,498,333 shares of the Company’s common stock. The Company issued 44,311 shares of its common stock as payment of $14,948 of accrued interest due to the debenture holders through the date of the exchange. The Company recognized expense in the amount of $161,654 relating to the deferred financing fees associated with the converted debentures and expense in the amount of $595,720 related to the proportionate share of the unamortized discount on the converted debentures. During the second quarter of 2007, the Company issued 85,000 shares of its common stock as payment of $30,600 of accrued interest due to the debenture holders. Under terms of the debenture agreements, at September 30, 2007 all debenture holders may exchange their debentures for shares of the Company’s common stock at $.60 per share, the price at which the Company sold its stock in the private placement offering mentioned in Note 14. At December 31, 2006, due to cross default provisions in the debenture agreement and the violation of covenants with the Bridge Revolving Line of Credit and Term Loan (as discussed in Notes 8 and 9), the Company classified the debentures as a current liability. At September 30, 2007, with the refinancing of all Bridge facilities with the Working Capital Facility from Systran and the Master Revolving Note from Comerica (as discussed in Notes 10 and 11) and the Company’s compliance with all provisions of these agreements, Bridge covenant violations were no longer relevant and the Company has classified the debentures as a long-term liability.

Note 14  Common Stock and Stock Options

During the nine months ended September 30, 2007, the Company completed eleven closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 8,166,660 shares of common stock at a price of $0.60 per share, with aggregate gross proceeds of $4,900,000. The Board of Directors of the Company had authorized the sale of up to $5,500,000 in common stock in all closings of the private placement. Pursuant to the terms of the Registration Rights Agreement, the Company filed a resale registration statement covering the shares on August 31, 2007.

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

In June 2007, the Company entered into a services agreement with AudioStocks, Inc. whereby AudioStocks will provide investment services, web based shareholder communications and public relations services for the Company in exchange for (i) $80,000 (ii) 1,247,500 restricted shares of the Company’s common stock of which 975,000 were issued in June 2007 and 272,500 were issued in August 2007 and (iii) a common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at a purchase price of $0.60 per share. The term of the services agreement runs through June 24, 2008. The value of the consideration for the services agreement totaling $1,213,262, includes $636,225 for the 1,247,500 restricted shares (based on the closing price of the Company’s common stock on the effective date of the agreement), $497,037 for the common stock purchase warrant (based on fair value using the Black-Scholes option pricing model) and the $80,000 of cash was recorded as a prepaid asset and is being amortized over the term of the services agreement (1 year).

During the quarter ended March 31, 2007, the Company cancelled 107,641 shares of treasury stock which are now available for reissuance.

Employee Stock Options and Restricted Stock Grants

During the nine months ended September 30, 2007, the Board of Directors granted options to purchase 1,646,531 shares of the Company’s Common Stock to employees and Directors and 2,400,000 shares of restricted stock to three Directors which were valued using the trading price on the grant date. The exercise price for these options ranged from $0.42 to $0.60. There were no stock options exercised in the nine months ended September 30, 2007.

See Note 15 for a discussion of the Stock Options and Restricted Stock Grants associated with the severance agreement with the Company’s former Chairman of the Board and Chief Executive Officer as well as a Restricted Stock Grant awarded to the Company’s new Director and Chief Executive Officer.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the nine months ended September 30, 2007.

Nine Months Ended
September 30, 2007

Risk-free interest rate	4.60% - 5.25%
Expected lives	4 years
Dividend Yield	0.00%
Expected volatility	197% - 204%

Stock option activity is summarized as follows:

Nine Months Ended
September 30, 2007

Outstanding, January 1	809,894
Granted	1,646,531
Exercised	—
Forfeited	(216,978)
Outstanding, September 30	2,239,447
Exercisable at September 30	1,570,886
Non-vested, September 30	668,561
Average exercise price per share:
Outstanding, January 1	$6.99
Granted	$0.55
Exercised	—
Forfeited	$5.07
Outstanding, September 30	$2.44
Exercisable	$2.67
Non-vested, January 1	$4.81
Non-vested, September 30	$1.90

Weighted-average remaining term of outstanding options	8.69 years
Weighted-average remaining term of exercisable options	8.53 years

Weighted-average grant date fair value	$0.44
Total estimated future expense related to unvested options	$500,285
Weighted-average vesting period of unvested options	3.06 years
Weighted-average remaining term of unvested options	9.06 years

Note 15  Retirement of Chairman of the Board of Directors and Chief Executive Officer

On March 6, 2007, James D. Durham, the Company’s Chief Executive Officer, announced his retirement, and the Company accepted his resignation and retirement, effective March 1, 2007. Mr. Durham also stepped down as Chairman of the Board and as a member of the Company’s Board of Directors, effective March 1, 2007. Mr. Durham served as a consultant to the Company through October 2007. In connection with Mr. Durham’s resignation, Mr. Durham and the Company executed a Severance Agreement and Mutual Release of Claims, effective March 14, 2007. The Severance Agreement provides for, among other things: (a) payment of an additional $60,161 within three days of the effective date of the Severance Agreement; (b) payment of $31,667 per month during the eight month consulting period; (c) payment of a lump sum severance amount of $250,000 within seven business days of November 1, 2007; (d) an additional grant of an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share; (e) continuation of health insurance coverage for a 24 month period following the effective date; and (f) vesting in the restricted stock awards granted to Mr. Durham on March 24, 2006 and May 31, 2005 will continue during the period Mr. Durham provides consulting services and shall cease as of October 31, 2007. At September 30, 2007 the Company has accrued liabilities of $281,667 related to the future cash payments associated with the Severance Agreement and has recorded compensation expense of $1,715,177 associated with the option and vesting of the restricted stock.

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

The Severance Agreement did not affect the two cash bonuses in the amount of $540,000 each that were granted to Mr. Durham in 2003 and are due on December 31, 2008 and January 4, 2009. The carrying amount of this liability is $969,659 at September 30, 2007.

The Board of Directors of the Company elected C. Fred Toney, an existing director, as Chairman of the Board of Directors effective March 1, 2007, replacing Mr. Durham and the Board of Directors appointed John Kaiser to be the Chief Executive Officer effective March 26, 2007. The Company entered into an Executive Employment Agreement with John Kaiser pursuant to which the Company has issued Mr. Kaiser 2,000,000 shares of restricted common stock valued at $900,000 which will be recorded as compensation expense over the vesting period. Twenty-five percent (25%) of the shares will vest after twelve months and one-thirty-sixth (1/36th) of the remaining unvested shares shall vest at the end of the 13th month and each month thereafter, such that the shares will be one hundred percent (100%) vested after 48 months of continuous services. In the event of a Corporate Transaction, all outstanding shares shall automatically become fully vested and be released from any repurchase or forfeiture rights on the six (6) month anniversary of the effective date of such Corporate Transaction (the “Transition Period”), subject to Mr. Kaiser remaining in Continuous Service with the Company or its successor for the purpose of providing acquisition and transition support to the Company or its successor throughout the Transition Period; provided, however, that if the Company or its successor terminates Mr. Kaiser’s Continuous Service without Cause prior to the end of the Transition Period, all outstanding shares shall become fully vested and be released from any repurchase or forfeiture rights on such termination date.

Note 16  Supplemental Disclosure to the Statements of Cash Flows

	Nine Months ended
	September 30,
	2007	2006

Supplemental cash flow disclosures:
Cash paid for interest	$1,287,827	$935,005
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Conversion of debentures into common stock	899,000	260,000
Debenture interest paid in common stock	45,548	69,600
Common stock issued in connection with an acquisition	—	976,084
Notes payable issued in connection with an acquisition	—	1,410,000
Common stock issued in exchange for Series C preferred stock, Series B-1 warrants and Series C warrants	—	10,859,603
Common stock issued as payment of preferred stock dividends	—	800,748
Costs associated with registration statement	—	100,037
Value of debentures allocated to attached common stock warrants and beneficial conversion features	—	2,000,000
Prepaid consulting fees paid with issuance of restricted stock and warrants	1,133,262	—
Common stock received as consideration for sale of Detroit operation	64,184	—
Common stock issued for payment of iVOW liability	660,000	—
Common stock issued for litigation settlements	537,112	—
Fair value of warrants accrued as placement fee related to debentures	—	419,722

Note 17  Litigation

The following is a list of claims that were settled during the nine months ended September 30, 2007:

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams, the former owners of TravMed, asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005. Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business. The Company sought an undisclosed amount of damages. The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion. The Company settled this action in September 2007. Pursuant to the terms of the Settlement Agreement, Travmed agreed: (i) to release all claims, known or unknown, related to or arising out of the Litigation, (ii) to indemnify the Company from and against all matters or obligations related to certain creditors expressly identified in the Settlement Agreement and (iii) that the Company shall not have any responsibility to indemnify or defend Travmed from any claims, demands or causes of action arising from any acts or omissions occurring, in whole or in part, during the time period from March 28, 2005 to May 8, 2006. Also, pursuant to the terms of the Settlement Agreement, the Company paid Robert Litton and Steve Williams the sum of $275,000 during the quarter ended September 30, 2007.

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

Note 18  Subsequent Events

Private Placement

On October 26, 2007, the Company entered into and completed an initial closing on a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the private placement of 15,666,667 shares of common stock at a price of $0.30 per share and warrants to purchase up to 7,833,333 shares of common stock (the “Warrants”), for aggregate proceeds of $4,700,000. On November 13, 2007, the Company entered and completed a second closing of the Purchase Agreement with certain investors for the private placement of 3,500,000 shares of common stock at a price of $0.30 per share and Warrants to purchase up to 1,750,000 shares of common stock for aggregate proceeds of $1,050,000. The Warrants are immediately exercisable, have an exercise price of $0.35 per shares and have a five (5) year term. The shares have been and will be issued in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. The Company has also entered into a Registration Rights Agreement with the investors, pursuant to which the Company has agreed to cause a resale registration statement covering the shares sold pursuant to the Purchase Agreement and the shares issuable upon exercise of the Warrants to be filed within 30 days after the initial closing date.

C. Fred Toney, the Chairman of the Company’s board of directors, individually and through affiliated entities invested $1,850,000 in the Purchase Agreement for 6,166,667 shares of common stock and warrants to purchase 3,083,333 shares of common stock. Mr. Toney abstained from the Board of Directors’ vote in favor of the private placement. The affiliated entities advanced $470,000 of funds during September 2007. These advances are reflected in accounts payable and accrued liabilities on the accompanying balance sheet at September 30, 2007 pending closing of the private placement and issuance of shares.

On October 26, 2007, Crdentia issued a common stock warrant to FatBoy Capital, LP to purchase 1,000,000 shares of common stock of Crdentia with an exercise price of $.45 per share. The warrant was issued as consideration for investment advisory services provided to Crdentia by FatBoy. The warrant is immediately exercisable and has a 5 year term.

On October 29, 2007, Crdentia purchased all of the outstanding equity interests in ATS Universal, LLC , a healthcare staffing firm providing services in Florida, North Carolina and Georgia, in exchange for $3.3 million in cash and 2.1 million shares of Crdentia’s common stock valued at $700,000.

On October 30, 2007, Crdentia announced that it had signed a definitive asset purchase agreement to purchase specified assets and liabilities of Medical People Healthcare Services, Inc., a healthcare staffing firm providing services in Alabama, for $750,000 cash and a promissory note in the amount of $500,000.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the  Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”  and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Overview

We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, locum tenens (physician staffing), allied services and private duty home care. Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments. Our contractual clinical services group provides staffing for healthcare clinics, organizations and facilities. Under our locum tenens program, physicians contract with us to perform medical services for healthcare organizations for a specified length of time. Our allied services primarily consist of diagnostic imaging, respiratory, laboratory, therapies and administrative modalities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home. We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

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

•                  We are managing the amounts billed to healthcare facilities in relation to the payroll cost of our nurses in an effort to improve gross margins.

•                  We are managing selling, general and administrative costs at our field office locations with a goal of limiting these expenses to no more than 10% of the revenue at each location.

•                  We are expanding our locum tenens business, our allied services and our home health business in an effort to improve gross margins through a better mix of the services provided.

•                  We are devoting attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.

•                  We are seeking to raise capital to provide for working capital needs and to continue to pursue acquisitions.

During the nine months ended September 30, 2007, we recorded several transactions which are of a non-recurring nature, including the following:

•                  Future cash severance costs associated with our former Chief Executive Officer in the amount of $503,333 recorded as selling, general and administrative costs.

•                  Stock compensation costs associated with our former Chief Executive Officer’s severance and the accelerated vesting of restricted stock in the amount of $3,024,177.

•                  Prepayment penalty and the write-off of deferred financing costs associated with refinancing our term note and revolving credit facility and costs associated with the exchange for common stock of a portion of our debentures for a total of $1,391,538 recorded as interest costs.

•                  Gain on settlement of litigation in the amount of $643,525.

•                  Gain on sale of discontinued operations of $126,446 which was more than offset by impairment write-off of goodwill of $3,100,000.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue from services	$7,329,161	$9,139,047	$22,666,012	$27,212,527
Direct operating expenses	5,758,239	7,269,173	17,931,381	21,664,185
Gross profit	1,570,922	1,869,874	4,734,631	5,548,342

Operating expenses:
Selling, general, and administrative expenses	2,864,197	3,099,303	8,524,901	8,504,760
Loss on impairment of intangibles	—	—	3,100,000	123,000
Gain from settlement of claims	(20,498)	—	(643,525)	(1,064,693)
Gain from extinguishment of debt	—	—	—	(3,215,490)
Non-cash stock based compensation	256,859	505,586	4,320,159	1,335,215
Total operating expenses	3,100,558	3,604,889	15,301,535	5,682,792

Loss from continuing operations before interest and taxes	(1,529,636)	(1,735,015)	(10,566,904)	(134,450)

Interest expense, net	(327,116)	(866,204)	(2,643,100)	(2,510,158)
Loss from continuing operations before income taxes	(1,856,752)	(2,601,219)	(13,210,004)	(2,644,608)

Income tax expense	—	—	—	—
Loss from continuing operations	(1,856,752)	(2,601,219)	(13,210,004)	(2,644,608)

Income from discontinued operations	—	78,721	180,697	211,451
Gain from sale of discontinued operations	—	—	126,446	—

Net loss	$(1,856,752)	$(2,522,498)	$(12,902,861)	$(2,433,157)

Deemed dividend on preferred stock	—	—	—	(45,554,618)

Net loss attributable to common stockholders	$(1,856,752)	$(2,522,498)	$(12,902,861)	$(47,987,775)

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues from continuing operations in the three months ended September 30, 2007 were $7,329,161 compared to revenues of $9,139,047 in the three months ended September 30, 2006. Revenues have decreased in 2007 compared to 2006 due principally to decreases in revenue related to closing portions of our operations in California, the loss of customers related to litigation surrounding the TravMed acquisition and a decrease in revenues from several of our Texas hub locations due to turnover of key employees at such facilities. These decreases were partially offset by increases in our locum tenens division. In 2007 approximately 11.1% (23.5% in 2006) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 72.5% of our revenue in 2007 (58.8% in 2006). The remaining amount of our revenue in 2007 came from providing staffing to healthcare facilities, private duty homecare, locum tenens contracts and allied services. In 2006 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare. During 2007 and 2006, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the three months ended September 30, 2007 was $1,570,922 or 21.4% of revenues compared to $1,869,874 or 20.5% of revenues in the three months ended September 30, 2006. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage. We were able to effectively manage our insurance costs which resulted in an increase in our gross profit as a percentage of revenue during 2007.

Our selling, general and administrative costs were $2,864,197 or 39.1% of revenues in the three months ended September 30, 2007 compared to $3,099,303 or 33.9% of revenues in the three months ended September 30, 2006. Selling, general and administrative expenses are comprised primarily of certain personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses. The increase in selling, general and administrative costs as a percentage of revenue is attributable to increased legal costs associated with settlements, costs associated with a services agreement with Audiostocks, Inc. which provides investment services to us for a 12 month period as well as the fixed nature of some of the corporate overhead costs which did not decline with the decline in revenue.

During the three months ended September 30, 2007 we entered into a Settlement Agreement with TravMed pursuant to which we agreed to pay Robert Litton and Steve Williams the sum of $275,000. This settlement resulted in a gain of $20,498 since the liability recorded previously for this claim was more than the final settlement amount.

Non-cash stock based compensation costs were $256,859 in the three months ended September 30, 2007 compared to $505,586 in the three months ended September 30, 2006. The decrease is primarily due to the stock based compensation  awarded to our former Chief Executive Officer being expensed in the first quarter in conjunction with the severance agreement.

Interest costs were $327,116 in the three months ended September 30, 2007 compared to $866,204 in the three months ended September 30, 2006. This decrease in interest expense is the result of lower interest rates associated with the new working capital facility and master revolving note as well as reduced levels of debt.

On June 30, 2007 we sold certain assets of Health Industry Professionals, LLC back to the original sellers for $300,000 cash, the return of 128,367 shares of our common stock held by the original sellers, and their assumption of certain liabilities. Operating income related to this business, in the amount of $78,721 for the three months ended September 30, 2006 has been reclassified to income from discontinued operations.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenues from continuing operations in the nine months ended September 30, 2007 were $22,666,012 compared to revenues of $27,212,527 in the nine months ended September 30, 2006. Revenues have decreased in 2007 compared to 2006 due principally to decreases in revenue related to closing portions of our operations in California, to the loss of customers related to litigation surrounding the TravMed acquisition and a decrease in revenues from several of our Texas hub locations due to turnover of key employees at such facilities. The decrease in revenue has been partially offset by revenue associated with the Staff Search acquisition completed in April 2006 and increases in our locum tenens division. In 2007 approximately 14.0% (30.6% in 2006) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 71.0% of our revenue in 2007 (55.6% in 2006). The remaining amount of our revenue in 2007 came from providing staffing to healthcare facilities, private duty homecare, locum tenens contracts and allied services. In 2006 the remaining revenue came from providing clinical management and staffing to healthcare facilities and private duty homecare. During 2007 and 2006, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the nine months ended September 30, 2007 was $4,734,631 or 20.9% of revenues compared to $5,548,342 or 20.4% of revenues in the nine months ended September 30, 2006. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage. We were able to effectively manage our insurance costs which resulted in an increase in our gross profit as a percentage of revenue during 2007.

Our selling, general and administrative costs were $8,524,901 or 37.6% of revenues in the nine months ended September 30, 2007 compared to $8,504,760 or 31.3% of revenues in the nine months ended September 30, 2006. Selling, general and administrative expenses are comprised primarily of certain personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses. The increase in selling, general and administrative costs as a percentage of revenue is attributable to increased legal costs associated with settlements, an increase in health care claims and $503,333 of accrued expenses related to a severance agreement with our former Chief Executive Officer as well as the fixed nature of some of the corporate overhead costs which did not decline with the decline in revenue.

Primarily as a result of the sale of certain assets of Health Industry Professionals, LLC at June 30, 2007, our impairment analysis of goodwill required a charge for impairment of goodwill of $3.1 million. We lost certain customer relationships that were obtained with the TravMed acquisition. We recorded a write-down of $123,000 in the nine months ended September 30, 2006 related to intangibles assigned to these customer relationships.

During the nine months ended September 30, 2007 we settled several litigation cases resulting in a gain of $643,525. In April 2007 we settled litigation with Dawson James Securities, Inc. by issuing 400,000 shares of our common stock. These shares were valued at $160,000 and when measured against previous amounts accrued resulted in a gain from settlement of litigation of $356,144. Also during the second quarter our negotiations with TravMed resulted in our estimated liability being reduced to approximately $300,000 resulting in a gain of $248,275. During the third quarter we entered into a Settlement Agreement with TravMed pursuant to which we agreed to pay Robert Litton and Steve Williams the sum of $275,000. This settlement resulted in an additional gain of $20,498. In 2005, we asserted a claim against a seller of one of our 2003 acquisitions. In January 2006, we reached a settlement with the seller returning 59,150 shares of our stock that had been issued in connection with the acquisition. We reported a gain on this settlement of $1,064,693 representing the fair value of the stock returned on the date of the settlement.

During the nine months ended September 30, 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005. Upon return of the shares to the sellers, $3,215,490 of seller notes payable were extinguished in accordance with terms of the acquisition agreements. This resulted in a gain from extinguishment of debt of $3,215,490 in 2006.

Non-cash stock based compensation costs were $4,320,159 in the nine months ended September 30, 2007 compared to $1,335,215 in the nine months ended September 30, 2006. In 2006, the volume of trading in the Company’s stock triggered accelerated vesting of some of the restricted shares and caused the Company to begin amortizing the cost of the restricted grants over a shorter period of time beginning in the fourth quarter of 2006. In addition, the severance agreement for our former Chief Executive Officer included the granting of an option to purchase 1,000,000 shares of the Company’s stock vesting immediately and accelerated vesting of restricted grants. Expense of $3,024,177 associated with the accelerated vesting of the restricted stock was recorded in 2007.

Interest costs were $2,643,100 in the nine months ended September 30, 2007 compared to $2,510,158 in the nine months ended September 30, 2006. This increase in interest cost is due to a prepayment penalty and the write-off of deferred financing costs associated with the refinancing of our term note and revolving credit facility with Bridge Finance and costs associated with the conversion of a portion of our debentures for a total of $1,391,538. These amounts were partially offset by lower interest rates associated with the new working capital facility and master revolving note as well as reduced levels of debt.

On June 30, 2007 we sold certain assets of Health Industry Professionals, LLC back to the original sellers for $300,000 cash, the return of 128,367 shares of our common stock held by the original sellers, and their assumption of certain liabilities. This transaction resulted in a gain on sale of discontinued operations of $126,446 for the nine months ended September 30, 2007. Operating income related to this business, in the amount of $180,697 for the nine months ended September 30, 2007 and $211,451 for the nine months ended September 30, 2006 has been reclassified to income from discontinued operations.

During the nine months ended September 30, 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the Preferred Stock and Warrants agreed to the exchange of all outstanding Series C Convertible Preferred Stock, Series C warrants and Series B-1 warrants into common stock. The exchange as approved by the Board of Directors varied from existing Preferred Stock conversion ratios and was based on recommendations from the special committee of the Board of Directors after they sought guidance from an outside firm. The effect of this exchange transferred the carrying value of the Convertible Preferred Stock and the Series C preferred stock warrants on our balance sheet to stockholders’ equity resulting in an increase in stockholders’ equity of $10,859,603. This exchange also resulted in the recognition of a deemed dividend of $45,554,618. This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Convertible Preferred Stock and Warrants of $10,859,603.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred losses from operations and have reported negative cash flows. As of September 30, 2007, we had an accumulated deficit of $132,189,250 and cash and cash equivalents of $3,450. We have financed our operations primarily through private placements of equity and debt securities and through credit facilities, including our current facility with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation, and a term loan with Comerica Bank.

During the nine months ended September 30, 2007, we completed eleven closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 8,166,660 shares at a price of $0.60 per share, with aggregate proceeds of $4,900,000. Our Board of Directors had authorized the sale of up to $5,500,000 in common stock in all closings of the private placement. Pursuant to the terms of the Registration Rights Agreement, we filed a resale registration statement covering the shares on August 31, 2007.

On October 26, 2007, we entered into and completed an initial closing on a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the private placement of 15,666,667 shares of common stock at a price of $0.30 per share and warrants to purchase up to 7,833,333 shares of common stock (the “Warrants”), for aggregate proceeds of $4,700,000. On November 13, 2007, we entered and completed a second closing of the Purchase Agreement with certain investors for the private placement of 3,500,000 shares of common stock at a price of $0.30 per share and Warrants to purchase up to 1,750,000 shares of common stock for aggregate proceeds of $1,050,000. The Warrants are immediately exercisable, have an exercise price of $0.35 per share and have a five (5) year term. The shares have been and will be issued in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. We have also entered into a Registration Rights Agreement with the investors, pursuant to which we have agreed to cause a resale registration statement covering the shares sold pursuant to the Purchase Agreement and the shares issuable upon exercise of the Warrants to be filed within 30 days after the initial closing date.

C. Fred Toney, the Chairman of our board of directors, individually and through affiliated entities invested $1,850,000 in the private placement for 6,166,667 shares of common stock and warrants to purchase 3,083,333 shares of common stock. Mr. Toney abstained from the board of directors’ vote in favor of the private placement.

On October 29, 2007, we purchased all of the outstanding equity interests in ATS Universal, LLC in exchange for $3.3 million in cash and 2.1 million shares of our common stock valued at $700,000.

On October 30, 2007, we announced that we had signed a definitive asset purchase agreement to purchase specified assets and liabilities of Medical People Healthcare Services, Inc. for $750,000 cash and a promissory note in the amount of $500,000,

On February 8, 2007, we entered into a $10 million working capital facility with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation. Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from us on a recourse basis. The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee. To secure the payment and performance of our obligations to Systran under the agreements, we granted Systran a security interest in all of our assets. We also agreed to indemnify Systran against any liabilities arising out of claims relating to the receivables purchased by Systran under the agreements. The agreements have an initial term of 48 months, and we are obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term.

On January 19, 2007, we delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank. Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC. The Note has principal payments of $125,000 on March 31, 2007, $100,000 on June 30, 2007, September 30, 2007 and December 31, 2007 and has a final maturity date of January 31, 2008 and bears interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent (7.25% at September 30, 2007). The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to us, declare any or all of the indebtedness evidenced by the Note immediately due and payable. We are currently in compliance with all provisions of the agreement and expect to extend the maturity date of this debt or refinance it when the balance becomes due on January 31, 2008.

We generated a net loss of $12,902,861 and used cash in operations of $3,661,367 during the nine months ended September 30, 2007. Additionally, although we ended September 30, 2007 with a significant working capital deficit of $4,506,699, we were able to secure additional funding during the nine months ended September 30, 2007 to finance our operations as we continued to attempt to execute our business plan and to acquire and grow companies involved in healthcare staffing. We will need to raise additional funds during the next twelve months to satisfy debt service requirements of approximately $2.5 million due in January 2008 and working capital needs of between $500,000 and $1,000,000 over the next twelve months. There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital unfavorable. If additional debt or equity capital is not readily available, we will be forced to scale back its acquisition activities and its operations. This would result in an overall slowdown of our development. Our short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the our ability to continue as a going concern.

Management has taken a number of steps to address our financial performance and to improve cash flow. Management has refinanced a majority of our debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain expense savings which have provided us with access to additional working capital. Our new Chief Executive Officer has strong operations experience and will devote constant attention toward expense reduction and achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale. Subsequent to September 30, 2007 we have acquired two more profitable companies and have raised $5.7 million of additional equity.

Cash Flows

For the nine months ended September 30, 2007, we used cash in operations of $3,661,367, compared to $3,220,001 for the nine months ended September 30, 2006. Although we ended September 30, 2007 with a significant working capital deficit of $4,506,699 we were able to secure additional funding during this period to finance our operations and subsequent to September 30, 2007 have raised an additional $5.7 million of which $1.6 million has been allocated for working capital purposes.

Net cash provided by investing activities was $242,767 for the nine months ended September 30, 2007 compared to net cash provided by investing activities of $203,361 for the nine months ended September 30, 2006. On June 30, 2007 we sold certain assets of Health Industry Professionals, LLC back to the original sellers for $300,000 cash, the return of 128,367 shares of our common stock held by the original sellers, and the assumption of certain liabilities.

During the nine months ended September 30, 2007 and 2006, we financed our working capital requirements primarily through the sale of common stock, convertible debentures and through loans and credit facilities. Net cash provided by financing activities was $3,223,982 for the nine months ended September 30, 2007 and $2,781,291 for the nine months ended September 30, 2006. In 2007, we received $2,400,000 from a note payable to lender and $5,260,471 from the issuance of common stock in private placements. These funds were used to fund operations and pay-off an over-advance of $2,425,000 and $1,006,867 of note payable to lenders. In 2006, we received $2,000,000 in the private placement of 8% convertible debentures and short- and long-term warrants as well as $1,500,000 through the issuance of common stock in private placements. These funds were used to repay $1,778,438 of note payable to lender and fund $3,220,001 cash used in operations.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our credit facilities with Systran and Comerica Bank. On September 30, 2007, we had borrowings of approximately $5.3 million under these facilities that were subject to variable rates, with a rate at September 30, 2007 of 12.5% and 7.25% respectively. As of September 30, 2007, an adverse change of 10% in the interest rate of all such borrowings outstanding (for example, from 8.0% to 8.8%) would have caused us to incur an increase in interest expense of approximately $54,975 on an annual basis.

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

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. The following is a list of claims that were settled in the nine months ended September 30, 2007. These settlements have been disclosed in the financial statements and recorded as of September 30, 2007.

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams, the former owners of TravMed, asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005. Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business. The Company sought an undisclosed amount of damages. The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion. The Company settled this case in September 2007. Pursuant to the terms of the Settlement Agreement, Travmed agreed: (i) to release all claims, known or unknown, related to or arising out of the Litigation, (ii) to indemnify the Company from and against all matters or obligations related to certain creditors expressly identified in the Settlement Agreement and (iii) that the Company shall not have any responsibility to indemnify or defend Travmed from any claims, demands or causes of action arising from any acts or omissions occurring, in whole or in part, during the time period from March 28, 2005 to May 8, 2006. Also, pursuant to the terms of the Settlement Agreement, the Company agreed to pay Robert Litton and Steve Williams the sum of $275,000 during the quarter ended September 30, 2007.

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

Our independent registered public accounting firm’s opinion on our 2006 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs. We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business. We will need to raise additional funds during the next twelve months to satisfy debt service requirements of approximately $2.5 million in January 2008 and working capital needs of between $500,000 and $1,000,000 over the next twelve months. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. If we are not successful in raising capital in the short-term we could be unable to meet payroll costs. Failure to raise additional capital when needed could cause us to cease our operations.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of September 30, 2007, we had an accumulated deficit of $132.2 million. We incurred a net loss of $1.9 million for the quarter ended September 30, 2007. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Our management may not be able to accurately project or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future. Consequently, as we expand our commercial operations, management may not be able to control costs and expenses adequately, and such operations may generate losses. If our operating expenses exceed our expectations, our financial performance will be adversely affected. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Based on current cash flow projections which contain revenue growth from current operations as well as new acquisitions, we anticipate needing to raise additional capital in the future in order for us to continue to operate our business. We will need to raise additional funds during the next twelve months to satisfy debt service requirements of approximately $2.5 million in January 2008 and working capital needs of between $500,000 and $1,000,000 over the next twelve months. Since the beginning of 2007, we have raised $4.9 million through the sale of common stock at $0.60 per share in eleven closings of a private placement and $5.7 million through the sales of common stock at $0.30 per share in two closings of a private placement. In addition to raising money through subsequent closings of the private placement, we may raise additional capital through the public or private sale of common stock or securities convertible into or exercisable for our common stock. Such sales could be consummated at a significant discount to the trading price of our stock.

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

MedCap Partners L.P. and MedCap Master Fund L.P. (the “MedCap Funds”) control a significant portion of our outstanding capital stock. In addition, C. Fred Toney, Chairman of our board of directors, is the managing member of MedCap Management & Research LLC, the general partner of the MedCap Funds. MedCap is able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to comply with public company regulations.

As a public company, we incur significant legal, accounting and other expenses that we would not otherwise incur if we were a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC have imposed various requirements on public companies, including changes in corporate governance practices. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight are required. Our management and other personnel need to devote a substantial amount of time to these requirements. We have limited internal financial and accounting resources, and these resources may not be sufficient to support our required compliance with these rules and regulations. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

In addition, commencing in fiscal 2007, we must now perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

If we do not continue to attract and retain key employees our business could suffer.

We are dependent upon the personal efforts of our management team. The loss of any of our officers or directors could have a material adverse effect upon our business and future prospects. In particular, we depend on our Chief Executive Officer, John Kaiser. We do not presently have key-person life insurance upon the life of any of our officers or directors. Additionally, as we continue our planned expansion of commercial operations, we will require the services of additional skilled personnel. There can be no assurance that we can attract persons with the requisite skills and training to meet our future needs or, even if such persons are available, that they can be hired on terms favorable to us.

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

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals. In some instances, we are required to indemnify our clients against some or all of these risks. A failure of any of our employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks, or to observe relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations, could result in negative publicity, payment of fines or other damages. Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage or if our insurers deny coverage we may be exposed to substantial liabilities.

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

As of September 30, 2007, we had $12.2 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At September 30, 2007, goodwill and other intangible assets represented 63% of our total assets. An impairment charge of goodwill to earnings would have the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected. As a result of the loss of customer base in some operations, the closure or sale of certain operations, our impairment analysis of goodwill required a charge for impairment of goodwill of $10.0 million in 2006 and $3.1 million in 2007. We also lost certain customer relationships that were obtained with the TravMed acquisition which necessitated a write-down of $123,000 in 2006 related to intangibles assigned to these customer relationships.

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

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits

Exhibit No.	Description

3.1(2)	Restated Certificate of Incorporation.

3.2(2)	Restated Bylaws.

3.3(1)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.5(3)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.6(3)	Certificate of Correction of Certificate of Amendment to Restated Certificate of Incorporation.

3.7(4)	Certificate of Amendment to Restated Certificate of Incorporation.

10.79(5)	Securities Purchase Agreement, dated January 25, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.

10.80(5)	Registration Rights Agreement, dated January 25, 2007, by and among Crdentia Corp and the investors identified on the signature pages thereto.

10.92(6)	Settlement Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007.

10.93(6)	Registration Rights Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007.

10.94(7)	Settlement Agreement by and between Crdentia Corp. and Dawson James Securities, Inc., dated April 13, 2007.

10.95(8)	Registration Rights Agreement dated April 13, 2007 by and between Crdentia Corp. and Dawson James Securities, Inc.

10.97(9)	Services Agreement by and between Crdentia Corp. and AudioStocks, Inc., dated as of June 25, 2007.

10.98(9)	Warrant to Purchase Common Stock of Crdentia Corp. as issued to AudioStocks, Inc., dated as of June 25, 2007.

10.100(10)	Asset Purchase Agreement by and between Crdentia Corp., Matthew J. Cahillane and C. Michael Emery, dated as of June 30, 2007.

10.101(11)	Settlement Agreement by and between Crdentia Corp., Travmed USA, Inc., Robert Litton and Steve Williams.

10.102(12)	Securities Purchase Agreement, dated October 26, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.

10.103(12)	Registration Rights Agreement, dated October 26, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.

10.104(12)	Form of Common Stock Purchase Warrant, dated October 26, 2007.

10.105(13)	Membership Interest Purchase Agreement by and among Crdentia Corp., CRDE Corp., ATS Universal, LLC, and the members of ATS Universal, LLC dated as of October 22, 2007.

10.106(13)

Asset Purchase Agreement by and among Crdentia Corp., CRDE Corp., MP Health Corp., Medical People Healthcare Services, Inc., and the shareholders of Medical People Healthcare Services, Inc. dated as of October 22, 2007.

10.107(13)	Common Stock Purchase Warrant of Crdentia Corp. issued to FatBoy Capital, LP as of October 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)         Previously filed with a Current Report on Form 8-K dated September 14, 2007 and incorporated herein by reference.

(12)         Previously filed with a Current Report on Form 8-K dated October 26, 2007 and incorporated herein by reference.

(13)         Previously filed with a Current Report on Form 8-K dated October 26, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.

Dated: November 14, 2007	By:	/s/ John Kaiser
John Kaiser
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2007	By:	/s/ James J. TerBeest
James J. TerBeest
Chief Financial Officer
(Principal Financial and Accounting
Officer)