Form 10-K
period 2007-12-31
CRDENTIA CORP
filed 2008-03-31
CIK 1073857

Use these links to rapidly review the document
TABLE OF CONTENTS
Index to Consolidated Financial Statements Crdentia Corp.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-31152

CRDENTIA CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0585701 (IRS Employer Identification No.)
5001 LBJ Freeway, Suite 850, Dallas, Texas 75244 (Address of principal executive offices)
(972) 850-0780 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant computed by reference to the price at which the common equity was last sold as of June 29, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter) was $5,663,270.

         At March 28, 2008, 50,023,796 shares of Common Stock, $.0001 par value, were outstanding.

CRDENTIA CORP.
FORM 10-K
December 31, 2007

All references to "Crdentia", "we", "us", or "our", in this Annual Report on Form 10-K mean Crdentia Corp.

PART I

ITEM 1.    BUSINESS

Company Overview and History

        Crdentia is a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, physician staffing, allied services and private duty home care. Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States, with a particular emphasis on the Sun Belt region of the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments. Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities. Our physicians contract with us to perform medical services for healthcare organizations for a specified length of time. Our allied services primarily consist of diagnostic imaging, respiratory, laboratory, therapies and administrative modalities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home. We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

        We did not have any revenue in 2003 until we completed our first acquisition in August 2003. During 2003, we pursued our operational plan of acquiring companies in the healthcare staffing field and completed acquisitions of four companies. In 2004, we purchased two companies, in 2005 we purchased three companies, in 2006 we purchased one company and in 2007 we purchased two companies. We have contracted with more than 2,300 healthcare facilities across 49 U.S. states and the District of Columbia. We anticipate continuing our plan to acquire specialized companies in the healthcare staffing field for the foreseeable future.

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

        In April 2006, we purchased certain assets and assumed certain liabilities of Staff Search Ltd., which operated a per diem nurse staffing and allied services business in Texas. The transaction, for which we issued a promissory note for $1,410,000 and issued 229,128 shares of our common stock valued at $976,174, was consummated pursuant to the terms of the Agreement and Plan of Reorganization dated April 18, 2006.

        In October 2007, Crdentia purchased all of the outstanding equity interests in ATS Universal, LLC, a healthcare staffing firm providing services in Florida, North Carolina and Georgia, in exchange for $3.3 million in cash and 2.1 million shares of Crdentia's common stock valued at $700,000. In accordance with terms of the merger agreement the former equity interest holders of ATS will be required to forfeit all of the Company's common stock that was issued in connection with the acquisition as results of operations for ATS for calendar 2007 fell below performance standards established in the merger agreement. Accordingly, the Company has reduced goodwill and recorded forfeiture of the stock for the $706,931 value of the stock issued in connection with this acquisition. In addition, the Company is requesting a cash settlement for shortfalls in required earnings and working capital levels where the forfeiture of the stock inadequately compensated for impact of the shortfalls.

        In November 2007, Crdentia purchased certain assets and assumed certain liabilities of Medical People Healthcare Services, Inc., a healthcare staffing firm providing services in Alabama, for $750,000 cash and a promissory note in the amount of $500,000. At December 31, 2007, we have accrued $700,000 (with a corresponding increase to goodwill) for the estimated amount that we will be required to pay the former owners since results of operations for the acquiree for calendar 2007 exceeded performance standards established in the merger agreement.

        In 2006 we terminated the operations we acquired from Baker Anderson Christie, Inc. and Nurses Network, Inc. in 2003. In addition, in May 2006 we returned to the sellers the shares of TravMed USA, Inc. that we had acquired from the sellers in March 2005 in connection with our acquisition of that company, and our note payable to the sellers was cancelled. In June 2007, we sold certain assets of Health Industry Professionals, LLC (purchased in March 2005) to the original sellers.

        On September 20, 2006, we entered into an Agreement and Plan of Merger with iVOW, Inc., a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis. In March 2007, we began negotiating a Settlement Agreement with iVOW to terminate the merger agreement and release the other party from any and all claims arising under the merger agreement and related agreements. A settlement was reached and all negotiations with respect to a possible merger between Crdentia and iVOW were terminated.

        In February, 2007, the Joint Commission on Accreditation of Healthcare Organizations (the "Joint Commission") awarded us with its Gold Seal of Approval for health care staffing services and its Health Care Staffing Services Certification. Although certification is not required by any of our current customers, we believe that attaining certification in each of our offices demonstrates our commitment to quality and demonstrates best practices in client service, employee credentialing, and over all monitoring of quality outcomes. We believe that the Joint Commission certification could assist us in obtaining new contracts at improved prices.

        We were incorporated under the laws of the State of Delaware on November 10, 1997 under the name of Digivision International, Ltd. Our name was changed to Lifen, Inc. on June 22, 2000 and to Crdentia Corp. on May 28, 2003. Our principal executive offices are located at 5001 LBJ Freeway, Suite 850, Dallas, Texas 75244 and our telephone number is (972) 850-0780.

Industry Overview

        The Staffing Industry Analysts Annual Forecast (March 1, 2007) estimates that the healthcare segment of the temporary staffing industry would be $11.4 billion in 2007, a 7.5% increase from 2006. It also projected that in 2008 healthcare staffing will increase 7.9% to $12.3 billion. The U.S. healthcare staffing market includes temporary staffing of travel nurses, per diem nurses, allied health professionals and physicians.

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

        Allied Health staffing consists of highly specialized radiology and diagnostic imaging specialists, clinical laboratory specialists, rehabilitation specialists, pharmacists, respiratory therapists and other similar healthcare vocations. These professionals are staffed on both a per diem and travel basis.

Supply and Demand Factors

        Beginning in the mid-1990s, changes in the healthcare industry prompted a fundamental shift in staffing models that led to an increased usage of temporary staffing at hospitals and other healthcare facilities. We believe that these changes in the healthcare industry will continue over the long-term because of the following factors:

        Shortage of Nurses.    In a July 2002 report, the U.S. Department of Health and Human Services stated that the national supply of full-time equivalent registered nurses was approximately 1.9 million while demand was approximately 2.0 million. This gap between supply and demand for nurses is expected to grow to 0.8 million by 2020.

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

  •
  Approximately 60% of nurses work in hospitals. Many registered nurses are leaving the hospital workforce through retirement, death or by choosing careers outside of acute care hospitals or in professions other than direct patient care. There are currently more than 500,000 licensed nurses not employed in nursing. Generally, the primary reasons nurses leave patient care, besides retirement, is to seek a job that is less stressful and less physically demanding, with more regular hours and more compensation.

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

  •
  In a January 2000 report, the U.S. Census Bureau Population Projections Bureau projected that the number of Americans over 65 years of age is expected to grow from 34.5 million in 2000 to 53.7 million in 2020.

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

Business Overview

        We are primarily a provider of healthcare staffing services to hospitals and other healthcare facilities throughout the United States, with a particular focus on the Sun Belt region of the United States. The majority of our assignments are at acute care hospitals in major metropolitan areas. In 2007, approximately 13% (29% in 2006) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. The shift in mix to less travel business in 2007 (and correspondingly more per diem business in 2007) is due to the loss of travel customers related to litigation surrounding the TravMed acquisition. We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 68% of our revenue in 2007 (57% in 2006) The balance of our revenue in each of the years came from providing clinical management and staffing to healthcare facilities, private duty home care, locum tenens revenue and allied services. We anticipate there are growth opportunities in these areas and intend to pursue such opportunities as they arise. Historically, most of our customers have been acute care hospitals located throughout the continental United States.

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

Employees

        At December 31, 2007, we employed 1,437 employees which includes 331 full-time healthcare professionals, 147 full-time corporate and field office employees, 957 part-time healthcare professionals and 2 part-time corporate and field office employees. None of our employees, including our temporary healthcare professionals, are represented by a labor union. We believe we have excellent relations with our employees.

Available Information

        We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "About/Investor Information," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.crdentia.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1A.    RISK FACTORS

        Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about the risks described below, together with the other information contained in this Form 10-K before you decide whether to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In those circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Our independent registered public accounting firm issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

        Our independent registered public accounting firm's opinion on our 2007 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs. We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business. We will need to raise between $1,000,000 and $3,000,000 of additional funds during the next twelve months to satisfy working capital and debt service needs, and $750,000 of this will be needed in the second calendar quarter of 2008. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. If we are not successful in raising capital in the short-term we could be unable to meet payroll costs. Failure to raise additional capital when needed could cause us to cease our operations.

        We have financed our operations since inception primarily through the private placement of equity and debt securities and loan facilities. Although we will need to raise funds in the near future, there can be no assurance that we will be successful in consummating any fundraising transaction, or if we do consummate such a transaction, that its terms and conditions will not require us to give investors warrants or other valuable rights to purchase additional interest in our company, or be otherwise unfavorable to us. Among other things, the agreements under which we issued some of our existing securities include, and any securities that we may issue in the future may also include, terms that could impede our ability to raise additional funding. Our projected cash needs are based on management's current assumptions regarding our business, including some degree of organic growth. This growth may not materialize and our assumptions could prove to be inaccurate. We have been inaccurate in projecting our growth and related cash needs in the past. The issuance of additional securities could impose additional restrictions on how we operate and finance our business. In addition, our current debt financing arrangements involve significant interest expense and restrictive covenants that limit our operations.

We have a history of losses, and we may not achieve or maintain profitability.

        We have experienced operating and net losses in each fiscal quarter since our inception, and as of December 31, 2007, we had an accumulated deficit of $134.8 million. We incurred a net loss of $15.5 million for the year ended December 31, 2007. We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Our management may not be able to accurately project or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future. Consequently, as we expand our commercial operations, management may not be able to control costs and expenses adequately, and such operations may generate losses. If our operating expenses exceed our expectations, our financial performance will be adversely affected. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We may face difficulties identifying acquisitions and integrating these acquisitions into our operations. These acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

        We continually evaluate opportunities to acquire healthcare staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with such companies. Since 2003, we have acquired twelve businesses. These acquisitions involve numerous risks, including:

  •
  potential loss of revenues following the acquisition;

  •
  difficulties integrating acquired personnel and distinct cultures into our business;

  •
  difficulties integrating acquired companies into our operating, financial planning and financial reporting systems;

  •
  diversion of management attention from existing operations;

  •
  loss of required personnel to competitive businesses and a corresponding loss of clients; and

  •
  assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

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

        Based on current cash flow projections which contain revenue growth from current operations, we anticipate needing to raise additional capital in the future in order for us to continue to operate our business. We will need to raise between $1,000,000 and $3,000,000 of additional funds during the next twelve months to satisfy working capital and debt service needs, and $750,000 of this will be needed during the second calendar quarter of 2008. Since the beginning of 2007, we have raised $4.9 million through the sale of common stock at $0.60 per share in eleven closings of a private placement and $5.7 million through the sales of common stock at $0.30 per share in two closings of the private placement. We may raise additional capital through the public or private sale of common stock or securities convertible into or exercisable for our common stock. Such sales could be consummated at a significant discount to the trading price of our stock.

        If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that our existing stockholders own. In addition, private placement financings could involve the issuance of securities at a price per share that represents a discount to the trading prices listed for our common stock on the OTC Bulletin Board. Further, debt and equity financings may involve the issuance of dilutive warrants. Depending upon the price per share of securities that we sell in the future, a stockholder's interest in us will be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued securities. No assurance can be given that previous or future investors, finders or placement agents will not claim that they are entitled to additional anti-dilution adjustments or dispute the calculation of any such adjustments. Any such claim or dispute could require us to incur material costs and expenses regardless of the resolution and, if resolved unfavorably to us, to affect dilutive securities issuances or adjustments to previously issued securities. In addition, future financings may include provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses.

Our credit facility imposes significant expenses on us and we could incur significant additional expenses in the event of default.

        In February 2008, we entered into a $10.2 million refinancing with ComVest Capital LLC (the "Credit Facility"). In connection with our entry into this debt refinancing with ComVest, we terminated our existing revolving credit facility with Systran Financial Services Corporation and repaid our outstanding debt obligations to Comerica Bank. The ComVest Credit Facility involves significant interest expense and contains financial covenants with which we must comply. The Credit Facility is comprised of a two-year $5.2 million Revolving Credit Note, bearing interest at the greater of the Prime Rate plus 2% or 8.5%, and two separate three-year term loans, each amounting to $2.5 million and bearing annual interest at 12.5%. Upon the occurrence of certain events of default, ComVest may immediately collect any obligation under the Credit Facility and may increase interest rates to much higher default rates. Our failure to pay required interest expenses and other fees or to otherwise satisfy the terms of this Credit Facility would have a material adverse affect on us.

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

        MedCap Partners L.P. and MedCap Master Fund L.P. (the "MedCap Funds") control a significant portion of our outstanding capital stock. In addition, C. Fred Toney, Chairman of our board of directors, is the managing member of MedCap Management & Research LLC, the general partner of the MedCap Funds. MedCap is able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

        In addition, we must now perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. If we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

        Depressed economic conditions, such as increasing unemployment rates and low job growth, could also negatively influence our ability to secure new orders and contracts from clients. In times of economic downturn, permanent healthcare facility staff may be more inclined to work overtime and less likely to leave their positions, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary healthcare professionals impairs our ability to recruit and place temporary healthcare professionals and our revenues may decline as a result of this constricted demand and supply.

Fluctuations in patient occupancy at our clients' hospitals and healthcare facilities and/or nurse turnover rates may adversely affect the demand for our services and therefore the profitability of our business.

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

        Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of us. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, including the approval of the transaction by the board of directors or the corporation's stockholders, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of us. These factors could limit the price that investors or an acquirer may be willing to pay in the future for shares of our common stock.

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

        We are also subject to certain laws and regulations applicable to healthcare staffing agencies and general temporary staffing services. Like all employers, we must also comply with various laws and regulations relating to pay practices, workers compensation and immigration.

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

        As of December 31, 2007, we had $16.3 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2007, goodwill and other intangible assets represented 66% of our total assets. An impairment charge of goodwill to earnings would have the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected. As a result of the loss of customer base in some operations, the closure or sale of certain operations, our impairment analysis of goodwill required a charge for impairment of goodwill of $10.0 million in 2006 and $3.1 million in 2007. We also lost certain customer relationships that were obtained with the TravMed acquisition which necessitated a write-down of $123,000 in 2006 related to intangibles assigned to these customer relationships.

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

ITEM 2.    PROPERTIES

        We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. At December 31, 2007, we leased office space in 21 locations, as identified in the chart below:

Location	Square Feet
Dallas, Texas (corporate headquarters and staffing administration)	8,687
Charlotte, North Carolina (two locations for staffing administration)	8,836
Houston, Texas (two locations for staffing administration)	5,084
Lubbock, Texas (staffing administration)	850
Odessa, Texas (staffing administration)	900
Birmingham, Alabama (two locations for staffing administration)	4,215
Austin, Texas (staffing administration)	2,400
San Antonio, Texas (staffing administration)	1,816
Temple, Texas (staffing administration)	346
Phoenix, Arizona (staffing administration)	1,772
Tucson, Arizona (staffing administration)	1,039
Jacksonville, Florida (staffing administration)	2,810
Atlanta, Georgia (staffing administration)	1,182
Orlando, Florida (staffing administration)	1,536
St. Petersburg, Florida (staffing administration)	1,100
Tampa, Florida (staffing administration)	144
Miami, Florida (staffing administration)	1,112

TOTAL	43,829

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. As described below, we have agreed to settle the following claim. Any loss related to this settlement has been disclosed in the financial statements and recorded as of December 31, 2007.

Cause No. 2006-40525; PrimeCaid Management, Inc. d/b/a Mint Medical Physician Staffing, L.P., d/b/a Prime Staff v. Mavis Dedman and Crdentia Corp.; Pending in the 157th Judicial District Court of Harris County, Texas

        On June 28, 2006, PrimeCaid filed suit against Crdentia and its former employee Mavis Dedman, asserting claims for breach of contract, fraud, and misappropriation of trade secrets arising out of Crdentia's hiring of Dedman. Among other things, Plaintiff alleges Dedman violated her non-competition agreement and utilized PrimeCaid's confidential information and trade secrets for the benefit of Crdentia. On April 4, 2007, the Court entered a temporary injunction prohibiting Dedman and Crdentia from using or disclosing PrimeCaid's confidential information and trade secrets.

        We have reached an agreement to settle this action, pursuant to which we will, among other things, pay $90,000 ($30,000 was paid on March 17, 2008 and the remainder will be paid over a 24-month period in equal installments commencing April 1, 2008). The $90,000 has been accrued in the financial statements as of December 31, 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 6, 2007, we held our annual stockholders' meeting, at which our stockholders (i) elected one (1) director to hold office until the 2010 annual election of directors (ii) ratified the appointment of KBA Group LLP as our independent registered public accounting firm for the year ending December 31, 2007 and (iii) approved an amendment and restatement of the Crdentia Corp. 2004 Stock Incentive Plan. The term of office of the following directors continued after the 2007 annual meeting: John B. Kaiser, Thomas F. Hermann, William J. Nydam and C. Fred Toney. The vote on the matters considered at the 2007 annual meeting was as follows:

  I.
  Election of Directors:

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Robert J. Kenneth	18,188,528	16,599
  II.
  Ratification of Appointment of KBA Group LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain	Broker Non-Votes
18,188,528	66	16,523	—
  III.
  Approval of an amendment and restatement of the Crdentia Corp. 2004 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes
18,015,086	189,991	50	—

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began quotation on the OTC Bulletin Board under the symbol "CRNC" in 2003. In connection with a 1-for-3 reverse split of our common stock, on June 29, 2004 our symbol was changed to "CRDE", and in connection with a 1-for-10 reverse split of our common stock, on April 4, 2006 our symbol was changed again to "CRDT". There currently is a very limited public market for our common stock and no assurance can be given that a large public market will develop in the future. In view of the lack of an organized or established trading market for the common stock, the prices reflected on the chart as reported on the OTC Bulletin Board may not be indicative of the price at which any prior or future transactions were or may be effected in our common stock. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of future stock performance.

        The following table sets forth the high and low bid price for our common stock for each quarter for the fiscal years ended December 31, 2007 and 2006, as quoted on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All per share prices have been restated as though the reverse splits had been in effect for all periods presented.

	2007		2006
Period
	High	Low	High	Low
First Quarter	$.60	$.22	$16.00	$4.10
Second Quarter	$.51	$.30	$5.50	$1.31
Third Quarter	$.51	$.15	$3.72	$.51
Fourth Quarter	$.60	$.11	$3.60	$.55

        As of December 31, 2007, there were approximately 461 holders of record of our common stock. Since inception, we have not paid and do not expect to pay any dividends on our shares of common stock for the foreseeable future as all earnings will be retained for use in the business. In addition, the terms of the documents relating to our outstanding debt limit our ability to pay dividends.

        We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

        Management's discussion and analysis of financial condition and results of operations is provided as a supplement to our consolidated financial statements and accompanying notes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Overview

        We are a provider of healthcare staffing services, focusing on the areas of travel nursing, per diem staffing, contractual clinical services, locum tenens, allied services and private duty home care. Our travel nurses are recruited domestically as well as internationally, and placed on temporary assignments at healthcare facilities across the United States, with a particular focus on the Sun Belt region of the United States. Our per diem nurses are local nurses placed at healthcare facilities on short-term assignments. Our contractual clinical services group provides complete clinical management and staffing for healthcare facilities. Under our locum tenens program, physicians contract with us to perform medical services for healthcare organizations for a specified length of time. Our allied services primarily consist of diagnostic imaging, respiratory, laboratory, therapies and administrative modalities and our private duty home care group provides nursing case management and staffing for skilled and non-skilled care in the home. We consider the different services described above to be one segment as each of these services relate solely to providing healthcare staffing to customers that are healthcare providers and utilize similar distribution methods, common systems, databases, procedures, processes and similar methods of identifying and serving these customers.

        We did not have any revenue in 2003 until we completed our first acquisition in August 2003. During 2003 we began operating four newly acquired companies, combining the various back offices and support staff into a central location and began streamlining the operations. We have continued to pursue our operational plan of acquiring companies in the healthcare staffing field and purchased two companies in 2004, three companies in 2005, one company in 2006, and two companies in 2007.

        On September 20, 2006, we entered into an Agreement and Plan of Merger with iVOW, Inc., a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis. In 2007 we entered into a Settlement Agreement with iVOW pursuant to which the merger agreement was terminated.

        During 2006 we terminated the operations we had acquired in 2003 from Baker Anderson Christie, Inc. and Nurses Network, Inc. In addition, in May 2006 we returned to the sellers the shares of TravMed USA, Inc. that we had acquired from the sellers in March 2005 in connection with our acquisition of that company, and our notes payable to the sellers were cancelled. We were permitted to retain receivables net of payables existing as of the date the TravMed shares were returned. In June 2007, we sold certain assets of Health Industry Professionals, LLC (purchased in March 2005) to the original sellers.

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

  •
  We are seeking to raise $1,000,000 to $3,000,000 of additional funds during 2008 to provide working capital for operating the business and achieving organic growth.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. We estimate that the initial application of SFAS No. 157 will not be material.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when we adopt SFAS 157, which will be fiscal year 2008. We are analyzing the expected impact from adopting this statement on our financial statements, but currently do not believe its adoption will have a significant impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in 2009. This may have a significant effect on consolidated financial statements in the future if we continue to acquire businesses.

Results of Operations

	Fiscal Years Ended December 31,
	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenue from services	$32,473	$35,745
Direct operating expenses	25,510	28,577

Gross profit	6,963	7,168
Operating expenses:
Selling, general and administrative expenses	17,151	13,765
Loss on impairment of intangibles	3,100	10,123
Gain from settlement of claims	(563)	(965)
Gain on settlement of debt	—	(2,691)

Total operating expenses	19,688	20,232

Loss from continuing operations before interest and taxes	(12,725)	(13,064)
Interest expense, net	(3,130)	(3,327)

Loss from continuing operations before income taxes	(15,855)	(16,391)
Income tax expense	—	—

Loss from continuing operations	(15,855)	(16,391)
Income from discontinued operations	181	318
Gain from sale of discontinued operations	126	—

Net loss	(15,548)	(16,073)
Deemed dividends	—	(45,555)
Non-cash preferred stock dividends	—	—

Net loss attributable to common stockholders	$(15,548)	$(61,628)

Net loss per share—basic and diluted:
Loss from continuing operations	$(.54)	$(5.55)
Income from discontinued operations	.01	.03

Basic and diluted loss per common share attributable to common stockholders	$(.53)	$(5.52)

Weighted average number of common shares outstanding	29,533	11,174

Comparison of Results for the Years Ended December 31, 2007 and December 31, 2006

        Revenues in 2007 were $32,473,000 compared to revenues of $35,745,000 in 2006. Revenues have decreased in 2007 compared to 2006 due principally to decreases related to closing portions of our operations in California, to the loss of customers related to litigation surrounding the TravMed acquisition and a decrease in revenues from several of our Texas hub locations due to turnover of key employees at such facilities. The decrease in revenue has been partially offset by additional revenue related to the two companies we acquired in the fourth quarter of 2007. In 2007 approximately 13% (29% in 2006) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length. Such assignments generally involve temporary relocation to the geographic area of the assignment. The shift in mix to less travel business in 2007 (and correspondingly more per diem business in 2007) is due to the loss of travel customers related to litigation surrounding the TravMed acquisition. We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities. Per diem services provided 68% of our revenue in 2007 (57% in 2006). The remaining amount of our revenue in 2007 and 2006 came from providing clinical management and staffing to healthcare facilities, private duty homecare, locum tenens revenue and allied services. During 2007 and 2006, most of our customers were acute care hospitals located throughout the continental United States.

        Our overall gross profit in 2007 was $6,963,000 or 21.4% of revenues compared to $7,168,000 or 20.1% of revenues in 2006. Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage. We were able to effectively manage our insurance costs which resulted in an increase in our gross profit margin as a percentage of revenue during 2007. Also, we acquired a business in the fourth quarter of 2007 that has higher-margin home health business.

        Our selling, general and administrative costs were $17,151,000 or 52.8% of revenues in 2007 compared to $13,765,000 or 38.5% of revenues in 2006. Selling, general and administrative expenses are comprised primarily of personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses. The increase in selling, general and administrative costs as a percentage of revenue is attributable to increased legal costs associated with settlements; an increase in health care claims; severance costs associated with the departure of our former Chief Executive Officer; costs associated with a services agreement with Audiostocks, Inc. to provide investment services, web based shareholder communications and public relations services to us for a 12 month period; increases in our non-cash stock based compensation; and the fixed nature of some of the corporate overhead costs which did not decline with the decline in revenue. Non-cash stock based compensation expense included in selling, general and administrative costs increased from $1,844,000 in 2006 to $4,514,000 in 2007. In 2006, the volume of trading in our stock triggered accelerated vesting of certain outstanding restricted shares and caused us to begin amortizing the cost of the restricted grants over a shorter period of time in the latter part of 2006 and in the first half of 2007. In addition, the severance agreement for our former Chief Executive Officer included the granting of an option in 2007 to purchase 1,000,000 shares of our stock at $.60 per share vesting immediately. Also in 2007 we granted 2,000,000 shares of restricted stock to our current Chief Executive Officer which began amortizing to non-cash stock based compensation expense over a four-year vesting period.

        Primarily as a result of the sales of certain assets of Health Industry Professionals, LLC at June 30, 2007, our impairment analysis of goodwill during 2007 required a charge for impairment of goodwill of $3.1 million. As a result of the loss of customer base in some operations and the closure of certain operations, our impairment analysis of goodwill in 2006 required a charge for impairment of goodwill of $10 million. We lost certain customer relationships that were obtained with the TravMed acquisition. We recorded a write-down of $123,000 in 2006 related to intangibles assigned to these customer relationships.

        During 2007 we settled several litigation cases resulting in a net gain of $563,000. In April 2007 we settled litigation with Dawson James Securities, Inc. by issuing 400,000 shares of our common stock. These shares were valued at $160,000 and when measured against previous amounts accrued resulted in a gain from settlement of $356,000. Also we entered into a settlement with TravMed pursuant to which we agreed to pay Robert Litton and Steve Williams the sum of $275,000. When measured against previous amounts accrued at the end of 2006, the final settlement resulted in a gain of $264,000. Other amounts related to other cases resulted in a net gain of $33,000. We have also agreed to settle a dispute with PrimeCaid by paying $90,000 ($30,000 was paid on March 17, 2008 and the remainder will be paid over a 24-month period in equal installments commencing April 1, 2008). The $90,000 has been accrued in the financial statements as of December 31, 2007 and offsets the gain reported from the other litigation cases. The Company asserted a claim against a seller of one of the Company's 2003 acquisitions, and in January 2006, the Company and the seller settled with the seller returning 59,150 shares of the Company's stock that had been issued in connection with the acquisition. During 2006, the Company reported a gain on this settlement of $1,065,000 representing the fair value of the stock returned on the date of the settlement. In addition, we reported a $100,000 loss on the settlement of a claim relating to one of our 2004 acquisitions which has been offset against the gain reported in 2006.

        In 2006, in connection with claims asserted against the sellers of TravMed, we returned to the sellers shares in TravMed that we had acquired on March 29, 2005. Upon return of the shares to the sellers, $3,215,000 of seller notes payable were extinguished in accordance with terms of the acquisition agreements. We recorded an expected charge of $524,000 in 2006, which, when offset against the gain from extinguishment of debt of $3,215,000, resulted in a net gain on settlement of debt of $2,691,000.

        Interest costs were $3,130,000 in 2007 compared to $3,327,000 in 2006. The decrease in interest costs in 2007 was primarily due to lower interest rates associated with our refinanced working capital facility and master revolving note, which offset a prepayment penalty and the write-off of deferred financing costs associated with the refinancing of our term note and revolving credit facility with Bridge Finance and costs associated with conversion of a portion of our debentures.

        On June 30, 2007, we sold certain assets of Health Industry Professionals, LLC back to the original sellers for $300,000 cash, the return of 128,367 shares of our common stock held by the original sellers, and their assumption of certain liabilities. This transaction resulted in a gain on sale of discontinued operations of $126,000 recorded in 2007. Operating income related to this business, in the amount of $181,000 in 2007 and $318,000 in 2006 has been reclassified to income from discontinued operations.

        During 2006 a special committee of the Board of Directors recommended, the Board of Directors approved and holders of the preferred stock and warrants agreed to the exchange of all outstanding Series C convertible preferred stock, Series C warrants and Series B-1 warrants into common stock. The exchange as approved by the Board of Directors varied from existing preferred stock conversion ratios and was based on recommendations from a special committee of the Board of Directors after they sought guidance from an outside firm. The special committee considered likely benefits to our stockholders, including balance sheet improvements, elimination of cumulative dividends, elimination of the $92 million liquidation preference and simplification of our capital structure. The effect of this exchange transferred the carrying value of the Series C convertible preferred stock and the Series C preferred stock warrants on our balance sheet to stockholders' equity resulting in an increase in stockholders' equity of $10,860,000. This exchange also resulted in the recognition of a deemed dividend of $45,555,000. This deemed dividend was calculated by valuing the 10,257,131 shares of common stock issued in the exchange at the closing price of the stock on the date of the exchange ($5.50) less the recorded value of the Series C convertible preferred stock and warrants of $10,860,000.

Liquidity and Capital Resources

        Since inception, we have incurred losses from operations and have reported negative cash flows. As of December 31, 2007, we had an accumulated deficit of $134,834,117 and cash and cash equivalents of $94,470. We have financed our operations primarily through private placements of equity and debt securities and through our revolving credit facility with Systran Financial Services Corporation ("Systran") and our loan with Comerica Bank.

        On January 19, 2007, we delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank. Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare. The Master Revolving Note had a maturity date of January 31, 2008 and required interest at a per annum rate equal to Comerica's base rate from time to time in effect minus one-half of one (0.5%) percent. The Master Revolving Note was secured by all items deposited in our account with Comerica. The Note included events of default and provided that, upon the occurrence of certain events of default, Comerica could, at its option and without prior notice to us, declare any or all of the indebtedness evidenced by the Master Revolving Note immediately due and payable. In connection with the refinancing of our debt on February 22, 2008 with ComVest Capital LLC, we repaid all remaining obligations to Comerica.

        On February 8, 2007 we entered into a $10 million working capital facility with Systran Financial Services Corporation, a subsidiary of Textron Financial Corporation ("Systran"). Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from us on a recourse basis. The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee. To secure the payment and performance of our obligations to Systran under the agreements, we granted Systran a security interest in all of our assets. The agreements had an initial term of 48 months, and we were obligated to pay Systran an early termination premium in the event the agreements were terminated under certain circumstances prior to the end of the term. The agreements included events of default (with grace periods, as applicable) and provided that, upon the occurrence of certain events of default, Systran could immediately collect any obligation owing to Systran under the agreements. In connection with a debt refinancing closed on February 22, 2008 with ComVest Capital LLC, we repaid all remaining obligations to Systran as well as an early termination fee of $200,000.

        During the year ended December 31, 2007, the Company completed eleven closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 8,166,660 shares of common stock at a price of $0.60 per share, with aggregate gross proceeds of $4,900,000. The Board of Directors of the Company had authorized the sale of up to $5,500,000 in common stock in all closings of the private placement. Pursuant to the terms of the Registration Rights Agreement, the Company filed a resale registration statement covering the shares on August 31, 2007.

        During October and November 2007, the Company completed two closings on a Securities Purchase Agreement with certain investors for the private placement of 19,166,667 shares of common stock at a price of $0.30 per share for aggregate proceeds of $5,750,000. The private placement also provided for warrants to purchase up to 9,583,333 shares of common stock at $0.35. The warrants have a life of five years. Pursuant to the terms of the Registration Rights Agreement, the Company filed a resale registration statement covering the shares on December 5, 2007.

        MedCap Partners L.P. invested $2,600,000 in these private placements for 5,524,997 shares of common stock, MedCap Master Fund L.P. invested $815,000 in the private placement for 2,391,666 shares and C. Fred Toney, Chairman of the Board of Directors, individually invested $2,300,000 in the private placement for 4,666,667 shares of common stock. Mr. Toney abstained from the Board of Directors' vote in favor of the private placement.

        On January 15, 2008, we obtained a $1,000,000 loan from FatBoy Capital, LP, a Delaware limited partnership, to fund working capital needs. No equity securities, and no securities exercisable, convertible or exchangeable for equity securities, were issued in connection with the loan. The loan was payable upon the earlier of (i) March 31, 2008 or (ii) the date of the closing of any refinancing of prior secured indebtedness by us. The loan bore interest at the rate of eighteen percent (18%) per annum and interest on past-due principal and past-due interest accrued at the rate of twenty-four percent (24%) per annum and was payable on demand. We paid FatBoy a five percent (5%) commitment fee for the extension of the loan. MedCap Partners L.P. unconditionally guaranteed our obligations under the loan. C. Fred Toney, the Chairman of the Company's Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P. The loan was repaid on February 22, 2008 from proceeds of the debt refinancing with ComVest discussed below.

        On February 22, 2008, we entered into a $10.2 million debt refinancing with ComVest Capital LLC (the "Credit Facility"). In connection with our entry into this debt refinancing, we terminated our existing revolving credit facility with Systran Financial Services Corporation and repaid our debt obligations to

Comerica Bank leaving approximately $1.9 million of net working capital. The new credit facility contains financial covenants with which we must comply. The credit facility is comprised of a two-year $5.2 million Revolving Credit Note, bearing interest at the greater of the Prime Rate plus 2% or 8.5%, and two separate three-year term loans, each amounting to $2.5 million and bearing annual interest at 12.5%. Upon the occurrence of certain events of default, ComVest may immediately collect any obligation owing to ComVest under the credit facility and may increase interest rates to much higher default rates.

        We do not expect to reach cash flow positive operations until later in 2008, and we expect to continue to generate losses from operations for the foreseeable future. We will need to raise between $1,000,000 and $3,000,000 in order to satisfy our working capital and debt service needs in the next several months, and $750,000 of this will be needed in the second calendar quarter of 2008. If we are not able to raise these funds we may be unable to meet our payroll costs. In addition, we will need to raise additional funds in the future in order to finance our future capital needs. There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives. Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable. If additional debt or equity capital is not readily available, we may not be able to operate our business, and we will be forced to scale back our acquisition activities and our operations. Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired. These conditions raise substantial doubt about our ability to continue as a going concern.

        Management has taken a number of steps to address our financial performance and improve cash flow. We have refinanced all of our debt, restructured the operating management team and implemented programs to obtain expense savings. During 2007 we raised $10,650,000 of equity for working capital and for making two acquisitions. Management is devoting constant attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale. However, there can be no assurance that these programs will be successful. If unsuccessful, we could be unable to fund payroll costs and could ultimately fail.

Cash Flows

        For the year ended December 31, 2007, we used cash in operations of $5,759,411, compared to $4,095,290 for the year ended December 31, 2006. Although we ended 2007 with a significant working capital deficit of $5,273,831 we were able to secure additional funding during this period to finance our operations and make acquisitions. Cash was used in operations to reduce accounts payable and accrued expenses in 2007.

        Net cash used in investing activities was $3,815,586 for the year ended December 31, 2007. Net cash provided by investing activities was $830,155 for the year ended December 31, 2006. We acquired two businesses in 2007 which accounts for the significant amount of cash paid for acquisitions in this year. In 2007 we sold our Detroit, Michigan business which generated $300,000 of cash. In 2006 we acquired only one business and financed it with a note rather than with cash. Also, $791,943 was made available to us in 2006 through the Interim Management Agreement with iVOW, Inc. and a $50,000 acquisition deposit.

        During the years ended December 31, 2007 and 2006, we financed our working capital requirements primarily through the sale of common and preferred stock, convertible debentures and through the proceeds from debt. Net cash provided by financing activities was $9,471,399 for the year ended December 31, 2007 and $3,028,282 for the year ended December 31, 2006. In 2007 we received $10,460,365 proceeds from the issuance of common stock, and $2,400,000 proceeds from a bank loan. In 2007 we used $2,056,691 to reduce our revolving lines of credit, $1,106,867 to repay notes payable to our lender and $225,408 for debt issuance costs. In 2006, we received $2,000,000 in the private placement of 8% convertible debentures and short- and long-term warrants. In addition, we received $1,739,932 through increases in our revolving line of credit and $1,288,432 through the issuance of common stock in private placements. In 2006, we used $1,715,766 to repay our term loan, and used $271,816 for debt issuance costs.

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

        On January 1, 2006 we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, ("SFAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense by us.

        We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

        Stock-based compensation expense recognized in the consolidated statement of operations for 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the consolidated statement of operations for 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 and 148 for the periods prior to January 1, 2006, forfeitures were accounted for as they occurred.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Report of Management on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in our Controls

        There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of March 31, 2008:

Name	Age	Position(s)
John B. Kaiser	71	Chief Executive Officer, Director
James J. TerBeest	61	Chief Financial Officer
Randall C. Turnbull	52	Senior Vice President and Chief Nursing Officer
Thomas F. Herman(1)(2)	67	Director
Robert J. Kenneth(1)(2)	71	Director
William J. Nydam(1)	57	Director
C. Fred Toney	42	Chairman of the Board of Directors

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

        William J. Nydam has served as a member of our board of directors since April 2006. Mr. Nydam is currently the Chief Product and Business Development Officer for Safe Life, a venture backed private company that has developed and patented various stable, broad-spectrum, fast acting antimicrobial technologies for the creation of multiple "next generation" products for the protection of life and property from microbial threats. From March 2003 to August 2006, Mr. Nydam served as president and chief operating officer of Endocare, Inc., a publicly-traded medical device company. Prior to joining Endocare, Mr. Nydam was president and chief executive officer of Pulse Metric, Inc., a cardiovascular device company, from September 2001 to December 2002. Mr. Nydam previously served as senior vice president for Science Applications International Corporation, an employee-owned research and engineering firm, from September 1999 to August 2001. Prior to that time, Mr. Nydam worked for Premier, Inc., a national alliance of healthcare providers, where he served as executive vice president from April 1996 to August 1999, chief operating officer from May 1992 to March 1996 and senior vice president and chief financial officer from January 1986 to April 1992. Mr. Nydam holds a B.S. degree in accounting and an M.B.A. from the University of California at Berkeley and he is a certified public accountant.

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

        Audit Committee.    The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The members of our audit committee are Thomas F. Herman, Robert J. Kenneth and William J. Nydam. Our board of directors has determined that (i) Mr. Nydam and Mr. Herman are audit committee financial experts, as defined by the rules of the Securities and Exchange Commission, and (ii) Mr. Nydam and Mr. Herman are "independent" as independence is defined in the Nasdaq Stock Market qualification standards.

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

        Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except that (i) MedCap made late filings with respect to a transaction in February 2007, a transaction in March 2007, and a transaction in July 2007; and (ii) Mr. Toney made late filings with respect to a transaction in January 2007, two transactions in February 2007, a transaction in March 2007, two transactions in May 2007, a transaction in June 2007, and two transactions in July 2007.

Code of Ethics

        The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth information regarding compensation earned in 2007 and 2006 by our Chief Executive Officer, our Chief Financial Officer, our Senior Vice President and Chief Nursing Officer (these individuals are collectively referred to as our "named executive officers"):

Name and Principal Position	Year	Salary	Stock Award(s)	Option Award(s) (1)	All Other Compensation		Total Compensation
John B. Kaiser(2) Director and Chief Executive Officer	2007	$187,500	$900,000	$—	$40,950	(3)	$1,128,450
James D. Durham(4) Former Chairman and Chief Executive Officer	2007 2006	370,460 363,847	— 675,000	440,802 —	265,678 18,667	(5) (6)	823,607 1,057,514
James J. TerBeest Chief Financial Officer and Secretary	2007 2006	245,000 207,885	— —	70,580 489,917	50,244 53,457	(7) (8)	365,824 751,259
Randall C. Turnbull(9) Senior Vice President and Chief Nursing Officer	2007 2006	65,878 138,462	— —	12,705 61,216	— —		78,583 199,678

(1)
The method of and assumptions used to calculate the value of the stock awards and options granted to our named executive officers is discussed in Note 1 to our financial statements included elsewhere in this Form 10-K.

(2)
Mr. Kaiser began employment with the Company on March 27, 2007.

(3)
Consists of reimbursement for commuting expenses in the amount of $40,950.

(4)
Mr. Durham resigned effective March 1, 2007. Payments to him subsequent to that date are considered severance payments and have been outlined in the later section called "Severance Payments to Former Executive Officers".

(5)
Consists of health insurance benefits in the amount of $11,560, reimbursement for commuting expenses in the amount of $785 and $253,333 of consulting fees.

(6)
Consists of health insurance benefits in the amount of $6,259 and reimbursement for commuting expenses in the amount of $12,408.

(7)
Consists of health insurance benefits in the amount of $9,217 and reimbursement for commuting expenses in the amount of $41,027.

(8)
Consists of health insurance benefits in the amount of $4,978 and reimbursement for commuting expenses in the amount of $48,479.

(9)
Mr. Turnbull resigned effective April 27, 2007 and was rehired on February 19, 2008.

Employment Agreements

Employment Arrangements with John B. Kaiser

        In March 2007 we entered into an Executive Employment Agreement with John B. Kaiser, our Chief Executive Officer, pursuant to which Mr. Kaiser receives $250,000 in base salary for his service to the

Company. In addition, pursuant to the arrangement, we agreed to issue Mr. Kaiser 2,000,000 shares of our restricted common stock. In the event that we terminate Mr. Kaiser's employment at any time without "Cause" (as defined in the agreement), he will be eligible to receive a severance payment equal to 100% of his base salary for the remaining period within the employment period (initial period of one-year commencing in March 2007) and vesting of 25% of the above restricted stock grant.

        For purposes of the employment agreement, we may terminate Mr. Kaiser for "Cause" in the event that he (i) is indicted for or charged with a crime involving dishonesty, breach of trust, or physical harm to any person (except for misdemeanor resulting from harm caused through the operation of a motor vehicle); (ii) willfully engages in conduct that is in bad faith and materially injurious to us (including misappropriation of trade secrets, fraud or embezzlement); (iii) commits a material, uncured breach of the employment agreement; (iv) willfully refuses to implement or follow a lawful policy or directive that is consistent with the terms of the employment agreement; (v) engages in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally. Mr. Kaiser may terminate the employment agreement for "Good Reason" upon (i) a change in his position which materially reduces his level of responsibility; or (ii) a reduction in his base salary (unless the base salaries of all executive employees are also proportionately reduced).

        On March 26, 2007, we granted Mr. Kaiser CEO, 2,000,000 shares of restricted common stock. Twenty-five percent of the shares vest on March 26, 2008 and one-thirty-sixth of the remaining unvested shares vest at the end of the 13th month and each month thereafter, such that the shares will be 100% vested after forty-eight months of continuous service. In the event of a corporate transaction, all outstanding Shares shall automatically become fully vested six months following the effective date of such corporate transaction, subject to certain conditions being met. In addition, in the event Mr. Kaiser is terminated without cause or voluntarily for good reason at any time prior to March 26, 2008, twenty-five percent of the shares that would have vested on March 26, 2008 vest on the date of such termination. In March 2008 the vesting provisions of the grant were revised such that the shares will vest in accordance with the following schedule: (i) 875,000 shares shall vest on the first trading day following January 1, 2009. One-forty-eighth (1/48th) of the shares shall vest on the last trading day of January 2009 and on the last trading day of each month thereafter, such that the shares will be one-hundred percent (100%) vested after approximately forty-eight (48) months of continuous service from the vesting commencement date, and (ii) in the event Mr. Kaiser's continuous service is terminated without cause or voluntarily by the grantee with good reason at any time prior to the first trading day following January 1, 2009, 500,000 shares shall vest on the date of such termination. On and after the first trading day following January 1, 2009, vesting shall cease upon the date of termination of Mr. Kaiser's continuous service for any reason. In the event of a corporate transaction, all outstanding Shares shall automatically become fully vested six months following the effective date of such corporate transaction, subject to certain conditions being met.

Employment Arrangements with James J. TerBeest

        In May 2005 we entered into an Executive Employment Agreement with James J. TerBeest, our Chief Financial Officer, pursuant to which Mr. TerBeest will receive $175,000 in salary for his service to the Company. In addition, pursuant to the arrangement, we agreed to issue Mr. TerBeest a restricted stock bonus of 50,000 shares of our common stock. During 2007, Mr. TerBeest forfeited all of his 50,000 shares. In the event that we terminate Mr. TerBeest's employment at any time without "Cause" (as defined in the agreement), he will be eligible to receive a severance payment equal to (i) six (6) months of his base salary plus (ii) one (1) month of his base salary for each month of employment beginning on January 1, 2005 in excess of six (6) months but not to exceed twelve (12) months.

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

        On March 6, 2007, we and Mr. TerBeest entered into a Second Amendment to the employment agreement to provide that (i) on or before December 31, 2007 Mr. TerBeest will relocate his principal residence to Dallas, Texas; and (ii) until Mr. TerBeest relocates his residence, we will pay for his weekly round trip airfare between Dallas, Texas and Louisville, Kentucky and his lodging expenses while in Dallas, Texas.

        On November 19, 2007, we and Mr. TerBeest entered into a Third Amendment to Executive Employment Agreement. The amendment provides, among other things, that (i) the Company agreed to eliminate failure to relocate Mr. TerBeest's permanent residence to Dallas, Texas as a reason for termination for cause (ii) the Company agreed to pay for Mr. TerBeest's weekly round trip airfare between Dallas, Texas and Lousiville, Kentucky and Mr. TerBeest's lodging expenses while in Dallas, Texas, and (iii) Mr. TerBeest agreed in exchange for (i) and (ii) to forego his right to receive the one-half percent (0.5%) bonus in connection with a Corporate Transaction referred to in the preceding paragraph.

        On March 24, 2006 we granted Mr. TerBeest an option to purchase 150,000 shares of common stock at a per share exercise price of $4.50. The shares of common stock subject to the option vest in accordance with the following schedule: 1/4 of the total shares vest on March 24, 2007 and 1/48th of the total shares vest monthly thereafter.

        On May 2, 2007, we granted Mr. TerBeest an option to purchase 150,000 shares of common stock at a per share price of $.49, of which 40,625 shares were immediately vested and 3,125 shares vest each month for 36 months following the grant date.

Employment Arrangements with Randall C. Turnbull

        Mr. Turnbull is employed at will and does not have an employment agreement.

        Option grants of 20,000 shares on May 2, 2006 and 31,500 shares on February 5, 2007 were forfeited when Mr. Turnbull resigned on April 27, 2007.

Employment Arrangements with James D. Durham

        We previously entered into an Employment Agreement with James D. Durham, our former Chairman and Chief Executive Officer. Pursuant to the Employment Agreement, we agreed to pay Mr. Durham a base salary of $320,000 for the 2004 calendar year, subject to adjustment each calendar year thereafter by the Board of Directors. In the event that Mr. Durham became subject to an "Involuntary Termination," we agreed to pay severance to Mr. Durham in one lump sum within thirty (30) days of the date of such Involuntary Termination in an aggregate amount equal to two times his then-current rate of base salary. In addition, for a period of twenty-four months, Mr. Durham would also be provided with life, health and disability plan benefits.

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

        As discussed later in this section, Mr. Durham's employment agreement, as amended, has been terminated in connection with his resignation and entry into a Severance Agreement.

Outstanding Equity Awards at December 31, 2007

        The following table provides information as of December 31, 2007 regarding (i) each unexercised stock option held by each of our named executive officers and (ii) outstanding unvested shares of restricted stock held by our named executive officers as of December 31, 2007.

	Option Awards						Stock Awards
							Number of Unearned Shares, Units Rights that Have Not Vested	Market or Payout Value of Unearned Shares, Units Rights that Have Not Vested
	Number of Securities Underlying Unexercised Options
				Option Exercise Price(1)	Option Expiration Date
	Exercisable		Unexercisable
John B. Kaiser	—		—	$—	—	(2)	2,000,000	$400,000
James D. Durham	— 43,333	(3)	233,333 —	0.30 31.00	12/31/2018 8/3/2014		— —	— —
James J. TerBeest	62,500 62,500	(4) (5)	87,500 87,500	0.49 4.50	5/2/2017 3/24/2016		— —	— —
Randall C. Turnbull	—	(6)	25,000	0.18	2/5/2018		—	—

(1)
Represents the fair market value of a share of our common stock on the grant date of the option.

(2)
On March 26, 2007, we granted Mr. Kaiser, our CEO, 2,000,000 shares of restricted common stock. In March 2008 vesting provisions of the grant were revised such that the shares will vest in accordance with the following schedule: (i) eight hundred seventy-five (875,000) shares shall vest on the first trading day following January 1, 2009. One-forty-eighth (1/48th) of the shares shall vest on the last trading day of January 2009 and on the last trading day of each month thereafter, such that the shares will be one-hundred percent (100%) vested after approximately forty-eight (48) months of continuous service from the vesting commencement date (ii) in addition, in the event the grantee's continuous service is terminated without cause or voluntarily by the grantee with good reason at any time prior to the first trading day following January 1, 2009, 500,000 shares shall vest on the date of such termination. On and after the first trading day following January 1, 2009, vesting shall cease upon the date of termination of the grantee's continuous service for any reason. In the event of a corporate transaction, all outstanding Shares shall automatically become fully vested six months following the effective date of such corporate transaction, subject to certain conditions being met. The value used was the trading value of Crdentia's stock on December 31, 2007.

(3)
These shares are totally vested and become exercisable on December 31, 2008.

(4)
On May 2, 2007, the Company granted 150,000 option shares to Mr. TerBeest at an exercise price of $.49 per share, of which 40,625 shares were immediately vested and 3,125 shares vest each month for 35 months following the grant date.

(5)
The options vest over four years with 1/4 of the shares of underlying common stock vesting on the first anniversary of the grant date and 1/48th of the shares of underlying common stock vesting each month thereafter.

(6)
The options vest over four years with 1/4 of the shares of underlying common stock vesting on the first anniversary of the grant date and 1/48th of the shares of underlying common stock vesting each month thereafter.

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

Severance Payments to Former Executive Officers

Retirement of James D. Durham

        On March 6, 2007, James D. Durham, the Company's Chief Executive Officer, announced his retirement, and the Company accepted his resignation and retirement, effective March 1, 2007. Mr. Durham also stepped down as Chairman of the Board and as a member of the Company's Board of Directors, effective March 1, 2007. Mr. Durham agreed to serve as a consultant to the Company for an eight month period. In connection with Mr. Durham's resignation, Mr. Durham and the Company executed a Severance Agreement and Mutual Release of Claims, effective March 14, 2007. The Severance Agreement provides for, among other things: (a) payment of an additional $60,161 within three days of the effective date of the Severance Agreement; (b) payment of $31,667 per month during the eight month consulting period; (c) payment of a lump sum severance amount of $250,000 within seven business days of November 1, 2007; (d) an additional grant of an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.60 per share; (e) continuation of health insurance coverage for a 24 month period following the effective date; and (f) vesting in the restricted stock awards granted to Durham on March 24, 2006 and May 31, 2005 continued during the period Durham provides consulting services and ceased as of October 31, 2007.

        The Company and Mr. Durham had previously entered into an employment agreement effective August 1, 2002, as amended by the Amendment to Employment Agreement effective August 1, 2004 and the Second Amendment to Employment Agreement effective as of November 8, 2005. Mr. Durham's employment agreement, as amended, has been terminated in connection with his resignation and entry into the Severance Agreement.

        On December 31, 2003, we entered into a Bonus and Other Agreement with Mr. Durham, pursuant to which we agreed, among other things, to pay to Mr. Durham cash bonuses in the amount of $540,000 on each of December 31, 2006 and January 4, 2007. On November 17, 2005 we entered into an Amendment to Bonus and Other Agreement with Mr. Durham, pursuant to which the Bonus and Other Agreement was amended to provide that we will pay to Mr. Durham cash bonuses in the amount of $540,000 on each of December 31, 2008 and January 4, 2009 for which we have accrued $991,728 at December 31, 2007. Mr. Durham's long-term bonuses are not affected by his resignation and retirement.

Compensation of Directors

        The following table sets forth information regarding compensation earned in 2007 by our directors:

Name	Option Awards	Stock Awards	Total
C. Fred Toney(1)	$—	$—	$—
Thomas F. Herman(2)	94,106	—	94,106
William J. Nydam(3)	—	98,000	98,000
Robert J. Kenneth(4)	—	98,000	98,000

(1)
Mr. Toney had no outstanding options to purchase shares at December 31, 2007 since he forfeited all option shares outstanding.
(2)
Mr. Herman had options to purchase 211,624 shares outstanding at December 31, 2007.

(3)
At December 31, 2007, Mr. Nydam had options to purchase 10,000 shares of common stock and 200,000 shares of restricted stock.
(4)
At December 31, 2007, Mr. Kenneth had options to purchase 4,998 shares of common stock and 200,000 shares of restricted stock.

        On May 4, 2007, we issued 200,000 shares of restricted common stock to each of Messrs. Nydam and Kenneth and granted an option to purchase 200,000 shares of common stock at an exercise price of $0.49 per share to Mr. Herman. The restricted shares vest 50% on May 4, 2008 and 50% on May 4, 2009; the option is exercisable with respect to 50% of the shares subject to such option on May 4, 2008 and 50% of the shares subject to such option on May 4, 2009. The issuance of the restricted common stock or option was compensation to these board members for future services. Further, on May 4, 2007 the Board of Directors terminated our director cash compensation program, pursuant to which (i) non-employee directors received an annual payment of $50,000, payable quarterly, for their service as members of the Board of Directors, including attending meetings of the Board of Directors, (ii) members of the audit committee received an annual payment of $55,000, payable quarterly, for their service as members of the audit committee, and (iii) the chairman of the audit committee received an annual payment of $62,500, payable quarterly, for his service. The directors other than Mr. Toney had previously agreed that the cash compensation payable to the directors would be accrued indefinitely and not paid until such time as the Board determined that we had sufficient cash flow; Mr. Toney waived the accrual of any cash compensation with respect to himself. In connection with the termination of the director cash compensation program, our directors waived and forgave payment of any previously accrued cash director fees.

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

  •
  any breach of the director's duty of loyalty to the Company or its stockholders;

  •
  any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

  •
  any act related to unlawful stock repurchases, redemptions or other distributions or payment of dividends; or

  •
  any transaction from which the director derived an improper personal benefit.

        These limitations of liability do not affect the availability of equitable remedies such as injunctive relief or rescission.

        As permitted by Section 145 of the Delaware General Corporation Law, the Company's amended and restated bylaws provide that:

  •
  the Company may indemnify its directors, officers and employees to the fullest extent permitted by the Delaware General Corporation Law, subject to limited exceptions;

  •
  the Company may advance expenses to its directors, officers and employees in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to limited exceptions; and

  •
  the rights provided in its amended and restated bylaws are not exclusive.

        We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements provide that we hold harmless and indemnify each such director and executive officer to the fullest extent authorized or permitted by law. In addition, subject to certain conditions, these indemnification agreements provide for payment of expenses (including attorney's fees) actually and reasonably incurred in connection with any threatened, pending or completed proceeding to which the indemnified director or executive officer or employee is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that he or she is, was or at any time becomes a director or executive officer of us, or is or was serving or at any time serves at the request of us as a director or executive officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. In addition, we have purchased policies of directors' and officers' liability insurance, which insure our directors and executive officers against the cost of defense, settlement or payment of a judgment in some circumstances.

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the small business issuer to the foregoing provisions, or otherwise, the issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 unless otherwise noted, by:

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

        Percentage of beneficial ownership is based on 50,023,796 shares of common stock outstanding as of March 31, 2008. The number of shares of common stock beneficially owned by each person and the percentage ownership of each person include any shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days of March 31, 2008, if any.

        Unless otherwise indicated, the address for the following stockholders is c/o Crdentia Corp., 5001 LBJ Freeway, Suite 850, Dallas, Texas 75244.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers, Directors and Nominees:
John Kaiser(1)	2,085,000	4.17%
James J. TerBeest(2)	167,500	*
James D. Durham(3)	1,790,614	3.51%
Thomas F. Herman(4)	109,964	*
Robert J. Kenneth(5)	226,077	*
William J. Nydam(6)	283,133	*
C. Fred Toney(7)	24,068,336	45.32%
5% Stockholders:
MedCap Partners, L.P.(8) 500 Third Street, Suite 535 San Francisco, CA 94107	15,089,840	29.46%
Latin Healthcare Investments, LLC(9) c/o William Chase 30 Nagos Park, Suite 210 Acton, MA 01720	3,975,000	7.72%
FatBoy Capital, L.P.(10) c/o SeaCap Management LLC 500 International Dr., Suite 275 Budd Lake, NJ 07828	9,533,333	17.73%
All directors and executive officers as a group (7 persons)(11)	28,730,624	52.80%

*
Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
Includes (i) 2,000,000 shares of restricted stock held by Mr. Kaiser; (ii) 85,000 shares of common stock held by Mr. Kaiser.

(2)
Includes (i) 162,500 shares subject to options exercisable within 60 days of March 31, 2008; and, (ii) 5,000 shares of common stock held by Mr. TerBeest.

(3)
Includes (i) 39,966 shares of common stock held with his former spouse, Sandra J. Jones, as community property; (ii) 1,333 shares of common stock held by Paine Webber as custodian for the IRA FBO James D. Durham; (iii) 514,630 shares of common stock held by the James D. Durham Living Trust (1997), as amended; (iv) 6,666 shares of common stock held by RCMJ, LLC, as its managing member; (v) 1,021,666 shares subject to options exercisable within 60 days of March 31, 2008; (vi) 29,688 shares of restricted common stock held by Mr. Durham; and (vii) 176,666 shares owned by Mr. Durham. Mr. Durham retired effective March 1, 2007.

(4)
Consists of 109,964 shares subject to options exercisable within 60 days of March 31, 2008.

(5)
Includes (i) 3,333 shares of common stock held by Mr. Kenneth; (ii) 19,447 shares of common stock held by the Kenneth Family Trust U/A 3/11/87; (iii) 3,298 shares subject to options exercisable within 60 days of March 31, 2008; and (iii) 200,000 shares of restricted stock held by Mr. Kenneth.

(6)
Includes (i) 78,480 shares of common stock held by Mr. Nydam; (ii) 4,652 shares subject to options exercisable within 60 days of March 31, 2008; and (iii) 200,000 shares of restricted stock held by Mr. Nydam.

(7)
Includes (i) 13,898,173 shares of common stock and 1,191,667 warrants exercisable within 60 days of March 31, 2008 held by MedCap Partners L.P. and (ii) 2,420,163 shares of common stock and 1,058,333 warrants exercisable within 60 days of March 31, 2008 held by MedCap Master Fund L.P., and (iii) 4,666,667 shares of common stock and 833,333 warrants exercisable within 60 days of March 31, 2008 owned by C. Fred Toney. C. Fred Toney, a member of the board of directors, is managing partner of MedCap Management & Research, LLC, the general partner of MedCap Partners L.P. and MedCap Master Fund L.P. Mr. Toney disclaims beneficial ownership of the shares and warrants held by MedCap Partners, L.P. and MedCap Master Fund L.P., except to the extent of his pecuniary interest therein.

(8)
Includes (i) 13,898,173 shares of common stock and 1,191,667 warrants exercisable within 60 days of March 31, 2008.

(9)
Includes (i) 2,500,000 shares of common stock and 1,475,000 warrants exercisable within 60 days of March 31, 2008.

(10)
Includes (i) 5,800,000 shares of common stock and 3,733,333 warrants exercisable within 60 days of March 31, 2008.

(11)
Includes 4,385,413 shares subject to options and purchase rights exercisable within 60 days of March 31, 2008.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under currently outstanding equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders(1)	306,899	$1.94	2,035,492
Equity Compensation Plans not Approved by Security Holders(2)	1,890,305	2.58	0
Total	2,197,204	2.49	2,035,492

(1)
Consists of our 2004 Stock Incentive Plan.

(2)
Consists of (i) an option to purchase 3,333 shares of common stock granted to Thomas F. Herman on December 16, 2003; (ii) an option to purchase 233,333 shares of common stock granted to James D. Durham on December 31, 2003; (iii) an option to purchase 20,608 common shares issued to Pamela G. Atherton on December 22, 2003; (iv) an option to purchase 21,667 common shares issued to Pamela G. Atherton on August 3, 2004; (v) an option to purchase 43,333 shares of common stock granted to James D. Durham on August 3, 2004; (vi) an option to purchase 150,000 shares of common stock granted to James J. TerBeest on March 24, 2006; (vii) an option to purchase 1,000,000 shares of common stock granted to James D. Durham on March 14, 2007 and (viii) options to purchase 418,031 shares of common stock granted to several employees and directors on May 2, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

        Our board of directors has determined that each of its directors, other than John Kaiser, our Chief Executive Officer, is independent as that term is defined under Nasdaq Stock Market listing standards.

Transactions

        Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which (i) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and (ii) any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person's immediate family had or will have a direct or indirect interest, other than the transactions described below.

Acquisition of iVow, Inc.

        On September 21, 2006, we entered into an Agreement and Plan of Merger, dated as of September 20, 2006 (the "Merger Agreement"), by and among Crdentia, iVOW, Inc. ("iVOW") and iVOW Acquisition Corp., a wholly-owned subsidiary of Crdentia ("Merger Sub"). Members of our board of directors, C. Fred Toney and William Nydam, also served on the board of directors of iVOW at the time our board of directors approved the Merger Agreement. Mr. Toney is a Managing Member of MedCap. MedCap beneficially owned more than 76% of the outstanding shares of Crdentia and 26% of the outstanding shares of iVOW, as reported in iVOW's proxy statement for its 2006 Annual Meeting of Stockholders filed with the SEC on May 10, 2006. In addition, Mr. Durham is a former director of iVOW.

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

Right of First Negotiation and Related Agreements

        On November 3, 2006, we entered into a Right of First Negotiation Agreement with Mr. Durham, Mr. Toney and MedCap, granting Mr. Durham, Mr. Toney and MedCap Partners L.P. the exclusive right to negotiate with us to acquire Sound Health Solutions, Inc. ("SHS"), a wholly-owned subsidiary of iVOW, if and when we closed our proposed acquisition of iVOW pursuant to the Agreement and Plan of Merger. We entered into the Right of First Negotiation Agreement in consideration for Mr. Durham, Mr. Toney and MedCap's grant of an advance of $1,000,000 to a cash collateral account for benefit of us to facilitate additional borrowing by us from Bridge Healthcare Finance LLC (the "Advance"). Such funds were used to cover the operating expenses of both Crdentia and iVOW, pursuant to the Interim Management Agreement entered into by Crdentia and iVOW on September 20, 2006 in connection with the entry into the Merger Agreement. Mr. Durham, Mr. Toney and MedCap were also granted a security interest in the outstanding shares of SHS by iVOW. The agreement granting such security interest was executed by us for iVOW under our authority granted pursuant to an Interim Management Agreement entered in connection with the Merger Agreement.

Bridge Over-Advance Guarantees

        During 2006, Bridge Healthcare made $2,425,000 available to us in the form of over-advances. The $2,425,000 of over-advances were partially secured by a guaranty from MedCap, partially secured by a personal guaranty from C. Fred Toney and partially secured by a personal guaranty from James D. Durham.

Comerica Note Guarantees

        On January 19, 2007, Crdentia delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank. Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC. The Note has a maturity date of January 31, 2008 and bears interest at a per annum rate equal to Comerica's base rate from time to time in effect minus one-half of one (1/2%) percent. The Note is secured by, and Comerica was granted a security interest in, all items deposited in Crdentia's account with Comerica. The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable.

        As security for Crdentia's prompt and complete payment of its obligations under the Note, (i) James D. Durham pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $600,000 certificate of deposit with Comerica, (ii) MedCap pledged and granted to Comerica a security interest in all of its right, title and interest in and to a $250,000 certificate of deposit with Comerica, and (iii) C. Fred Toney pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $1,125,000 certificate of deposit with Comerica. In addition, MedCap delivered a Guaranty to Comerica pursuant to which it agreed to unconditionally and absolutely guarantee to Comerica payment when due of all existing and future indebtedness of Crdentia to Comerica.

Issuances of Common Stock

        During the year ended December 31, 2007, we completed eleven closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 8,166,660 shares of common stock at a price of $0.60 per share, with aggregate gross proceeds of $4,900,000.

        During October and November 2007, the Company completed two closings on a Securities Purchase Agreement with certain investors for the private placement of 19,166,667 shares of common stock at a price of $0.30 per share for aggregate proceeds of $5,750,000. The private placement also provided for warrants to purchase up to 9,583,333 shares of common stock at $0.35. The warrants have a life of five years.

        MedCap Partners L.P. invested $2,600,000 in these private placements for 5,524,997 shares of common stock and warrants to purchase 1,191,667 shares, MedCap Master Fund L.P. invested $815,000 in the private placement for 2,391,666 shares of common stock and warrants to purchase 1,058,333 shares, and C. Fred Toney, Chairman of the Board of Directors, individually invested $2,300,000 in the private placement for 4,666,667 shares of common stock and warrants to purchase 833,333 shares. Mr. Toney abstained from the Board of Directors' vote in favor of the private placement.

Bridge Loan

        On January 15, 2008, we obtained a $1,000,000 loan from FatBoy Capital, LP, a Delaware limited partnership, to fund working capital needs. No equity securities, and no securities exercisable, convertible or exchangeable for equity securities, were issued in connection with the loan. The loan was payable upon the earlier of (i) March 31, 2008 or (ii) the date of the closing of any refinancing of prior secured indebtedness by us. The loan bore interest at the rate of eighteen percent (18%) per annum and interest on past-due principal and past-due interest accrued at the rate of twenty-four percent (24%) per annum and was payable on demand. We paid FatBoy a five percent (5%) commitment fee for the extension of the loan. MedCap Partners L.P. unconditionally guaranteed our obligations under the loan. The loan was repaid on February 22, 2008.

FatBoy Warrant

        In consideration of advisory services, in October 2007 we issued a warrant to FatBoy Capital, LP to purchase up to 1,000,000 shares of our common stock at $0.45 per share.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006 by KBA Group LLP:

	2007	2006
Audit Fees(1)	$239,400	$212,725
Audit-Related Fees(2)	10,505	4,075
Tax Fees(3)	98,096	33,701
All Other Fees	—	—

Total	$348,001	$250,501

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

        The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by its independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Financial Statements

    The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

  2.
  Exhibits:

    See the Exhibit Index on page 47 of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.
Dated: March 31, 2008	By:	/s/ JOHN B. KAISER John B. Kaiser Chief Executive Officer (Principal Executive Officer)
Dated: March 31, 2008	By:	/s/ JAMES J. TERBEEST James J. TerBeest Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2008	By:	/s/ THOMAS F. HERMAN Thomas F. Herman Director
Dated: March 31, 2008	By:	/s/ JOHN B. KAISER John B. Kaiser Director
Dated: March 31, 2008	By:	/s/ ROBERT J. KENNETH Robert J. Kenneth Director
Dated: March 31, 2008	By:	/s/ WILLIAM J. NYDAM William J. Nydam Director
Dated: March 31, 2008	By:	/s/ C. FRED TONEY C. Fred Toney Director

EXHIBIT INDEX

Exhibit No.	Description
2.9(9)	Agreement and Plan of Reorganization, dated as of March 28, 2005, by and among Crdentia Corp., CRDE Corp., Travmed Acquisition Corporation, Travmed USA, Inc. and the shareholders of Travmed USA, Inc. Certain schedules and exhibits referenced in the Agreement and Plan of Reorganization have been omitted in accordance with Item 601 (b)(2) of Regulation S-B. A copy of the omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.
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
10.85*(54)
SYSTRAN Financial Services Corporation Factoring Agreement, dated February 8, 2007, by and between SYSTRAN Financial Services Corporation and Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., Baker Anderson Christie, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., and Nurses Network, Inc.
10.86*(54)
SYSTRAN Financial Services Corporation Factoring Agreement, dated February 8, 2007, by and between SYSTRAN Financial Services Corporation and Crdentia Corp., Health Industry Professionals, L.L.C., Mint Medical Staffing Odessa, LP, Prime Staff LP and Staff Search Acquisition Corp.
10.87(54)
Collateralized Guaranty Agreement dated February 8, 2007, by AHHC Acquisition Corporation, Arizona Home Health Care/Private Duty, Inc., Baker Anderson Christie, Inc., BAC Acquisition Corporation, Care Pros Staffing, Inc., CPS Acquisition Corp., CRDE Corp., GHS Acquisition Corporation, HIP Acquisition Corporation, HIP Holding Inc., iVOW Acquisition Corporation, NAS Acquisition Corporation, New Age Staffing, Inc., NNI Acquisition Corporation, Nurses Network, Inc., PSR Nurses, Ltd., and PSR Nurse Recruiting, Inc., and PSR Nurses Holdings Corp.
10.88(54)	Collateralized Guaranty Agreement dated February 8, 2007, by Crdentia Corp., Health Industry Professionals, L.L.C., Mint Medical Staffing Odessa, LP, Prime Staff LP, and Staff Search Acquisition Corp.
10.89(54)	Bills, Accounts, and Accounts Receivable Validity Guaranty dated February 8, 2007, by James D. Durham in favor of Systran Financial Services Corporation.
10.90(54)	Bills, Accounts, and Accounts Receivable Validity Guaranty dated February 8, 2007 by James J. TerBeest in favor of Systran Financial Services Corporation.

10.91(54)	Master Revolving Note dated January 19, 2007 between Crdentia Corp. and Comerica Bank.
10.92(55)	Settlement Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007.
10.93(55)	Registration Rights Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007.
10.94(56)	Settlement Agreement by and between Crdentia Corp. and Dawson James Securities, Inc. dated April 13, 2007.
10.954(54)	Registration Rights Agreement by and between Crdentia Corp. and Dawson James Securities, Inc., dated as of April 13, 2007.
10.96(54)	Compromise, Settlement and Release Agreement dated effective March 29, 2007 by and between Crdentia Corp. and William W. Crocker and William C. Crocker.
10.97(57)	Services Agreement by and between Crdentia Corp. and AudioStocks, Inc., dated as of June 25, 2007.
10.98(57)	Warrant to Purchase Common Stock of Crdentia Corp. as issued to AudioStocks, Inc., dated as of June 25, 2007.
10.99(58)	Asset Purchase Agreement by and between Crdentia Corp., Matthew J. Cahillane and C. Michael Emery, dated as of June 30, 2007.
10.100(59)	Settlement Agreement by and between Crdentia Corp., TravMed USA, Inc., Robert Litton and Steve Williams.
10.101(60)	Securities Purchase Agreement, dated October 26, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.
10.102(60)	Registration Rights Agreement, dated October 26, 2007, by and among Crdentia Corp. and the investors identified on the signature pages thereto.
10.103(60)	Form of Common Stock Purchase Warrant, dated October 26, 2007.
10.104(61)	Membership Interest Purchase Agreement by and among Crdentia Corp., CRDE Corp., ATS Universal, LLC, and the members of ATS Universal, LLC dated as of October 22, 2007.
10.105(61)
Asset Purchase Agreement by and among Crdentia Corp., CRDE Corp., MP Health Corp., Medical People Healthcare Services, Inc., and the shareholders of Medical People Healthcare Services, Inc., dated as of October 22, 2007.
10.106
Joinder and First Amendment to Factoring Agreement, dated November 21, 2007, by and among Textron Financial Corporation, Crdentia Corp., ATS Universal, LLC, Health Industry Profesionals, L.L.C., Mint Medical Staffing Odessa, L.P., Prime Staff, LP, and Staff Search Acquisition Corp.
10.107(62)	Amendment to Registration Rights Agreement, by and between Crdentia Corp. and the investors indentified on the signature pages thereto, dated as of November 30, 2007.
10.108(62)	Waiver of Registration Rights, by and between Crdentia Corp. and the investors identified on the signature pages thereto, dated as of November 30, 2007.
10.109(63)	Promissory Note, dated January 14, 2008, issued by Crdentia Corp. to FatBoy Capital, LP.

10.110(64)	Revolving Credit and Term Loan Agreement dated February 22, 2008 by and between Crdentia Corp. and ComVest Capital, LLC.
10.111(64)	Revolving Credit Note dated February 22, 2008 by Crdentia Corp. in favor of ComVest Capital, LLC.
10.112(64)	Term Note (Tranche A) dated February 22, 2008 by Crdentia Corp. in favor of ComVest Capital, LLC
10.113(64)	Term Note (Tranche B) dated February 22, 2008 by Crdentia Corp. in favor of ComVest Capital, LLC.
10.114(64)	Common Stock Purchase Warrant of Crdentia Corp. issued to ComVest Capital, LLC as of February 22, 2008.
10.115(64)	Registration Rights Agreement dated February 22, 2008 by and between Crdentia Corp. and ComVest Capital, LLC.
10.116	Crdentia Corp. Amended and Restated 2004 Stock Incentive Plan.
14.1	Code of Business Conduct and Ethics
23.1	Consent of KBA Group LLP.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#
Indicates management contract or compensatory plan.

*
Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

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

(54)
Previously filed with a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.

(55)
Previously filed with a Current Report on Form 8-K dated April 4, 2007 and incorporated herein by reference.

(56)
Previously filed with a Current Report on Form 8-K dated April 12, 2007 and incorporated herein by reference.

(57)
Previously filed with a Current Report on Form 8-K dated June 25, 2007 and incorporated herein by reference.

(58)
Previously filed with a Current Report on Form 8-K dated June 30, 2007 and incorporated herein by reference.

(59)
Previously filed with a Current Report on Form 8-K dated September 14, 2007 and incorporated herein by reference.

(60)
Previously filed with a Current Report on Form 8-K dated October 26, 2007 (filed on October 29, 2007 with the SEC) and incorporated herein by reference.

(61)
Previously filed with a Current Report on Form 8-K dated October 26, 2007 (filed on November 1, 2007 with the SEC) and incorporated herein by reference.

(62)
Previously filed with a Current Report on Form 8-K dated December 5, 2007 and incorporated herein by reference.

(63)
Previously filed with a Current Report on Form 8-K dated January 15, 200 and incorporated herein by reference.

(64)
Previously filed with a Current Report on Form 8-K dated February 22, 2008 and incorporated herein by reference.

Index to Consolidated Financial Statements

Crdentia Corp.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crdentia Corp.

        We have audited the accompanying consolidated balance sheets of Crdentia Corp. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crdentia Corp. as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses totaling $15,547,729 and $16,072,929 for the years ended December 31, 2007 and 2006, respectively, and has used cash flows from operating activities totaling $5,759,411 and $4,095,290 for the years ended December 31, 2007 and 2006, respectively. Additionally, at December 31, 2007, the Company's current liabilities exceed their current assets by $5,273,831. These conditions, among others described in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard 123(R), Share-Based Payment.

/s/ KBA Group LLP
KBA Group LLP
Dallas, Texas
March 31, 2008

Crdentia Corp.

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$94,470	$198,068
Accounts receivable, net of allowance for doubtful accounts of $961,160 and $450,000, respectively	6,081,131	5,776,473
Prepaid expenses and other current assets	1,748,315	700,524

Total current assets	7,923,916	6,675,065
Property and equipment, net	344,212	469,396
Goodwill	15,063,047	14,532,917
Intangible assets, net	1,272,164	1,581,954
Other assets	243,969	628,764

Total assets	$24,847,308	$23,888,096

Current liabilities:
Revolving lines of credit	$4,355,338	$6,412,029
Accounts payable and accrued expenses	3,627,305	3,807,253
Due to iVOW	—	791,943
Accrued employee compensation and benefits	880,718	896,260
Current portion of notes payable including amounts due to significant stockholders of $935,425 and $1,234,078, respectively	1,534,333	1,234,078
Notes payable to lender, net of discount of $80,150 at December 31, 2006	2,075,000	701,717
Debentures, net of discount of $1,109,313 at December 31, 2006	—	554,687
Insurance premiums due and other current liabilities	725,053	345,643

Total current liabilities	13,197,747	14,743,610
Debentures, net of discount of $153,750 at December 31, 2007	371,250	—
Long-term note payable	375,667	—
Long-term bonus payable, net of current portion	495,864	903,455
Other long-term liabilities	—	757,954

Total liabilities	14,440,528	16,405,019

Commitments and contingencies
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, par value $0.0001, 150,000,000 shares authorized at December 31, 2007 and December 31, 2006; 49,860,327 shares issued and outstanding at December 31, 2007 and 14,538,313 shares issued and 14,430,672 shares outstanding at December 31, 2006	4,986	1,454
Additional paid-in capital	145,235,911	126,768,011
Treasury stock, no shares at December 31, 2007 and 107,641 shares at cost at December 31, 2006	—	—
Accumulated deficit	(134,834,117)	(119,286,388)

Total stockholders' equity	10,406,780	7,483,077

Total liabilities and stockholders' equity	$24,847,308	$23,888,096

The accompanying notes are an integral part of these consolidated financial statements.

Crdentia Corp.

Consolidated Balance Sheets

Crdentia Corp.

Consolidated Statements of Operations

	Year ended December 31,
	2007	2006
Revenue from services	$32,472,552	$35,744,497
Direct operating expenses	25,509,860	28,576,809

Gross profit	6,962,692	7,167,688

Operating expenses:
Selling, general, and administrative expenses	17,150,869	13,764,472
Loss on impairment of intangibles	3,100,000	10,123,000
Gain from settlement of claims	(562,819)	(964,618)
Gain from extinguishment of debt	—	(2,691,277)

Total operating expenses	19,688,050	20,231,577

Loss from continuing operations before interest and taxes	(12,725,358)	(13,063,889)
Interest expense, net	(3,129,514)	(3,327,208)

Loss from continuing operations before income taxes	(15,854,872)	(16,391,097)
Income tax expense	—	—

Loss from continuing operations	(15,854,872)	(16,391,097)
Income from discontinued operations	180,697	318,168
Gain from sale of discontinued operations	126,446	—

Net loss	$(15,547,729)	$(16,072,929)

Deemed dividend on preferred stock	—	(45,554,618)

Net loss attributable to common stockholders	$(15,547,729)	$(61,627,547)

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.54)	$(5.55)
Income from discontinued operations	0.01	0.03

Basic and diluted loss per common share attributable to common stockholders	$(0.53)	$(5.52)

Weighted average number of common shares outstanding	29,532,835	11,174,099

The accompanying notes are an integral part of these consolidated financial statements.

Crdentia Corp.

Consolidated Statements of Stockholders' Equity

	Common Stock
			Additional Paid-In Capital
	Shares	Amount		Accumulated Deficit	Total
Balance, December 31, 2005	3,515,760	$352	$109,802,174	$(103,213,459)	$6,589,067
Common stock issued as payment of preferred stock dividends	45,758	4	800,743	—	800,747
Common stock issued for acquisition of Staff Search LTD	229,128	23	976,151	—	976,174
Common stock issued in exchange for Series C convertible preferred stock	9,151,400	915	10,019,133	—	10,020,048
Common stock issued in exchange for Series B-1 warrants and Series C warrants	1,105,731	111	839,444	—	839,555
Fair value of common stock returned in connection with settlement of acquisition claim	(59,150)	(6)	(1,064,687)	—	(1,064,693)
Restricted common stock issued to officers	150,000	15	(15)	—	—
Common stock issued for cash, net of expenses	233,333	23	1,288,409	—	1,288,432
Beneficial conversion feature and fair value of warrants issued in connection with debentures	—	—	2,000,000	—	2,000,000
Conversion of debentures into common stock	55,999	6	335,994	—	336,000
Common stock issued as interest on debentures	110,354	11	136,149	—	136,160
Placement fees related to common stock issued for cash	—	—	(209,867)	—	(209,867)
Stock compensation expense related to option awards	—	—	358,454	—	358,454
Stock compensaton expense related to vesting of restricted common stock awards	—	—	1,485,929	—	1,485,929
Net loss	—	—	—	(16,072,929)	(16,072,929)

Balance, December 31, 2006	14,538,313	$1,454	$126,768,011	$(119,286,388)	$7,483,077

The accompanying notes are an integral part of these consolidated financial statements.

Crdentia Corp.

Consolidated Statements of Stockholders' Equity (Continued)

Crdentia Corp.

Consolidated Statements of Stockholders' Equity

	Common Stock
			Additional Paid-In Capital
	Shares	Amount		Accumulated Deficit	Total
Common stock issued for acquisition of ATS Universal	2,079,209	208	706,723	—	706,931
Forfeiture and cancellation of common stock associated with the ATS Unversal acquisition	(2,079,209)	(208)	(706,723)	—	(706,931)
Restricted common stock issued to directors and officers	2,400,000	240	(240)	—	—
Common stock and warrants issued for cash, net of expenses	27,333,326	2,733	10,417,355	—	10,420,088
Conversion of debentures into common stock	2,298,333	230	1,138,770	—	1,139,000
Common stock issued as interest on debentures	148,077	15	52,478	—	52,493
Exercise of stock warrants and options	158,910	16	40,261	—	40,277
Common stock issued in settlement of disputes	2,212,500	221	1,196,891	—	1,197,112
Common stock and warrants issued for services	1,247,500	125	1,133,137	—	1,133,262
Retirement and cancellation of treasury and restricted stock	(348,265)	(35)	35	—	—
Fair value of common stock returned and retired in connection with the sale of the Detroit operations	(128,367)	(13)	(64,171)	—	(64,184)
Stock compensation expense related to option awards	—	—	979,735	—	979,735
Stock compensaton expense related to vesting of restricted common stock awards	—	—	3,573,649	—	3,573,649
Net loss	—	—	—	(15,547,729)	(15,547,729)

Balance, December 31, 2007	49,860,327	$4,986	$145,235,911	$(134,834,117)	$10,406,780

The accompanying notes are an integral part of these consolidated financial statements.

Crdentia Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006
Operating activities:
Net loss	$(15,547,729)	$(16,072,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,524,372	1,575,669
Depreciation and amortization	972,002	953,600
Loss on disposal of fixed assets	5,557	68,895
Loss on impairment of intangibles	3,100,000	10,123,000
Gain on disposal of Detroit operations	(126,446)	—
Gain on settlement of claims	(562,819)	(964,618)
Gain on extinguishment of debt	—	(2,691,277)
Bad debt expense	777,804	251,890
Non-cash investment advisory services	606,631	—
Non-cash stock based compensation	4,514,202	1,844,383
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	173,136	(835,489)
Other assets and liabilities	114,067	(232,956)
Accounts payable and accrued expenses	(1,085,693)	1,865,916
Accrued employee compensation and benefits	(312,767)	(83,745)
Long-term bonus payable	88,272	102,371

Net cash used in operating activities	(5,759,411)	(4,095,290)
Investing activities:
Purchases of property and equipment	(73,242)	(209,263)
Cash paid for acquisitions, net of cash received	(4,042,344)	244,634
Due to iVOW, Inc.	—	791,943
Proceeds from sale of Detroit operations	300,000	—
Other	—	2,841

Net cash provided by (used in) investing activities	(3,815,586)	830,155
Financing activities:
Proceeds from issuance of common stock, net of costs	10,460,365	1,288,432
Net increase (decrease) in revolving lines of credit	(2,056,691)	1,739,932
Proceeds from notes payable to lender	2,400,000	—
Proceeds from debentures	—	2,000,000
Repayment of subordinated convertible notes	—	(12,500)
Repayment of note payable to lender	(1,106,867)	(1,715,766)
Debt issuance costs	(225,408)	(271,816)

Net cash provided by financing activities	9,471,399	3,028,282

Net decrease in cash and cash equivalents	(103,598)	(236,853)
Cash and cash equivalents at beginning of year	198,068	434,921

Cash and cash equivalents at end of year	$94,470	$198,068

The accompanying notes are an integral part of these consolidated financial statements.

Crdentia Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

        At the beginning of 2003, the Company was a development stage company with no commercial operations. During that year, the Company pursued its operational plan of acquiring companies in the healthcare staffing field and completed the acquisition of four operating companies. In 2003, the Company acquired Baker Anderson Christie, Inc., New Age Nurses, Inc., Nurses Network, Inc., and PSR Nurse Recruiting, Inc. and PSR Nurses Holdings Corp., which holds the limited partner and general partner interests in PSR Nurses, Ltd. to provide the foundation for future growth. During 2004, the Company completed the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc. On March 29, 2005, the Company acquired TravMed USA, Inc. and Health Industry Professionals, LLC. On May 4, 2005, the Company acquired Prime Staff, LP and Mint Medical Staffing Odessa. In April 2006, the Company acquired the assets of Staff Search Ltd. In October 2007, the Company acquired ATS Universal, LLC and in November 2007 it acquired the assets of Medical People Healthcare Services, Inc.

        During 2006, the Company terminated the operations it acquired in 2003 from Baker Anderson Christie, Inc. and Nurses Network, Inc. In addition, during 2006 the Company returned to the sellers the shares of TravMed USA, Inc. that it had acquired in March 2005 and the notes payable to the sellers were cancelled. On June 30, 2007, the Company sold certain assets of Health Industry Professionals, LLC back to the original sellers.

        The accompanying financial statements include the results of the wholly-owned subsidiaries discussed above from their respective dates of acquisition and through their dates of termination, if applicable. All intercompany transactions have been eliminated in consolidation.

        On April 4, 2006, the Company executed a one-for ten reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements and related notes have been retroactively adjusted to reflect this stock split.

Going Concern

        The Company generated a net loss of $15,547,729 and used cash in operations of $5,759,411 during the year ended December 31, 2007. Additionally, although the Company ended 2007 with a significant working capital deficit of $5,273,831, it was able to secure funding during 2007 to finance its operations as it continued to attempt to execute its business plan and to acquire and grow companies involved in healthcare staffing. The Company will need to raise additional funds of between $1,000,000 and $3,000,000 during the next twelve months to satisfy debt service requirements and working capital needs, of which $750,000 will be needed in the second calendar quarter of 2008. There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives. The Company's challenging financial circumstances may make the terms, conditions and cost of any available capital unfavorable. If additional debt or equity capital is not readily available, the Company will be forced to

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

scale back its acquisition activities and its operations. This would result in an overall slowdown of the Company's development. The Company's short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Management has taken a number of steps to address the Company's financial performance and to improve cash flow. Management has refinanced a majority of the Company's debt, restructured the operating management team, and implemented programs to obtain expense savings which have provided the Company with access to additional working capital. The Company's new Chief Executive Officer has strong operations experience and will devote constant attention toward expense reduction and achieving growth both organically and through acquisitions so that the Company can spread its corporate overhead over a larger base of business and achieve economies of scale.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the allowance for doubtful accounts, the valuation and allocation of acquired intangible assets and goodwill, the stock valuation of the shares used to consummate the Company's acquisitions, the analysis of impairment of goodwill and other intangible assets and accounting for stock based compensation. Actual results could differ from those estimates.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving lines of credit, and notes payable. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable, and accounts payable approximates fair value, based upon the short-term nature of those instruments. The Company believes that the fair value of the revolving lines of credit and notes payable approximates the fair value based on the terms and conditions the Company believes could be attained from other lenders.

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

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

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

        In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to its financial statements as a result of its implementation of FIN 48.

Revenue Recognition

        The Company recognizes revenue generally as services are provided.

Stock-Based Compensation

        On January 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, ("SFAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense by the Company.

        The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company's consolidated financial statements for 2007 and 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for 2007 and 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the consolidated statement of operations for 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Earnings Per Share

        Basic per share data has been computed on the loss attributable to common stockholders for each year divided by the weighted average number of shares of common stock outstanding for each year (excluding restricted common stock issued to certain directors, officers and consultants). Diluted earnings per common share includes both the weighted average number of common shares and any dilutive common share equivalents such as convertible securities, options or warrants in the calculation. As the Company recorded net losses for 2007 and 2006, common share equivalents outstanding would be

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 1 Organization and Summary of Significant Accounting Policies (Continued)

anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding. Common share equivalents of 18,121,177 were excluded in 2007 and 1,880,471 were excluded in 2006.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. The Company estimates that the initial application of SFAS No. 157 will not be material.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will be fiscal year 2008. The Company is analyzing the expected impact from adopting this statement on our financial statements, but currently does not believe its adoption will have a significant impact on its financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in 2009. This may have a significant effect on the Company's consolidated financial statements in the future if it continues to acquire businesses.

Reclassifications

        Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 2 Acquisitions

Medical People Healthcare Services, Inc.

        On November 14, 2007, the Company acquired the assets of Medical People Heathcare Services, Inc., ("MPH") a healthcare staffing firm providing services in Alabama, in exchange for $750,000 in cash, a promissory note in the amount of $500,000 and acquisition costs of $34,169. The note bears interest at the rate of 7.75% and requires interest only payments through April 30, 2008. From May 31, 2008 through the maturity date of the note on October 31, 2010, the note requires principal and interest payments. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 2 Acquisitions (Continued)

staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Customer related intangible assets	$205,000
Goodwill (see increase described below)	1,079,169

Total assets acquired	1,284,169
Liabilities assumed	—

Net assets acquired	$1,284,169

        The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management's estimate based on a consistent model for all acquisitions and is periodically reviewed by a professional valuation group. Goodwill represents the excess of merger consideration over the fair value of assets acquired. At December 31, 2007, the Company has accrued $700,000 (with a corresponding increase to goodwill) for the estimated amount that it will be required to pay to the former owners of MPH since results of operations for MPH for calendar 2007 exceeded performance standards established in the merger agreement. The goodwill acquired will be amortized for federal income tax purposes.

ATS Universal, LLC

        On October 29, 2007, the Company acquired all of the outstanding equity interests in ATS Universal, LLC ("ATS"), a healthcare staffing firm providing services in Florida, North Carolina and Georgia, in exchange for $3,300,000 in cash and 2,079,209 shares of Crdentia's common stock valued at $706,931, (determined by the average of $.34 per share which approximates the trading value as quoted on the OTC Bulletin Board three days before and three days after the acquisition date), and $42,132 of acquisition costs. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$1,367,641
Customer related intangible assets	459,000
Goodwill (See reduction described below)	2,557,893

Total assets acquired	4,384,534
Liabilities assumed	335,471

Net assets acquired	$4,049,063

        The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management's estimate based on a consistent model for all acquisitions and is periodically reviewed by a professional valuation group. Goodwill represents the excess of merger consideration over the fair value of assets acquired. In accordance with terms of the merger agreement, the former equity interest holders of ATS will be required to forfeit all of the Company's common stock that was issued in connection with the acquisition as results of operations

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 2 Acquisitions (Continued)

for ATS for calendar 2007 fell below performance standards established in the merger agreement. Accordingly, the Company has reduced goodwill and recorded forfeiture of the stock for the $706,931 value of the stock issued in connection with this acquisition. In addition, the Company is requesting a cash settlement for shortfalls in required earnings and working capital levels where the forfeiture of the stock inadequately compensated for impact of the shortfalls. The goodwill acquired will be amortized for federal income tax purposes.

Staff Search Ltd.

        On April 18, 2006 the Company acquired the assets of Staff Search Ltd. ("Staff Search") for $2,386,174, including acquisition costs. The Company issued a promissory note in the principal amount of $1,410,000 and issued 229,128 shares of its common stock valued at $976,174 (determined by the average of $4.26 per share which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the acquisition date). Subsequently, the promissory note was purchased from the seller by MedCap Partners LP. During 2007 and 2006, MedCap distributed $474,575 of the promissory note to unrelated parties to settle certain obligations of MedCap. The promissory note accrues interest at a rate equal to 8.00% per annum. The principal amount of the note owed at December 31, 2007 ($543,701 owed to MedCap Partners, L.P. and $391,724 owed to MedCap Master Fund L.P.), plus all accrued interest ($130,959 at December 31, 2007), is payable upon demand. The principal amount of the note owed to unrelated parties at December 31, 2007 ($474,575), plus all accrued interest, is payable upon demand after January 1, 2008. The note includes events of default (with grace periods, as applicable) and provides that, upon the occurrence of certain events of default, payment of all amounts due under the notes shall become immediately payable. The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing industry. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$345,075
Customer related intangible assets	486,000
Goodwill	1,555,099

Total assets acquired	2,386,174
Liabilities assumed	—

Net assets acquired	$2,386,174

        The acquisition was accounted for using the purchase method of accounting. Customer related intangible assets will be amortized over their estimated useful life of five years. The purchase price allocated to customer relationships was determined by management's estimate based on a consistent model for all acquisitions and was initially developed by a professional valuation group. Goodwill represents the excess of merger consideration over the fair value of assets acquired. The goodwill acquired will be amortized for federal income tax purposes.

Unaudited Pro Forma Summary Information

        The following unaudited pro forma summary approximates the consolidated results of operations as if the acquisitions disclosed above had occurred as of January 1, 2006, after giving effect to certain

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 2 Acquisitions (Continued)

adjustments, including amortization of specifically identifiable intangibles and interest expense. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

	Year ended December 31,
	2007	2006
Revenue from services	$44,259,155	$54,000,358
Loss from operations	(12,081,718)	(12,024,585)
Net loss attributable to common stockholders	(14,904,089)	(60,610,243)
Basic and diluted net loss per common share attributable to common stockholders	$(0.48)	$(4.55)
Weighted-average shares of common stock outstanding	31,184,809	13,321,105

Note 3 Disposal of Detroit Operations

        On June 30, 2007, the Company sold certain assets of its temporary nurse staffing business in the Detroit, Michigan metropolitan area to the original sellers (Crdentia purchased Health Industry Professionals, LLC on March 29, 2005). The sale price was comprised of (1) $300,000 in cash; (2) return and cancellation of 128,367 shares of the Company's common stock held by the original sellers with a fair value of $64,184 and (3) the assumption of certain lease obligations.

        The Company recognized a gain on sale of discontinued operations of $126,446, which was calculated as the difference between the net book value of the furniture and fixtures ($39,130) and the unamortized balance of the intangibles assets associated with the customer contracts ($198,608) compared to the proceeds of the transaction. The Company has reported the historical results of operations from the Detroit Operations as income from discontinued operations in the accompanying Statements of Operations which is comprised of the following:

	Year Ended December 31,
	2007	2006
Revenue	$1,685,643	$4,393,335
Direct operation expenses	1,316,901	3,529,483

Gross profit	368,742	863,852
Selling, general, and administrative expenses	188,045	545,684

Income from discontinued operations	$180,697	$318,168

Note 4 iVOW, Inc.

        On September 20, 2006, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with iVOW, Inc. ("iVOW"), a provider of services to employers, payors and unions to facilitate weight loss programs on a per patient direct basis. In connection with Crdentia's entry into the

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 4 iVOW, Inc. (Continued)

Merger Agreement, the Company also entered into an Interim Management Agreement ("IMA"), pursuant to which the Company had the sole and exclusive responsibility, authority and discretion to (a) conduct, manage, direct and control all aspects of the business and operations of iVOW and (b) utilize iVOW's cash and working capital to defray Crdentia's expenses and the expenses of iVOW, prior to the closing of the merger. Pursuant to the original Merger Agreement, the termination date of the Merger Agreement and IMA was December 31, 2006. Crdentia and iVOW executed an amendment to the Merger Agreement on December 29, 2006, which extended the termination date for the merger and IMA to March 31, 2007. In April 2007, the Company entered into a Settlement Agreement with iVOW pursuant to which Crdentia and iVOW agreed to terminate the Merger Agreement and release the other party from any and all claims arising under the Merger Agreement and related agreements, including the IMA. The settlement agreement required the Company to issue iVOW 1,500,000 shares of the Company's common stock with a fair value of $660,000 in April 2007 which approximated the net amount of cash iVOW advanced to the Company. All negotiations with respect to a possible merger between Crdentia and iVOW have been terminated.

Note 5 Concentration of Credit Risk

        During 2007 and 2006 no customer represented more than 10% of the Company's revenues. The Company's top ten customers accounted for 17% of revenues in 2007 and 18% of revenues in 2006.

Note 6 Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2007	2006
Computers, office furniture and equipment	$1,124,616	$1,328,880
Leasehold improvements	28,251	96,393

	1,152,867	1,425,273
Less: accumulated depreciation and amortization	(808,655)	(955,877)

	$344,212	$469,396

        Depreciation of property and equipment amounted to $186,312 in 2007 and $186,969 in 2006.

Note 7 Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these rules, goodwill and indefinite lived intangible assets are no longer amortized and are reviewed annually for impairment or more frequently if events or circumstances indicate such assets may be impaired such as reductions in demand or significant economic slowdowns in the industry. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives.

        SFAS No. 142 requires the use of a two-step process to measure potential impairment. In the first step, the fair values of the Company's reporting units are compared to the units' carrying amounts.

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 7 Goodwill and Other Intangible Assets (Continued)

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

        During 2007 and 2006, the Company completed the first step analysis under the requirements of the standard. The Company used an outside valuation firm to assist in developing the primary assumptions, such as projected cash flows and capitalization rates and to perform the valuation of the reporting unit. The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values.

        At June 30, 2007, with the disposal of the Detroit operations, the Company determined that goodwill should be measured for a potential impairment. The Company utilized information from its December 31, 2006 analysis to complete the first step of the analysis under the requirements of the standard. The Company next evaluated its tangible and identifiable intangible assets and liabilities to estimate their fair values. Based on the reduction of the projected future cash flow primarily because of the disposal of the Detroit operations, the Company recorded a $3,100,000 impairment charge in the quarter ended June 30, 2007. The impairment charge was not included in the income from discontinued operations as the Company's operations are considered to be one reporting unit.

        The loss of customer base in some operations and the closure of certain California operations resulted in a charge for impairment of goodwill of $10,000,000 in 2006. Based on management's estimated loss of customers related to partially unwinding the TravMed USA, Inc. acquisition in 2006 (discussed in Note 1), the Company recorded an impairment charge in 2006 of $123,000 relating to intangibles assigned to customer relationships.

        Goodwill and other intangible assets consist of:

	December 31,
	2007	2006
Balance at beginning of year	$14,532,917	$22,977,377
Additions to goodwill	3,630,130	1,555,540
Impairment write-off	(3,100,000)	(10,000,000)

Balance at end of year	$15,063,047	$14,532,917

Customer relationships	$3,723,480	$3,401,480
International nurse contracts	590,000	590,000

	4,313,480	3,991,480
Less: accumulated amortization	(3,041,316)	(2,409,526)

Net other intangible assets	$1,272,164	$1,581,954

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 7 Goodwill and Other Intangible Assets (Continued)

        Following is a table of estimated amortization expense of other intangible assets for the next five years:

Year	Amortization Expense
2008	$422,280
2009	361,682
2010	219,389
2011	158,147
2012	110,666

$1,272,164

        Amortization expense of other intangible assets amounted to $751,489 in 2007 and $766,631 in 2006.

Note 8 Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
Accounts payable	$1,948,255	$1,968,731
Accrued fee for placement agent	—	864,589
Other accrued expenses	483,186	973,933
Accrued bonus to former CEO	495,864	—
Accrued earnout for acquisition	700,000	—

	$3,627,305	$3,807,253

Note 9 Income Taxes

        The Company did not record an income tax provision or benefit for 2007 or 2006. At December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $28,300,000 which expire in varying amounts beginning in 2019 through 2026. The Company has undergone an ownership change as defined in Section 382 of the Internal Revenue Code. Therefore, utilization of its tax net operating loss carryforwards will be limited.

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 9 Income Taxes (Continued)

        Deferred taxes are comprised of the following:

	December 31,
	2007	2006
Net operating loss carryforwards	$10,912,607	$7,595,062
Compensation for stock options and rights	16,455,571	20,640,107
Accrued bonuses	366,642	334,017
Capital loss carryforward	1,382,568	1,382,568
Intangible assets	5,627,095	4,479,935
Other	460,549	290,680

Total deferred tax assets	35,205,032	34,722,369
Less: Valuation allowance	(35,205,032)	(34,722,369)

Net deferred tax assets	$—	$—

        A reconciliation of the difference between the provision computed at the statutory federal tax rate and the Company's effective tax rate is as follows:

	Year ended December 31,
	2007	2006
Provision computed at statutory federal tax rate	$(5,286,228)	$(5,464,796)
Permanent differences—stock based compensation	5,630,133	—
Gain on extinguishment of debt	—	(1,156,933)
State tax expense	(461,768)	(477,366)
Change in valuation allowance	482,663	7,115,201
Other	(364,800)	(16,106)

Income tax expense (benefit)	$—	$—

        The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

Note 10 Revolving Line of Credit with Bridge Healthcare

        On June 16, 2004, the Company entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC ("Bridge Healthcare"), pursuant to which the Company obtained a revolving credit facility of up to $15,000,000 (the "Loan"). During the first quarter of 2005, the Loan was reduced to $10,000,000 permitting the Company to lower its effective interest rate through lower unused line fees. The Loan had an original term of three years and bore interest at a rate equal to the greater of three percent (3.0%) per annum over the prime rate or nine and one-half percent (9.5%) per annum. In December 2006, Bridge Healthcare increased the rate charged to the Company by 4% over the rate specified in the agreement to 15.25%. Interest was payable monthly. Accounts receivable served as security for the Loan and the Loan was subject to certain financial and reporting covenants. Customer payments were used to repay the

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 10 Revolving Line of Credit with Bridge Healthcare (Continued)

advances on the Loan after deducting charges for interest expense, unused line and account management fees. Except in certain limited circumstances, the Loan could not be prepaid in full without incurring a significant prepayment penalty. The financial covenants were for the maintenance of minimum tangible net worth, minimum debt service coverage ratios, minimum EBITDA, maximum capital expenditure limits and maximum operating lease obligations.

        During 2006, Bridge Healthcare made $2,425,000 available to the Company in the form of over-advances on the Loan. The over-advances were used for working capital purposes. The $2,425,000 of over-advances were partially secured by a guaranty from MedCap Partners L.P. ("MedCap"), Crdentia's significant stockholder, partially secured by a personal guarantee from C. Fred Toney, Crdentia's current Chairman of the Board of Directors, and the managing member of MedCap Management & Research LLC, the general partner of MedCap, and partially secured by a personal guarantee from James D. Durham, the Company's former Chief Executive Officer and former Chairman of the Board. Bridge Healthcare charged the Company monthly fees in excess of normal Loan interest charges for all over-advances. As discussed in Note 13, over-advances of $2,400,000 were refinanced with bank debt in early 2007 and the remaining $25,000 was repaid in early 2007.

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

Note 11 Notes Payable to Bridge Opportunity Finance

        Pursuant to a loan agreement dated August 31, 2004, the Company obtained a term loan credit facility ("Term Loan") in the amount up to $10,000,000 from Bridge Opportunity Finance, LLC, an affiliate of Bridge Healthcare. The Company obtained certain loans under the agreement to fund permitted acquisitions. Any loans obtained under the Term Loan were due and payable in full on August 31, 2007 and required interest at the rate of fifteen and one-quarter percent (15.25%) per annum. Interest was payable monthly. The Term Loan was secured by all of the Company's assets. On August 31, 2004, the Company received proceeds from the Term Loan of $2,697,802 for the acquisitions of Arizona Home Health Care/Private Duty, Inc. and Care Pros Staffing, Inc.

        The Term Loan required that the Company issue warrants to purchase shares of common stock to the lender up to 12% of the Company's overall capitalization on the date of borrowing. On August 31, 2004, the Company issued warrants to purchase 90,578 shares of common stock at a price of $31.50 per share in connection with the first borrowing under the credit facility which remain outstanding at December 31,

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 11 Notes Payable to Bridge Opportunity Finance (Continued)

2007. As a result, the Term Loan was recorded net of a discount of $810,000 which represents the estimated fair market value related to the warrants at the date of issuance. The discount was amortized to interest expense over the life of the Term Loan. During the first quarter of 2006, the Company used proceeds from a private offering as discussed in Note 15 to repay $1,350,000 of the Term Loan. As a result of this repayment, the Company recorded $200,168 of additional interest relating to the proportionate amount of unamortized discount associated with the repayment. During the second quarter of 2006, Bridge Healthcare demanded further repayments of the Term Loan amounting to $300,000 and future monthly principal payments of $45,742 until the Term Loan was paid in full. The Term Loan was paid off in full in early 2007 as discussed in Note 10.

Note 12 Revolving Line of Credit with Systran

        On February 8, 2007, the Company entered into a $10 million working capital facility with Systran Financial Services Corporation ("Systran"), a subsidiary of Textron Financial Corporation. Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from the Company on a recourse basis. The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee. To secure the payment and performance of Crdentia's obligations to Systran under the agreements, Crdentia granted Systran a security interest in all of its assets. Crdentia also agreed to indemnify Systran against any liabilities arising out of claims relating to the receivables purchased by Systran under the agreements. The agreements have an initial term of 48 months, and Crdentia is obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term. Proceeds from this facility were used to refinance the Loan and Term Loan with Bridge Healthcare Finance, LLC as discussed in Notes 10 and 11. The balance due under this facility at December 31, 2007 was $4,355,338 which represented the total amount available under the facility on that date plus an over-advance of $350,000. At December 31, 2007, the fees and discounts equate to an annual percentage of approximately 12.0%.

        The agreements include events of default (with grace periods, as applicable) and provide that, upon the occurrence of certain events of default, Systran may immediately collect any obligation owing to Systran under the agreements. At December 31, 2007, the Company was in compliance with all provisions of the agreements. This line was fully repaid during early 2008 as discussed in Note 23.

Note 13 Master Revolving Note

        On January 19, 2007, Crdentia delivered a Master Revolving Note (the "Note") in the amount of $2,400,000 to Comerica Bank. Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC. The Note requires principal payments of $125,000 on March 31, 2007, $100,000 on June 30, 2007, September 30, 2007 and December 31, 2007 and has a final maturity date of January 31, 2008. The Note bears interest at a per annum rate equal to Comerica's base rate from time to time in effect minus one-half of one (1/2%) percent (7.25% at December 31, 2007). The Note includes events of default and provides that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable. The Company is currently in compliance with all provisions of the agreement. The balance due under this facility at December 31, 2007 was $2,075,000. This Note was retired in early 2008 as discussed in Note 23.

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 13 Master Revolving Note (Continued)

        As security for Crdentia's prompt and complete payment of its obligations under the Note, (i) James D. Durham, Crdentia's former Chairman and Chief Executive Officer, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $600,000 certificate of deposit with Comerica, (ii) MedCap Partners LP ("MedCap") pledged and granted to Comerica a security interest in all of its right, title and interest in and to a $250,000 certificate of deposit with Comerica, and (iii) C. Fred Toney, Crdentia's Chairman of the Board of Directors and the managing member of MedCap Management and Research LLC, the general partner of MedCap, pledged and granted to Comerica a security interest in all of his right, title and interest in and to a $1,125,000 certificate of deposit with Comerica. In addition, MedCap delivered a Guaranty to Comerica pursuant to which it agreed to unconditionally and absolutely guarantee to Comerica payment when due of all existing and future indebtedness of Crdentia to Comerica up to a maximum of $400,000. Pursuant to terms of the Severance Agreement with Mr. Durham, the Company exercised its option to utilize Mr. Durham's $600,000 certificate of deposit with Comerica as security for the Note through March 1, 2008 and paid Mr. Durham $100,000.

Note 14 Notes Payable

        As discussed in Note 2, the Company has demand notes totaling $543,701 at December 31, 2007 due to MedCap Partners L.P. and $391,724 at December 31, 2007 due to MedCap Master Fund L.P. Related party interest expense of $74,834 and $56,126 has been included in interest expense in the accompanying consolidated statement of operations for the years ended December 31, 2007 and 2006, respectively. The remaining principal amount totaling $474,575 at December 31, 2007 is due to unrelated parties.

Note 15 Subordinated Debentures

        In January 2006, the Company completed a private placement totaling $4 million. The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures. The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at the Company's option. At December 31, 2007, $525,000 of debentures before discount were outstanding.

        The debentures were initially convertible into common stock at a price of $6.00 per share and are currently convertible into common stock at a price of $0.30 per share. The sale of convertible debentures included common stock warrant coverage granting debenture holders warrants to purchase 500,000 common shares. Warrants to purchase 166,667 common shares have a five year term and an exercise price of $7.50 per share and remain outstanding at December 31, 2007. Warrants to purchase 333,333 common shares at an exercise price of $6.00 per share expired on June 14, 2006 with none being exercised. The Company computed the relative fair value of the warrants at $1,443,265 and the beneficial conversion feature related to the debentures at $556,735, and recorded these amounts as a discount to the debentures which is being amortized over the term of the debentures.

        Terms of an agreement with the placement agent representing the Company required placement fees upon a private placement of at least $5 million. Although the minimum was not achieved, fees were accrued and warrants recorded based on the lower amount of funding. Fees of $589,722 were recorded as deferred financing costs associated with the debentures and fees of $294,867 were recorded as an offset to

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 15 Subordinated Debentures (Continued)

proceeds from the equity portion of the funding. The $589,722 was being amortized over the three year term of the debentures. A portion of the placement fees were warrants to purchase 50,000 shares of common stock at $6.00 per share. The warrants had a five year life and were valued at $629,589 ($419,722 recorded as deferred financing costs and $209,867 recorded as an offset to proceeds from the equity offering). Since the placement agent was not successful in raising the minimum $5.0 million, there was an on-going dispute concerning the amount of fees owed. As discussed in Note 19, in April 2007 the Company settled the liability with the placement agent for 400,000 shares of the Company's common stock valued at $160,000 based on the closing price of the Company's common stock on the date of settlement which, when measured against amounts accrued in 2006, resulted in a gain on settlement of litigation of $356,144 in 2007. The Company also reduced costs originally charged to equity by $223,987 and reduced unamortized deferred financing fees by $124,458 because of the reduction in actual costs of the transaction based on this settlement.

        During 2006, holders of the debentures converted $336,000 of the debentures into 56,000 shares of the Company's common stock.

        In 2007, certain debenture holders exchanged $1,139,000 of their debentures for 2,298,333 shares of the Company's common stock. The Company issued 148,077 shares of its common stock as payment of $52,478 of accrued interest due to certain debenture holders. The Company recognized expense in the amount of $161,654 relating to the deferred financing fees associated with the converted debentures and expense in the amount of $696,970 related to the proportionate share of the unamortized discount on the converted debentures.

        Under terms of the debenture agreements, at December 31, 2007 all debenture holders may exchange their debentures for shares of the Company's common stock at $.30 per share, the price at which the Company sold its stock in the private placement offering mentioned in Note 17. At December 31, 2006, due to cross default provisions in the debenture agreement and the violation of covenants with the Bridge Revolving Line of Credit and Term Loan (as discussed in Notes 8 and 9), the Company classified the debentures as a current liability. At December 31, 2007, with the refinancing of all Bridge facilities with the Working Capital Facility from Systran and the Master Revolving Note from Comerica (as discussed in Notes 10 and 11) and the Company's compliance with all provisions of these agreements, Bridge covenant violations were no longer relevant and the Company has classified the debentures as a long-term liability as they mature in January 2009.

Note 16 Long Term Bonus Payable

        On December 16, 2003, the Board of Directors granted James D. Durham, the Company's former Chief Executive Officer two cash bonuses in the amount of $540,000 each with initial terms of December 31, 2006 and January 4, 2007. Terms of the bonuses were revised in 2005 to extend payment dates to December 31, 2008 and January 4, 2009. The present value of these bonuses has been recorded at the Company's estimated incremental cost of borrowing of 10%. The carrying amount of this liability is $991,728 ($495,864 is included in accounts payable and accrued expenses) and $903,455 at December 31, 2007 and 2006, respectively. See Note 18 regarding the retirement of Mr. Durham during 2007.

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 17 Common Stock and Stock Options

        On April 4, 2006, the Company implemented a one-for-ten reverse split of its outstanding shares of common stock. At the Company's Annual Meeting of Stockholders held on November 8, 2005, its stockholders approved a proposal to amend its Amended and Restated Certificate of Incorporation to effect a reverse stock split of all of its outstanding shares of common stock at an exchange ratio ranging from one-to-two to one-to-ten, with the final ratio to be determined by the Board of Directors following stockholder approval. Pursuant to a resolution of the Board of Directors effective March 1, 2006, the directors approved a reverse stock split at an exchange ratio of one-to-ten. No fractional shares were issued in connection with the reverse stock split. In lieu of fractional shares, stockholders received a cash payment based on the market price, after adjustment for the effect of the stock split, of the Company's common stock on the effective date of the stock split. The cash payment for fractional shares was nominal. The reverse stock split also affected options, warrants and other securities convertible into or exchangeable for shares of the Company's common stock that were issued and outstanding immediately prior to the effective time of the stock split. All common and per share information included in these financial statements and notes have been retroactively adjusted to reflect the reverse stock split.

        During the year ended December 31, 2007, the Company completed eleven closings of a private placement pursuant to a Securities Purchase Agreement and Registration Rights Agreement for 8,166,660 shares of common stock at a price of $0.60 per share, with aggregate gross proceeds of $4,900,000. The Board of Directors of the Company had authorized the sale of up to $5,500,000 in common stock in all closings of the private placement. Pursuant to the terms of the Registration Rights Agreement, the Company filed a resale registration statement covering the shares on August 31, 2007.

        During October and November 2007, the Company completed two closings on a Securities Purchase Agreement with certain investors for the private placement of 19,166,667 shares of common stock at a price of $0.30 per share for aggregate proceeds of $5,750,000. The private placement also provided for warrants to purchase up to 9,583,333 shares of common stock at $0.35. The warrants have a life of five years. Pursuant to the terms of the Registration Rights Agreement, the Company filed a resale registration statement covering the shares on December 5, 2007.

        During 2007, the Company issued warrants to purchase up to 1,000,000 shares of common stock at $0.45 for investment advisory service. The warrants have a life of five years.

        MedCap Partners L.P. invested $2,600,000 in these private placements for 5,524,997 shares of common stock, MedCap Master Fund L.P. invested $815,000 in the private placement for 2,391,666 shares and C. Fred Toney, Chairman of the Board of Directors, individually invested $2,300,000 in the private placement for 4,666,667 shares of common stock. Mr. Toney abstained from the Board of Directors' vote in favor of the private placement.

        In June 2007, the Company entered into a services agreement with AudioStocks, Inc. whereby AudioStocks will provide investment services, web based shareholder communications and public relations services for the Company in exchange for (i) $80,000 (ii) 1,247,500 restricted shares of the Company's common stock of which 975,000 were issued in June 2007 and 272,500 were issued in August 2007 and (iii) a common stock purchase warrant to purchase up to 1,000,000 shares of the Company's common stock at a purchase price of $0.60 per share, which expires in June 2012. The term of the services agreement runs through June 24, 2008. The value of the consideration for the services agreement totaling $1,213,262, includes $636,225 for the 1,247,500 restricted shares (based on the closing price of the Company's common

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 17 Common Stock and Stock Options (Continued)

stock on the effective date of the agreement), $497,037 for the common stock purchase warrant (based on fair value using the Black-Scholes option pricing model) and the $80,000 of cash was recorded as a prepaid asset and is being amortized over the term of the services agreement (1 year).

        During 2007, the Company cancelled 348,265 shares of treasury stock or forfeited stock which are now available for reissuance.

Employee Stock Options and Restricted Stock Grants

        During the year ended December 31, 2007, the Board of Directors granted options to purchase 1,696,531 shares of the Company's Common Stock to employees and Directors and 400,000 shares of restricted stock to two Directors which were valued using the trading price on the grant date. The exercise price for these options ranged from $0.42 to $0.60. In 2007, the Company recorded $3,573,649 of expense related to the vesting of restricted common stock awarded to the Company's former Chairman of the Board and Chief Executive Officer, the Company's current Chief Executive Officer, Chief Financial Officer, the Company's former Vice President of Finance and two current Directors. There were 92,243 stock options exercised in the year ended December 31, 2007.

        See Note 18 for a discussion of the Stock Options and Restricted Stock Grants associated with the severance agreement with the Company's former Chairman of the Board and Chief Executive Officer as well as a Restricted Stock Grant awarded to the Company's present Director and Chief Executive Officer.

        During 2007, the Company's former Chairman of the Board and Chief Executive Officer as well as the Company's current Chief Financial Officer forfeited 100,000 and 50,000 shares of the Company's common stock, respectively. Accordingly, the Company cancelled these shares as discussed above.

Valuation Assumptions

        The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used:

	December 31,
	2007	2006
Risk-free interest rate	4.5% - 5.3%	4.6% - 5.2%
Expected lives	4 years	4 years
Dividend yield	0	0
Expected volatility	194% - 204%	103% - 204%

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 17 Common Stock and Stock Options (Continued)

        Stock option activity is summarized as follows:

	December 31,
	2007	2006
Outstanding, January 1	809,894	500,667
Granted	1,696,531	350,984
Exercised	(92,243)	—
Forfeited	(216,978)	(41,757)

Outstanding, December 31	2,197,204	809,894

Exercisable, December 31	1,511,742	439,051

Non-exercisable, December 31	685,462	370,843

Average exercise price per share:
Outstanding, January 1	$6.99	$10.20
Granted	0.54	4.05
Exercised	0.003	—
Forfeited	5.07	20.86
Outstanding, December 31	2.49	6.99
Exercisable	2.91	8.81
Non-vested, January 1	4.81	18.47
Non-vested, December 31	1.59	4.81
Weighted-average remaining term of outstanding options	8.58	10.13
Weighted-average remaining term of exercisable options	8.41	10.87
Weighted-average grant date fair value	$0.42	$3.02
Total estimated future expense related to unvested options	1,016,968	1,114,259
Weighted-average remaining term of unvested options	8.93	9.26

        The following table summarizes information about employee stock options outstanding at December 31, 2007:

Number Outstanding	Weighted average exercise price	Weighted average remaining contractual life
1,677,265	$.42 - $1.00	9.10
233,333	$3.00	11.00
180,723	$4.00 - $5.50	8.24
15,276	$16.00 - $20.00	7.53
90,607	$28.80 - $51.00	6.12

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 17 Common Stock and Stock Options (Continued)

        The following table summarizes information about common stock warrants activity:

	December 31,
	2007	2006
Outstanding, January 1	257,245	90,578
Issued	11,583,334	166,667
Exercised	(66,666)	—

Outstanding, December 31	11,773,913	257,245

Note 18 Retirement of Chairman of the Board of Directors and Chief Executive Officer

        On March 6, 2007, James D. Durham, the Company's Chief Executive Officer, announced his retirement, and the Company accepted his resignation and retirement, effective March 1, 2007. Mr. Durham also stepped down as Chairman of the Board and as a member of the Company's Board of Directors, effective March 1, 2007. Mr. Durham served as a consultant to the Company through October 2007. In connection with Mr. Durham's resignation, Mr. Durham and the Company executed a Severance Agreement and Mutual Release of Claims, effective March 14, 2007. The Severance Agreement provides for, among other things: (a) payment of an additional $60,161 within three days of the effective date of the Severance Agreement; (b) payment of $31,667 per month during the eight month consulting period; (c) payment of a lump sum severance amount of $250,000 within seven business days of November 1, 2007; (d) an additional grant of an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.60 per share; (e) continuation of health insurance coverage for a 24 month period following the effective date; and (f) vesting in the restricted stock awards granted to Mr. Durham on March 24, 2006 and May 31, 2005 will continue during the period Mr. Durham provides consulting services and shall cease as of October 31, 2007. At December 31, 2007 the Company has recorded compensation expense of $1,715,177 associated with the option and vesting of the restricted stock, and all amounts in (a), (b) and (c) above have been paid.

        The Company and Mr. Durham had previously entered into an employment agreement effective August 1, 2002, as amended by the Amendment to Employment Agreement effective August 1, 2004 and the Second Amendment to Employment Agreement effective as of November 8, 2005. Mr. Durham's employment agreement, as amended, has been terminated in connection with his resignation and entry into the Severance Agreement.

        The Severance Agreement did not affect the two cash bonuses in the amount of $540,000 each that were granted to Mr. Durham in 2003 and are due on December 31, 2008 and January 4, 2009. The carrying amount of this liability is $991,728 at December 31, 2007.

        The Board of Directors of the Company elected C. Fred Toney, an existing director, as Chairman of the Board of Directors effective March 1, 2007, replacing Mr. Durham and the Board of Directors appointed John Kaiser to be the Chief Executive Officer effective March 26, 2007. The Company entered into an Executive Employment Agreement with John Kaiser pursuant to which the Company has issued Mr. Kaiser 2,000,000 shares of restricted common stock valued at $900,000 which will be recorded as compensation expense over the vesting period. Twenty-five percent (25%) of the shares will vest after twelve months and one-thirty-sixth (1/36th) of the remaining unvested shares shall vest at the end of the

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 18 Retirement of Chairman of the Board of Directors and Chief Executive Officer (Continued)

13th month and each month thereafter, such that the shares will be one hundred percent (100%) vested after 48 months of continuous services. In the event of a Corporate Transaction, all outstanding shares shall automatically become fully vested and be released from any repurchase or forfeiture rights on the six (6) month anniversary of the effective date of such Corporate Transaction (the "Transition Period"), subject to Mr. Kaiser remaining in Continuous Service with the Company or its successor for the purpose of providing acquisition and transition support to the Company or its successor throughout the Transition Period; provided, however, that if the Company or its successor terminates Mr. Kaiser's Continuous Service without Cause prior to the end of the Transition Period, all outstanding shares shall become fully vested and be released from any repurchase or forfeiture rights on such termination date.

        In March 2008 the vesting provisions of the grant were revised such that the shares will vest in accordance with the following schedule: (i) 875,000 shares shall vest on the first trading day following January 1, 2009. One-forty-eighth (1/48th) of the shares shall vest on the last trading day of January 2009 and on the last trading day of each month thereafter, such that the shares will be one-hundred percent (100%) vested after approximately forty-eight (48) months of continuous service from the vesting commencement date, and (ii) in the event Mr. Kaiser's continuous service is terminated without cause or voluntarily by the grantee with good reason at any time prior to the first trading day following January 1, 2009, 500,000 shares shall vest on the date of such termination. On and after the first trading day following January 1, 2009, vesting shall cease upon the date of termination of Mr. Kaiser's continuous service for any reason. In the event of a corporate transaction, all outstanding Shares shall automatically become fully vested six months following the effective date of such corporate transaction, subject to certain conditions being met.

Note 19 Commitments and Contingencies

Operating Leases

        The Company's operating leases relate mainly to office space rented for staffing administration purposes in the locations the Company serves as well as the corporate headquarters in Dallas, Texas.

        Minimum lease payments are as follows at December 31, 2007:

Year	Minimum Lease Payments
2008	$575,193
2009	314,974
2010	176,432
2011	106,270
2012	91,069

$1,263,938

        Lease expense totaled $719,643 in 2007 and $660,159 in 2006.

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 19 Commitments and Contingencies (Continued)

Indemnification

        Pursuant to its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. To date, the Company has not incurred any costs as there have been no lawsuits or claims that would invoke these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007. The Company carries appropriate levels of Directors and Officers insurance to minimize the risk of claims that could arise from litigation.

        The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors and customers, its sublandlord and (ii) its agreements with investors. Under these provisions the Company has agreed to generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any costs as there have been no lawsuits or claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

Litigation

        From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company. Management is not currently aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on the Company's business, financial condition or operating results. The following is a list of claims that have been settled.

Crdentia Corp. and CRDE Corp. v. Robert Litton and Steve Williams; Cause No. 3-06-CV-1182-R; Pending in the United States District Court for the Northern District of Texas-Dallas Division.

        On January 27, 2006, Crdentia Corp. and CRDE Corp. filed suit against Robert Litton and Steve Williams, the former owners of TravMed, asserting claims for breach of non-competition/solicitation agreements, breach of fiduciary duty, tortious interference with existing and prospective contracts and business relations, and declaratory relief arising out of an Agreement and Plan of Reorganization dated as of March 28, 2005. Among other things, the Company alleged that the defendants violated their non-competition agreements that they executed in connection with the Agreement and Plan of Reorganization by diverting business opportunities to a competing business. The Company sought an undisclosed amount of damages. The defendants filed counterclaims against Crdentia alleging breach of the Agreement and Plan of Reorganization and conversion. The Company settled this action in September 2007. Pursuant to the terms of the Settlement Agreement, Travmed agreed: (i) to release all claims, known or unknown, related to or arising out of the Litigation, (ii) to indemnify the Company from and against all

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 19 Commitments and Contingencies (Continued)

matters or obligations related to certain creditors expressly identified in the Settlement Agreement and (iii) that the Company shall not have any responsibility to indemnify or defend Travmed from any claims, demands or causes of action arising from any acts or omissions occurring, in whole or in part, during the time period from March 28, 2005 to May 8, 2006. Also, pursuant to the terms of the Settlement Agreement, the Company paid Robert Litton and Steve Williams the sum of $275,000 which, when measured against previous amounts that had been accrued, resulted in a gain of $264,000 during 2007 which is included in gain from settlement of claims in the accompanying Statement of Operations.

Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. v. William W. Crocker and William C. Crocker

        On January 31, 2006, Crdentia Corp., CRDE Corp., and Arizona Home Health Care/Private Duty, Inc. filed suit against William W. Crocker and William C. Crocker, the former owners of Arizona Home Health Care/Private Duty, Inc., asserting claims for fraud, indemnity, and declaratory relief arising out of an Agreement and Plan of Reorganization dated August 6, 2004 and a Receivable Allocation Agreement entered into in connection therewith. Among other things, the Company alleged that, prior to entering the Agreement and Plan of Reorganization, the defendants failed to disclose that certain key employees had planned to leave the company and that the defendants requested and/or instructed such employees not to leave prior to the closing of the merger. The Company also alleged that the defendants failed to disclose that their company did not possess certain state licenses necessary to conduct a portion of its business. The Company sought an undisclosed amount of damages. This case was settled in April 2007 as discussed below under "William W. Crocker v. Crdentia Corp."

William W. Crocker, an individual, v. Crdentia Corp., a Delaware Corporation, and Arizona Home Health Care/Private Duty, Inc., an Arizona Corporation

        On February 23, 2006, William W. Crocker filed suit against Crdentia Corp. and Arizona Home Health Care/Private Duty, Inc. asserting claims for declaratory judgment, breach of contract, and conversion arising from a Receivable Allocation Agreement executed incident to an Agreement and Plan of Reorganization dated August 6, 2006. Mr. Crocker sought damages in the principal sum of $251,150, which was comprised of $114,019 for collected accounts receivable and eighty percent (80%) of $171,414 of uncollected accounts receivable, plus attorneys' fees. The Company settled this case in April 2007. The Company issued 312,500 shares of common stock (valued at $159,375 based on the trading value of stock on April 9, 2007) in exchange for Crdentia retaining the proceeds from the collection of certain receivables that it collected on behalf of Mr. Crocker.

Dawson James Securities, Inc. v. Crdentia Corp

        On March 22, 2006, Dawson James filed suit against Crdentia Corp. seeking fees in connection with raising investment capital for Crdentia. Dawson James contended that under terms of a contract they were owed cash of $235,000 and 50,000 warrants to purchase Crdentia stock. In April 2007, the Company settled the liability with Dawson James for 400,000 shares of the Company's common stock valued at $160,000 based on the closing price of the Company's common stock on the date of settlement which was less than the recorded liability and resulted in a gain of $356,144 which is included in gain from settlement of claims in the accompanying Statement of Operations.

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 19 Commitments and Contingencies (Continued)

Cause No. 2006-40525; PrimeCaid Management, Inc. d/b/a Mint Medical Physician Staffing, L.P., d/b/a Prime Staff v. Mavis Dedman and Crdentia Corp.; Pending in the 157th Judicial District Court of Harris County, Texas

        On June 28, 2006, PrimeCaid filed suit against Crdentia and its former employee Mavis Dedman, asserting claims for breach of contract, fraud, and misappropriation of trade secrets arising out of Crdentia's hiring of Dedman. Among other things, Plaintiff alleges Dedman violated her non-competition agreement and utilized PrimeCaid's confidential information and trade secrets for the benefit of Crdentia. On April 4, 2007, the Court entered a temporary injunction prohibiting Dedman and Crdentia from using or disclosing PrimeCaid's confidential information and trade secrets.

        Crdentia settled this matter by among other things, agreeing to pay $90,000 ($30,000 was paid on March 17, 2008 and the remainder will be paid over a 24-month period in equal installments commencing April 1, 2008). The $90,000 has been accrued in the financial statements as of December 31, 2007.

        In 2007, other amounts related to other cases resulted in a net gain of $33,000.

        The Company asserted a claim against a seller of one of the Company's 2003 acquisitions, and in January 2006, the Company and the seller settled with the seller returning 59,150 shares of the Company's stock that had been issued in connection with the acquisition. The Company reported a gain on this settlement of approximately $1,065,000 representing the fair value of the stock returned on the date of the settlement. In addition, we reported a $100,000 loss on the settlement of a claim relating to one of our 2004 acquisitions which has been offset against the gain reported in 2006.

Note 20 Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

	December 31,
	2007	2006
Prepaid insurance premiums	$929,644	$527,360
Restricted cash	100,000	—
Prepaid advisory fees	606,631	—
Other	112,040	173,164

	$1,748,315	$700,524

Note 21 Employee Benefits

        The Company has continued certain 401(k) plans that existed at the time of the acquisition of some of its subsidiaries. The Company may contribute discretionary matching contributions to certain plans however no matching contributions were made during 2007 or 2006. The Company is in the process of consolidating all existing 401(k) plans into one Company 401(k) plan.

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 22 Supplemental Disclosure to the Statements of Cash Flows

	Year ended December 31,
	2007	2006
Supplemental cash flow disclosures:
Cash paid for interest	$1,480,060	$1,185,390
Cash paid for income taxes	—	—
Non-cash investing and financing activities:
Common stock issued in exchange for Series C preferred stock, Series B-1 warrants and Series C warrants	—	10,859,603
Conversion of debentures into common stock	1,139,000	336,000
Issuance of the following in connection with acquisitions:
Common stock issued	706,931	976,174
Notes payable issued	500,000	1,410,000
Common stock issued as payment of preferred stock dividends	—	800,748
Common stock issued for interest on debentures	52,478	136,160
Fair value of debentrues allocated to attached common stock warrants and beneficial conversion feature	—	2,000,000
Fair value of common stock returned in connection with settlement of acquisition claim	—	1,064,693
Consulting fees paid with issuance of restricted stock and warrants	1,133,262	—
Common stock received as consideration for sale of Detroit operation	64,184	—
Common stock issued for payment of iVOW liability	660,000	—
Common stock issued for litigation settlements	537,112	—

Note 23 Subsequent Events

        On January 15, 2008, the Company obtained a $1,000,000 loan from FatBoy Capital, LP, a Delaware limited partnership, to fund working capital needs. No equity securities, and no securities exercisable, convertible or exchangeable for equity securities, were issued in connection with the loan. The loan is payable upon the earlier of (i) March 31, 2008 or (ii) the date of the closing of any refinancing of prior secured indebtedness by the Company. The loan bears interest at the rate of eighteen percent (18%) per annum and interest on past-due principal and past-due interest accrues at the rate of twenty-four percent (24%) per annum and is payable on demand. The Company paid FatBoy a five percent (5%) commitment fee for the extension of the loan. MedCap Partners L.P. unconditionally guaranteed the Company's obligations under the loan. C. Fred Toney, the Chairman of the Company's Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P. The loan was repaid on February 22, 2008 from proceeds of the long-term debt financing with ComVest discussed below.

Crdentia Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

Note 23 Subsequent Events (Continued)

        On February 22, 2008, the Company entered into a $10.2 million debt refinancing with ComVest Capital LLC (the "Credit Facility"). In connection with its entry into this debt refinancing, the Company terminated its existing revolving credit facility with Systran Financial Services Corporation and repaid its debt obligations to Comerica Bank leaving approximately $1.9 million of net working capital. The new credit facility contains financial covenants with which the Company must comply. The credit facility is comprised of a two-year $5.2 million Revolving Credit Note, bearing interest at the greater of the Prime Rate plus 2% or 8.5%, and two separate three-year term loans, each amounting to $2.5 million and bearing annual interest at 12.5%. Upon the occurrence of certain events of default, ComVest may immediately collect any obligation under the credit facility and may increase interest rates to much higher default rates.

Note 24 Quarterly Information (Unaudited)

        Summarized quarterly financial data for 2007 and 2006 is as follows:

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2007
Revenue	$8,097,329	$7,239,522	$7,329,161	$9,806,540
Gross profit	1,712,149	1,451,559	1,570,923	2,228,061
Net loss attibutable to common stockholders	(6,589,080)	(4,457,029)	(1,856,751)	(2,644,869)
Net loss per share—basic and diluted	$(0.38)	$(0.18)	$(0.07)	$(0.06)
Weighted average number of common shares outstanding	17,365,298	24,071,058	27,123,194	44,288,419
	2006
Revenue	$7,943,757	$10,129,723	$9,139,047	$8,531,970
Gross profit	1,555,623	2,122,845	1,869,874	1,619,346
Net loss attibutable to common stockholders	(1,358,587)	(44,106,690)	(2,522,498)	(13,639,772)
Net loss per share—basic and diluted	$0.42	$(3.26)	$(0.18)	$(0.98)
Weighted average number of common shares outstanding	(3,214,729)	13,520,008	13,899,960	13,913,454