Form 10-Q
period 2008-03-31
CRDENTIA CORP
filed 2008-05-15
CIK 1073857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                              Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                             Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At May 12, 2008, 50,673,796 shares of common stock, $.0001 par value, were outstanding.

CRDENTIA CORP.

Form 10-Q Quarterly Report

For Quarterly Period Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Crdentia Corp.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007

Current assets:
Cash and cash equivalents	$459,246	$94,470
Accounts receivable, net of allowance for doubtful accounts of $995,000 and $961,160, respectively	6,849,483	6,081,131
Other current assets	1,668,977	1,748,315
Total current assets	8,977,706	7,923,916

Property and equipment, net	465,079	344,212
Goodwill	15,063,047	15,063,047
Intangible assets, net	1,166,594	1,272,164
Other assets	692,045	243,969

Total assets	$26,364,471	$24,847,308

Current liabilities:
Revolving lines of credit	$4,849,818	$4,355,338
Accounts payable and accrued expenses	4,078,912	3,627,305
Accrued employee compensation and benefits	994,479	880,718
Current portion of notes payable including amounts due to significant stockholders of $925,282 at March 31, 2008 and $935,425 at December 31, 2008	1,234,373	1,534,333
Notes payable to lender	—	2,075,000
Debentures, net of discount of $115,312 at March 31, 2008	409,688	—
Other current liabilities	948,971	725,053
Total current liabilities	12,516,241	13,197,747

Debentures, net of discount of $153,750 at December 31, 2007	—	371,250
Long-term bonus payable, net of current portion	—	495,864
Long-term notes payable, net of discount of $973,864 at March 31, 2008	4,401,803	375,667
Other long-term liabilities	95,943	—

Total liabilities	17,013,987	14,440,528

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, par value $0.0001, 150,000,000 shares authorized at March 31, 2008 and December 31, 2007; 49,973,795 shares issued and outstanding at March 31, 2008 and 49,860,327 shares issued and outstanding at December 31, 2007	4,997	4,986
Additional paid-in capital	146,481,562	145,235,911
Accumulated deficit	(137,136,075)	(134,834,117)
Total stockholders’ equity	9,350,484	10,406,780

Total liabilities and stockholders’ equity	$26,364,471	$24,847,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007

Revenue from services	$10,579,387	$8,097,329
Direct operating expenses	8,268,533	6,385,179

Gross profit	2,310,854	1,712,150

Selling, general, and administrative expenses	3,848,356	6,291,043

Loss from continuing operations before interest and taxes	(1,537,502)	(4,578,893)

Interest expense, net	(764,456)	(2,106,786)

Loss from continuing operations before income taxes	(2,301,958)	(6,685,679)

Income tax expense	—	—

Loss from continuing operations	(2,301,958)	(6,685,679)

Income from discontinued operations	—	96,599

Net loss	$(2,301,958)	$(6,589,080)

Net loss per share - basic and diluted;
Loss from continuing operations	$(0.05)	$(0.39)
Income from discontinued operations	—	0.01
Basic and diluted loss per common share	$(0.05)	$(0.38)

Weighted average number of common shares outstanding	47,572,548	17,365,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(2,301,958)	$(6,589,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	143,841	1,232,639
Depreciation and amortization	165,321	249,002
Bad debt expense	34,447	6,306
Non-cash stock based compensation	194,796	3,391,392
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(802,799)	207,815
Other current assets and liabilities	354,422	(663,873)
Accounts payable and accrued expenses	(51,632)	(55,961)
Accrued employee compensation and benefits	113,762	(63,426)
Long-term bonus payable	22,068	22,068
Net cash used in operating activities	(2,127,732)	(2,263,118)

Investing activities:
Purchases of property and equipment	(45,202)	(33,340)

Financing activities:
Proceeds from issuance of common stock, net of costs	(3,273)	3,152,381
Net increase (decrease) in revolving lines of credit	494,480	(2,355,645)
Proceeds from notes payable to lender	6,000,000	2,400,000
Repayment of notes payable	(299,960)	—
Repayment of note payable to lender	(3,075,000)	(781,867)
Debt issuance costs	(578,537)	—
Net cash provided by financing activities	2,537,710	2,414,869

Net increase (decrease) in cash and cash equivalents	364,776	118,411
Cash and cash equivalents at beginning of period	94,470	198,068
Cash and cash equivalents at end of period	$459,246	$316,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Crdentia Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2008

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

Basis of Presentation

The accompanying unaudited financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been made.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the expected operating results for the full year.

Going Concern

The Company generated a net loss of $2,301,958 and used cash in operations of $2,127,732 during the three months ended March 31, 2008.  Additionally, although the Company ended March 31, 2008 with a significant working capital deficit of $3,538,535, it was able to secure additional debt during the three months ended March 31, 2008 to finance its operations as it continued to attempt to execute its business plan and to acquire and grow companies involved in healthcare staffing.  The Company will need to raise between $1,000,000 and $3,000,000 of additional funds during the next twelve months to satisfy debt service requirements and working capital needs, and $750,000 of this will be needed in the second calendar quarter of 2008.  There is no assurance that the Company will be able to raise the amount of debt or equity capital required to meet its objectives.  The Company’s challenging financial circumstances may make the terms, conditions and cost of any available capital unfavorable.  If additional debt or equity capital is not readily available, the Company will be forced to scale back its acquisition activities and its operations.  This would result in an overall slowdown of the Company’s development.  The Company’s short-term need for capital may force it to consider and potentially pursue other strategic options sooner than it might otherwise have desired.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has taken a number of steps to address the Company’s financial performance and to improve cash flow.  Management has refinanced a majority of the Company’s debt with new debt that has a lower interest rate, restructured the operating management team, and implemented programs to obtain expense savings which have provided the Company with access to additional working capital.  The Company’s Chief Executive Officer has strong operations experience and will devote continual attention toward expense reduction and achieving growth both organically and through acquisitions so that the Company can spread its corporate overhead over a larger base of business and achieve economies of scale.

Earnings Per Share

Basic per share data has been computed on the loss attributable to common stockholders for each quarter divided by the weighted average number of shares of common stock outstanding for each quarter (excluding restricted common stock issued to certain directors, officers and consultants in 2005 and 2007).  Diluted earnings per common share includes both the weighted average number of common shares and any dilutive common share equivalents such as convertible securities, options or warrants in the calculation.  As the Company recorded net losses for the three months ended March 31, 2008 and 2007, common share equivalents outstanding would be anti-dilutive, and as such, have not been included in diluted weighted average shares outstanding.  Common share equivalents that were excluded in the three months ended March 31, 2008 calculations were 26,120,247 and in the calculations for the three months ended March 31, 2007, 5,522,321 were excluded.

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

Management’s analysis of fair value is conducted in accordance with SFAS 142 and considers variations of all three generally accepted valuation approaches: (i) the income approach, (ii) the market approach and (iii) the cost approach.  The market approach was relied upon more heavily to estimate the fair value of the Company at December 31, 2007.  The market approach analysis considered value indications derived from the following:

•                  The trading price of the Company’s common stock as reported on the OTC Bulletin Board on and around the valuation date.

•                  The prices at which the Company has issued common stock historically and the issue dates of such stock.

•                  Valuation multiples of publicly traded guideline companies.

•                  Prices reflected in other staffing company transactions.

•                  Factors that would impact the fair value of a 100 percent ownership interest in the Company’s equity as of the valuation date versus the value indications described above.

Note 2    Acquisitions

Medical People Healthcare Services, Inc.

On November 14, 2007, the Company acquired the assets of Medical People Heathcare Services, Inc., (“MPH”) a healthcare staffing firm providing services in Alabama, in exchange for $750,000 in cash, a promissory note in the amount of $500,000 and acquisition costs of $34,169.  The note bears interest at the rate of 7.75% and requires interest only payments through April 30, 2008.  From May 31, 2008 through the maturity date of the note on October 31, 2010, the note requires principal and interest payments.  The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market.  The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Customer related intangible assets	$205,000
Goodwill (see increase described below)	1,079,169
Total assets acquired	1,284,169
Liabilities assumed	—
Net assets acquired	$1,284,169

The acquisition was accounted for using the purchase method of accounting.  Customer related intangible assets will be amortized over their estimated useful life of five years.  The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions and is periodically reviewed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired.  At December 31, 2007 and March 31, 2008, the Company has accrued $700,000 (with a corresponding increase to goodwill) for the estimated amount that it will be required to pay to the former owners of MPH since results of operations for MPH for calendar 2007 exceeded performance standards established in the merger agreement.  The goodwill acquired will be amortized for federal income tax purposes.

ATS Universal, LLC

On October 29, 2007, the Company acquired all of the outstanding equity interests in ATS Universal, LLC (“ATS”), a healthcare staffing firm providing services in Florida, North Carolina and Georgia, in exchange for $3,300,000 in cash and 2,079,209 shares of Crdentia’s common stock valued at $706,931, (determined by the average of $.34 per share which approximates the trading value as quoted on the OTC Bulletin Board three days before and three days after the acquisition date), and $42,132 of acquisition costs.  The primary purpose of the acquisition was to enable the Company to expand its market share in the nurse staffing market.  The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Cash	$7,656
Accounts receivable	1,255,598
Prepaid expenses	71,814
Furniture and equipment	32,573
Customer related intangible assets	459,000
Goodwill (See reduction described below)	2,557,893
Total assets acquired	4,384,534
Liabilities assumed	335,471
Net assets acquired	$4,049,063

The acquisition was accounted for using the purchase method of accounting.  Customer related intangible assets will be amortized over their estimated useful life of five years.  The purchase price allocated to customer relationships was determined by management’s estimate based on a consistent model for all acquisitions and is periodically reviewed by a professional valuation group.  Goodwill represents the excess of merger consideration over the fair value of assets acquired.  In accordance with terms of the merger agreement, the former equity interest holders of ATS forfeited all of the Company’s common stock that was issued in connection with the acquisition as results of operations for ATS for calendar 2007 fell below performance standards established in the merger agreement.  Accordingly, during 2007 the Company reduced goodwill and recorded forfeiture of the stock for the $706,931 value of the stock issued in connection with this acquisition.  In addition, the Company is requesting a cash settlement for shortfalls in required earnings and working capital levels where the forfeiture of the stock inadequately compensated for impact of the shortfalls.  A cash settlement of $62,500 was received in April 2008 from the former equity interest holders of ATS for shortfalls in the working capital.  The goodwill acquired will be amortized for federal income tax purposes.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if the acquisitions disclosed above had occurred as of January 1, 2007, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

Three Months Ended
March 31, 2007

Revenue from services	$11,898,498

Loss from operations	(4,329,520)

Net loss attributable to common stockholders	(6,382,595)

Basic and diluted net loss per common share attributable to common stockholders	$(0.37)

Weighted-average shares of common stock outstanding	17,365,298

Note 3    Disposal of Detroit Operations

On June 30, 2007, the Company sold certain assets of its temporary nurse staffing business in the Detroit, Michigan metropolitan area to the original sellers (Crdentia purchased Health Industry Professionals, LLC on March 29, 2005).  The sale price was comprised of (1) $300,000 in cash; (2) return and cancellation of 128,367 shares of the Company’s common stock held by the original sellers with a fair value of $64,184; and (3) the assumption of certain lease obligations.

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

Three Months Ended March 31,
2007

Revenue	$923,108
Direct operation expenses	718,326
Gross profit	204,782

Selling, general, and administrative expenses	108,183

Income from discontinued operations	$96,599

Note 4    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	March 31,	December 31,
	2008	2007

Accounts payable	$1,762,688	$1,948,255
Other accrued expenses	602,428	483,186
Accrued bonus	1,013,796	495,864
Accrued earnout for the MPH acquisition	700,000	700,000
	$4,078,912	$3,627,305

Note 5    Revolving Line of Credit with Systran

On February 8, 2007, the Company entered into a $10 million working capital facility with Systran Financial Services Corporation (“Systran”), a subsidiary of Textron Financial Corporation.  Pursuant to the agreements, Systran agreed, at its sole discretion, to purchase certain receivables from the Company on a recourse basis.  The agreements anticipate a minimum volume of purchases and also contemplate the payment of certain service fees, including a minimum fee.  To secure the payment and performance of Crdentia’s obligations to Systran under the agreements, Crdentia granted Systran a security interest in all of its assets.  Crdentia also agreed to indemnify Systran against any liabilities arising out of claims relating to the receivables purchased by Systran under the agreements.  The agreements had an initial term of 48 months, and Crdentia is obligated to pay Systran an early termination premium in the event the agreements are terminated under certain circumstances prior to the end of the term.  Proceeds from this facility were used to refinance the Loan and Term Loan with Bridge Healthcare Finance, LLC.  This line was fully repaid during early 2008 as discussed below.

Note 6    Master Revolving Note with Comerica Bank

On January 19, 2007, Crdentia delivered a Master Revolving Note (the “Note”) in the amount of $2,400,000 to Comerica Bank.  Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare Finance, LLC.  The Note required principal payments of $125,000 on March 31, 2007, $100,000 on June 30, 2007, September 30, 2007 and December 31, 2007 and had a final maturity date of January 31, 2008.  The Note bore interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (1/2%) percent.  The Note included events of default and provided that, upon the occurrence of certain events of default, Comerica may, at its option and without prior notice to Crdentia, declare any or all of the indebtedness evidenced by the Note immediately due and payable.  This Note was retired in early 2008 as discussed below.

Note 7    Bridge Loan

On January 15, 2008, the Company obtained a $1,000,000 loan from FatBoy Capital, LP, a Delaware limited partnership, to fund working capital needs.  No equity securities, and no securities exercisable, convertible or exchangeable for equity securities, were issued in connection with the loan.  The loan was payable upon the earlier of (i) March 31, 2008 or (ii) the date of the closing of any refinancing of prior secured indebtedness by the Company.  The loan bore interest at the rate of eighteen percent (18%) per annum and interest on past-due principal and past-due interest accrued at the rate of twenty-four percent (24%) per annum and was payable on demand.  The Company paid FatBoy a five percent (5%) commitment fee for the extension of the loan.  MedCap Partners L.P. unconditionally guaranteed the Company’s obligations under the loan.  C. Fred Toney, the Chairman of the Company’s Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.  The loan was repaid on February 22, 2008 from proceeds of the long-term debt financing with ComVest discussed below.

Note 8    Credit Facility with ComVest

On February 22, 2008, the Company entered into a $10.2 million debt refinancing (the “Credit Facility”) with ComVest Capital LLC.  In connection with its entry into this debt refinancing, the Company terminated its existing revolving credit facility with Systran Financial Services Corporation and repaid its debt obligations to Comerica Bank leaving approximately $1.9 million of net working capital.  The Credit Facility contains financial covenants with which the Company must comply.  The Credit Facility is comprised of a two-year $5.2 million Revolving Credit Note, bearing interest at the greater of the Prime Rate plus 2% or 8.5%, and two separate three-year term loans, each amounting to $2.5 million and bearing annual interest at 12.5%.  Upon the occurrence of certain events of default, ComVest may immediately collect any obligation under the Credit Facility and may increase interest rates to much higher default rates.  The Company incurred $578,537 of fees related to this debt which are being amortized as interest expense over the term of the debt.  At March 31, 2008 there was $4,849,818 outstanding under the $5.2 million Revolving Credit Note and $5.0 million outstanding under the two separate term loans.  The Company was in compliance with all provisions of the agreements at March 31, 2008.

The Company issued ComVest Capital LLC warrants to purchase 8,000,000 common shares at an exercise price of $0.001 per share which expire in February 2014.  The Company computed the relative fair value of the warrants at $1,018,446 and recorded this amount as a discount allocated pro rata to the two separate three-year term loans which is being amortized over the life of the term loans. The Company has agreed to register the shares issuable upon the exercise of the warrant pursuant to a Registration Rights Agreement dated as of February 22, 2008 by and between the Company and ComVest.

Note 9    Notes Payable

As partial consideration for the acquisition of the assets of Staff Search Ltd. in April 2006, the Company issued a promissory note in the principal amount of $1,410,000.  Subsequently, the promissory note was purchased from the seller by MedCap Partners LP.  During 2008, 2007 and 2006, MedCap distributed $484,718 of the promissory note to unrelated parties to settle certain obligations of MedCap.  The promissory note accrues interest at a rate equal to 8.00% per annum.  The principal amount of the note owed at March 31, 2008 ($533,558 due to MedCap Partners L.P. and $391,724 due to MedCap Master Fund L.P.), plus all accrued interest ($141,877 at March 31, 2008), is payable upon demand.  Related party interest expense of $9,694 has been included in interest expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007.  During the first quarter of 2008, the Company repaid $299,960 of principal owed to unrelated parties.  Of the remaining principal amount of the note owed to unrelated parties at March 31, 2008 ($184,758), $174,615 plus accrued interest, is payable upon demand after January 1, 2008 and $10,143 plus accrued interest, is payable upon demand after June 30, 2008.

Note 10  Subordinated Debentures

In January 2006, the Company completed a private placement totaling $4 million.  The first phase was completed on December 30, 2005 and consisted of $2 million, or 333,333 shares of common stock and the second phase consisted of $2 million of 8% convertible debentures.  The convertible debentures have a term of three years and bear interest at a rate of 8% per year, payable semi-annually in cash or registered stock at the Company’s option.  At March 31, 2008, $525,000 of debentures before discount were outstanding.

Under terms of the debenture agreements, at March 31, 2008 all debenture holders may exchange their debentures for shares of the Company’s common stock at $.30 per share, the price at which the Company sold its stock in the 2007 private placement offering.

Note 11  Common Stock and Stock Options

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

In June 2007, the Company entered into a services agreement with AudioStocks, Inc. whereby AudioStocks will provide investment services, web based shareholder communications and public relations services for the Company in exchange for (i) $80,000, (ii) 1,247,500 restricted shares of the Company’s common stock of which 975,000 were issued in June 2007 and 272,500 were issued in August 2007; and (iii) a common stock purchase warrant to purchase up to 1,000,000 shares of the Company’s common stock at a purchase price of $0.60 per share.  The term of the services agreement runs through June 24, 2008.  The value of the consideration for the services agreement totaling $1,213,262, includes $636,225 for the 1,247,500 restricted shares (based on the closing price of the Company’s common stock on the effective date of the agreement), $497,037 for the common stock purchase warrant (based on fair value using the Black-Scholes option pricing model) and the $80,000 of cash was recorded as a prepaid asset and is being amortized over the term of the services agreement (1 year).

Employee Stock Options and Restricted Stock Grants

During the three months ended March 31, 2008, the Board of Directors granted options to purchase 75,000 shares of the Company’s Common Stock to an employee.  The exercise price for this option is $0.18, the trading price of the common stock on the grant date.  There were no stock options exercised in the three months ended March 31, 2008.

On March 26, 2007, Mr. Kaiser, the Company’s CEO, was granted 2,000,000 shares of restricted common stock.  In March 2008 vesting provisions of the grant were revised such that the shares will vest in accordance with the following schedule: (i) eight hundred seventy-five thousand (875,000) shares shall vest on the first trading day following January 1, 2009.  One-forty-eighth (1/48th) of the shares shall vest on the last trading day of January 2009 and on the last trading day of each month thereafter, such that the shares will be one-hundred percent (100%) vested after approximately forty-eight (48) months of continuous service from the vesting commencement date (ii) in addition, in the event the grantee’s continuous service is terminated without cause or voluntarily by the grantee with good reason at any time prior to the first trading day following January 1, 2009, 500,000 shares shall vest on the date of such termination.  On and after the first trading day following January 1, 2009, vesting shall cease upon the date of termination of the grantee’s continuous service for any reason.  In the event of a corporate transaction, all outstanding shares shall automatically become fully vested six months following the effective date of such corporate transaction, subject to certain conditions being met.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used for the three months ended March 31, 2008.

March 31,
2008

Risk-free interest rate	3.00%
Expected lives	4 years
Dividend yield	0
Expected volatility	192%

Stock option activity is summarized as follows:

March 31,
2008

Outstanding, January 1	2,197,204
Granted	75,000
Exercised	—
Forfeited	(75,870)
Outstanding, March 31	2,196,334
Exercisable, March 31	1,560,656
Non-exercisable, March 31	635,678

Average exercise price per share:
Outstanding, January 1	$2.49
Granted	0.18
Exercised	—
Forfeited	1.92
Outstanding, March 31	2.44
Exercisable	2.90
Non-vested, January 1	1.59
Non-vested, March 31	1.30

Weighted-average remaining contractual term of outstanding options (in years)	8.37
Weighted-average remaining contractual term of exercisable options (in years)	8.17

Weighted-average grant date fair value per share of options granted	$0.17
Total estimated future expense related to unvested options	898,860
Weighted-average remaining contractual term of unvested options (in years)	8.84

Note 12  Supplemental Disclosure to the Statements of Cash Flows

	Three Months ended
	March 31,
	2008	2007

Supplemental cash flow disclosures:
Cash paid for interest	$505,512	$902,079
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Conversion of debentures into common stock	—	899,000
Debenture interest paid in common stock	21,000	14,948
Property and equipment acquired with capital lease	135,417	—
Relative fair value of warrants issued in connection with notes payable	1,018,446	—
Directors fees paid with the issuance of restricted stock and stock options	14,693	—

Note 13  Litigation

The following claim was settled during the three months ended March 31, 2008:

Cause No. 2006-40525; PrimeCaid Management, Inc. d/b/a Mint Medical Physician Staffing, L.P., d/b/a Prime Staff v. Mavis Dedman and Crdentia Corp.; Pending in the 157th Judicial District Court of Harris County, Texas

On June 28, 2006, PrimeCaid filed suit against Crdentia and its former employee Mavis Dedman, asserting claims for breach of contract, fraud, and misappropriation of trade secrets arising out of Crdentia’s hiring of Dedman.  Among other things, Plaintiff alleges Dedman violated her non-competition agreement and utilized PrimeCaid’s confidential information and trade secrets for the benefit of Crdentia.  On April 4, 2007, the Court entered a temporary injunction prohibiting Dedman and Crdentia from using or disclosing PrimeCaid’s confidential information and trade secrets.

The Company has reached an agreement to settle this action, pursuant to which it will, among other things, pay $90,000 ($30,000 was paid on March 17, 2008 and the remainder will be paid over a 24-month period in equal installments commencing April 1, 2008).  At March 31, 2008 the Company had the remaining $60,000 recorded as a liability in the financial statements.

Note 15  Subsequent Events

Short-Term Loan

On May 1, 2008, the Company obtained a $400,000 loan (the “Loan”) from C. Fred Toney, Chairman of the Board of Crdentia Corp., to fund working capital needs.  No equity securities, and no securities exercisable, convertible or exchangeable for equity securities, were issued in connection with the Loan.  The Loan is payable upon the earlier of (i) July 15, 2008 or (ii) the date of the closing of any term loan or other financing by the Company.  The Loan bears interest at the rate of eighteen percent (18%) per annum and interest on past-due principal and past-due interest accrues at the rate of twenty-four percent (24%) per annum.  The Company paid C. Fred Toney a five percent (5%) commitment fee for the granting of the Loan.

Director and Officer Restricted Stock Grants and Option Grants

On April 4, 2008, the Board of Directors approved the following:

•                  The grant of an option to purchase 100,000 shares of the Company’s common stock to each of Thomas Herman and David Jenkins, each a Director of the Company.  The options have an exercise price of $0.23 per share, the last sale price of the Company’s common stock as reported on the OTC Bulletin Board on April 4, 2008.  The options vest and become exercisable over two years, with 50% of the shares subject to the options vesting on the first anniversary of the date of grant and the remaining 50% of the shares subject to the options vesting on the second anniversary of the date of grant.

•                  The grant of 100,000 restricted shares of the Company’s common stock to each of Robert Kenneth, William Nydam and Jay Dunn, each a Director of the Company.  The shares of restricted stock vest over a two-year period.  Assuming continued association with the Company, the first 50% of the shares shall vest on the first anniversary of the date of grant and the remaining 50% of the shares shall vest on the second anniversary of the date of grant.  The shares are valued at the fair market value of $0.23 per share, the last sale price of the Company’s common stock as reported on the OTC Bulletin Board on April 4, 2008.

•                  The grant of 300,000 restricted shares of the Company’s common stock to John Kaiser, the Company’s Chief Executive Officer and Director.  Twenty-five percent (25%) of the restricted shares shall vest twelve (12) months after the date of grant.  One-thirty-sixth (1/36th) of the remaining unvested shares shall vest at the end of the 13th month and each month thereafter, such that the shares will be one hundred percent (100%) vested after forty-eight (48) months of continuous services from date of grant.  The shares are valued at the fair market value of $0.23 per share, the last sale price of the Company’s common stock as reported on the OTC Bulletin Board on April 4, 2008.

•                  The grant of 100,000 restricted shares of the Company’s common stock to James J. TerBeest, the Company’s Chief Financial Officer.  The restricted shares vest at the earlier of a change in control of the Company, or four years from the date of grant based on continued service to the Company.  The shares are valued at the fair market value of $0.23 per share, the last sale price of the Company’s common stock as reported on the OTC Bulletin Board on April 4, 2008.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report.  Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the  Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”  and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the U.S. Securities and Exchange Commission (SEC).

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

•                  We are devoting continual attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.

•                  We are seeking to raise $1,000,000 to $3,000,000 of additional funds during the next twelve months to satisfy working capital and debt service needs, and $750,000 of this will be needed in the second calendar quarter of 2008.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007

Revenue from services	$10,579,387	$8,097,329
Direct operating expenses	8,268,533	6,385,179
Gross profit	2,310,854	1,712,150

Selling, general, and administrative expenses	3,848,356	6,291,043

Loss from continuing operations before interest and taxes	(1,537,502)	(4,578,893)

Interest expense, net	(764,456)	(2,106,786)

Loss from continuing operations before income taxes	(2,301,958)	(6,685,679)

Income tax expense	—	—

Loss from continuing operations	(2,301,958)	(6,685,679)

Income from discontinued operations	—	96,599

Net loss	$(2,301,958)	$(6,589,080)

Net loss per share - basic and diluted;
Loss from continuing operations	$(0.05)	$(0.39)
Income from discontinued operations	—	0.01
Basic and diluted loss per common share	$(0.05)	$(0.38)

Weighted average number of common shares outstanding	47,572,548	17,365,298

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues in the three months ended March 31, 2008 were $10,579,387 compared to revenues of $8,097,329 in the three months ended March 31, 2007.  Revenues have increased in 2008 compared to 2007 due principally to our acquisitions of ATS Universal, LLC and Medical People Healthcare Services, Inc. in the fourth quarter of 2007.  In 2008 approximately 9.1% (17.5% in 2007) of our revenue was derived from the placement of travel nurses on assignment, typically 13 weeks in length.  Such assignments generally involve temporary relocation to the geographic area of the assignment.  We also provide per diem nurses to satisfy the very short-term needs of healthcare facilities.  Per diem services provided 64.8% of our revenue in 2008 (68.4% in 2007).  The remaining amount of our revenue in 2008 and 2007 came from providing staffing to healthcare facilities, private duty homecare, locum tenens revenue and allied services.  During 2008 and 2007, most of our customers were acute care hospitals located throughout the continental United States.

Our overall gross profit in the three months ended March 31, 2008 was $2,310,854 or 21.8% of revenues compared to $1,712,150 or 21.1% of revenues in the three months ended March 31, 2007.  Our gross profit is the difference between the revenue we realize when we bill our customers for the services of our healthcare professionals and our direct operating costs, which include the cost of the healthcare professionals and the related housing and travel costs, certain employment related taxes, professional liability insurance, health insurance for professionals and workers compensation insurance coverage.  Margin percentages are improving in 2008 because of higher margins generated by the businesses purchased in the fourth quarter of 2007.

Our selling, general and administrative costs were $3,848,356 or 36.4% of revenues in the three months ended March 31, 2008 compared to $6,291,043 or 77.7% of revenues in the three months ended March 31, 2007.  Selling, general and administrative expenses are comprised primarily of certain personnel costs, legal and accounting fees related to being a public company and various other office and administrative expenses as well as non-cash stock compensation costs.  In 2007, we accrued $503,333 of expenses related to a severance agreement with our former Chief Executive Officer.  Also, non-cash stock based compensation costs were $498,112 in the three months ended March 31, 2008 compared to $3,391,392 in the three months ended March 31, 2007.  The volume of trading in the Company’s stock triggered accelerated vesting of some of the outstanding restricted shares and caused the Company to begin amortizing the cost of the restricted grants over a shorter period of time beginning in the fourth quarter of 2006.  In addition, the severance agreement for our former Chief Executive Officer included the granting of an option to purchase 1,000,000 shares of the Company’s stock vesting immediately and accelerated vesting of restricted grants.  Non-cash stock based compensation cost of $3,024,177 associated with the accelerated vesting of the restricted stock and the severance agreement was recorded during the three months ended March 31, 2007.

Interest costs were $764,456 in the three months ended March 31, 2008 compared to $2,106,786 in the three months ended March 31, 2007.  The higher interest costs in the first quarter of 2007 are due to a prepayment penalty and the write-off of deferred financing costs associated with the refinancing of our term note and revolving credit facility with Bridge Finance and costs associated with the conversion of a portion of our debentures for a total of $1,391,538 of additional interest costs.  We also had lower interest costs in the first quarter of 2008 due to lower interest rates offsetting the impact of a prepayment penalty of $200,000 paid in the first quarter of 2008 to refinance our revolving credit facility with Systran and move it to ComVest.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred losses from operations and have reported negative cash flows.  As of March 31, 2008, we had an accumulated deficit of $137,136,075 and cash and cash equivalents of $459,246.  We have financed our operations primarily through private placements of equity and debt securities and through our revolving credit facility with Systran Financial Services Corporation (“Systran”) and our loan with Comerica Bank and most recently with the Comvest Facility.

On January 19, 2007, we delivered a Master Revolving Note in the amount of $2.4 million to Comerica Bank.  Proceeds from the borrowing were used to refinance the over-advance amount outstanding under the revolving line of credit with Bridge Healthcare.  The Master Revolving Note had a maturity date of January 31, 2008 and required interest at a per annum rate equal to Comerica’s base rate from time to time in effect minus one-half of one (0.5%) percent.  The Master Revolving Note was secured by all items deposited in our account with Comerica.  The Note included events of default and provided that, upon the occurrence of certain events of default, Comerica could, at its option and without prior notice to us, declare any or all of the indebtedness evidenced by the Master Revolving Note immediately due and payable.  In connection with the refinancing of our debt on February 22, 2008 with ComVest Capital LLC, we repaid all remaining obligations to Comerica.

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

On January 15, 2008, we obtained a $1,000,000 loan from FatBoy Capital, LP, a Delaware limited partnership, to fund working capital needs.  No equity securities, and no securities exercisable, convertible or exchangeable for equity securities, were issued in connection with the loan.  The loan was payable upon the earlier of (i) March 31, 2008 or (ii) the date of the closing of any refinancing of prior secured indebtedness by us.  The loan bore interest at the rate of eighteen percent (18%) per annum and interest on past-due principal and past-due interest accrued at the rate of twenty-four percent (24%) per annum and was payable on demand.  We paid FatBoy a five percent (5%) commitment fee for the extension of the loan.  MedCap Partners L.P. unconditionally guaranteed our obligations under the loan.  C. Fred Toney, the Chairman of the Company’s Board of Directors, is the managing member of MedCap Management & Research LLC, the general partner of MedCap Partners L.P.  The loan was repaid on February 22, 2008 from proceeds of the debt refinancing with ComVest discussed below.

On February 22, 2008, we entered into a $10.2 million debt refinancing with ComVest Capital LLC (the “Credit Facility”).  In connection with our entry into this debt refinancing, we terminated our existing revolving credit facility with Systran Financial Services Corporation and repaid our debt obligations to Comerica Bank leaving approximately $1.9 million of net working capital.  The new credit facility contains financial covenants with which we must comply.  The credit facility is comprised of a two-year $5.2 million Revolving Credit Note, bearing interest at the greater of the Prime Rate plus 2% or 8.5%, and two separate three-year term loans, each amounting to $2.5 million and bearing annual interest at 12.5%.  Upon the occurrence of certain events of default, ComVest may immediately collect any obligation owing to ComVest under the credit facility and may increase interest rates to much higher default rates.

We do not expect to reach cash flow positive operations in the near future, and we expect to continue to generate losses from operations for the foreseeable future.  We will need to raise between $1,000,000 and $3,000,000 during the next twelve months to satisfy our debt service requirements and working capital needs, and $750,000 of this will be needed in the second calendar quarter of 2008.  If we are not able to raise these funds we may be unable to meet our payroll costs.  In addition, we will need to raise additional funds in the future in order to finance our future capital needs.  There is no assurance that we will be able to raise the amount of debt or equity capital required to meet our objectives.  Our challenging financial circumstances may make the terms, conditions and cost of any available capital relatively unfavorable.  If additional debt or equity capital is not readily available, we may not be able to operate our business, and we will be forced to scale back our acquisition activities and our operations.  Our short-term need for capital may force us to consider and potentially pursue other strategic options sooner than we might otherwise have desired.  These conditions raise substantial doubt about our ability to continue as a going concern.

On May 1, 2008, we obtained a $400,000 loan (the “Loan”) from C. Fred Toney, Chairman of the Board of Crdentia Corp., to fund working capital needs.  No equity securities, and no securities exercisable, convertible or exchangeable for equity securities, were issued in connection with the Loan.  The Loan is payable upon the earlier of (i) July 15, 2008 or (ii) the date of the closing of any term loan or other financing by the Company.  The Loan bears interest at the rate of eighteen percent (18%) per annum and interest on past-due principal and past-due interest accrues at the rate of twenty-four percent (24%) per annum.  The Company paid C. Fred Toney a five percent (5%) commitment fee for the extension of the Loan.

Management has taken a number of steps to address our financial performance and improve cash flow.  We have refinanced all of our debt, restructured the operating management team and implemented programs to obtain expense savings.  During 2007 we raised $10,650,000 of equity for working capital and for making two acquisitions.  Management is devoting continual attention toward achieving growth both organically and through acquisitions so that we can spread our corporate overhead over a larger base of business and achieve economies of scale.  However, there can be no assurance that these programs will be successful.  If unsuccessful, we could be unable to fund payroll costs and could ultimately fail.

Cash Flows

For the three months ended March 31, 2008, we used cash in operations of $2,127,732 compared to $2,263,118 for the three months ended March 31, 2007.  Although we ended March 31, 2008 with a significant working capital deficit of $3,538,535 we were able to secure additional funding during this period to finance our operations.

Net cash used in investing activities was $45,202 for the three months ended March 31, 2008 and $33,340 for the three months ended March 31, 2007.  The amounts for both periods relate to purchases of property and equipment.

During the three months ended March 31, 2008 and 2007, we financed our working capital requirements primarily through the sale of common stock and through loans and credit facilities.  Net cash provided by financing activities was $2,537,710 for the three months ended March 31, 2008 and $2,414,869 for the three months ended March 31, 2007.  In 2008, we received net proceeds from notes payable of $2,925,000 primarily to fund operations.  In 2007, we received $2,400,000 from a note payable to lender and $3,152,381 from the issuance of common stock in private placements.  These funds were used to fund operations and pay-off the over-advance and note payable to lender.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.  As described below, we have agreed to settle the following claim.  Any loss related to this settlement has been disclosed in the financial statements and recorded as of March 31, 2008.

Cause No. 2006-40525; PrimeCaid Management, Inc. d/b/a Mint Medical Physician Staffing, L.P., d/b/a Prime Staff v. Mavis Dedman and Crdentia Corp.; Pending in the 157th Judicial District Court of Harris County, Texas

On June 28, 2006, PrimeCaid filed suit against Crdentia and its former employee Mavis Dedman, asserting claims for breach of contract, fraud, and misappropriation of trade secrets arising out of Crdentia’s hiring of Dedman.  Among other things, Plaintiff alleges Dedman violated her non-competition agreement and utilized PrimeCaid’s confidential information and trade secrets for the benefit of Crdentia.  On April 4, 2007, the Court entered a temporary injunction prohibiting Dedman and Crdentia from using or disclosing PrimeCaid’s confidential information and trade secrets.

We have reached an agreement to settle this action, pursuant to which we will, among other things, pay $90,000 ($30,000 was paid on March 17, 2008 and the remainder will be paid over a 24-month period in equal installments commencing April 1, 2008).  The remaining $60,000 was accrued in the financial statements as of March 31, 2008.

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

Our independent registered public accounting firm’s opinion on our 2007 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.  Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs.  We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business.  We will need to raise between $1,000,000 and $3,000,000 of additional funds during the next twelve months to satisfy working capital and debt service needs, and $750,000 of this will be needed in the second calendar quarter of 2008.  We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us.  If we are not successful in raising capital in the short-term we could be unable to meet payroll costs.  Failure to raise additional capital when needed could cause us to cease our operations.

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

We have experienced operating and net losses in each fiscal quarter since our inception, and as of March 31, 2008, we had an accumulated deficit of $137.1 million.  We incurred net losses of $2.3 million for the quarter ended March 31, 2008 and $6.6 million for the quarter ended March 31, 2007.  We will need to increase revenues and reduce operating expenses to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  Our management may not be able to accurately project or give any assurance with respect to our ability to control development and operating costs and/or expenses in the future.  Consequently, as we expand our commercial operations, management may not be able to control costs and expenses adequately, and such operations may generate losses.  If our operating expenses exceed our expectations, our financial performance will be adversely affected.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

In February 2008, we entered into a $10.2 million refinancing with ComVest Capital, LLC (the “Credit Facility”).  In connection with our entry into this debt refinancing with ComVest, we terminated our existing revolving credit facility with Systran Financial Services Corporation and repaid our outstanding debt obligations to Comerica Bank.  The Credit Facility involves significant interest expense and contains financial covenants with which we must comply.  The Credit Facility is comprised of a two-year $5.2 million Revolving Credit Note, bearing interest at an annual rate equal to the greater of the Prime Rate plus 2% or 8.5%, and two separate three-year term loans, each amounting to $2.5 million and bearing interest at the annual rate of 12.5%.  Upon the occurrence of certain events of default, ComVest may immediately collect any obligation under the Credit Facility and may increase interest rates to much higher default rates.  Our failure to pay required interest expenses and other fees or to otherwise satisfy the terms of this Credit Facility would have a material adverse affect on us.

The agreements governing the convertible debentures contain covenants and restrictions that may limit our ability to operate our business.

Like the Credit Facility, the terms of our 2006 convertible debentures limit our ability to, among other things, declare or pay dividends or distributions on any equity securities, create or incur additional indebtedness, create additional liens on our assets and repurchase common stock.  These restrictions could adversely affect our ability to borrow additional funds or raise additional equity to fund our future operations.  In addition, if we fail to comply with any of the covenants contained in the agreements or otherwise default on the convertible debentures, the holders may accelerate the indebtedness, and we may not have sufficient funds available to make the required payments.

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

As a public company, we incur significant legal, accounting and other expenses that we would not otherwise incur if we were a private company.  In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission (“SEC”) have imposed various requirements on public companies, including changes in corporate governance practices.  The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight are required.  Our management and other personnel need to devote a substantial amount of time to these requirements.  We have limited internal financial and accounting resources, and these resources may not be sufficient to support our required compliance with these rules and regulations.  Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

If we do not continue to attract and retain key employees, our business could suffer.

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

We rely significantly on our ability to attract and retain nurses and healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients.  We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities.  We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs.  Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen.  We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, decreasing the potential for growth of our business.  Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages.  We cannot assure you that we will be successful in any of these areas.  The cost of attracting temporary healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our financial performance could be adversely affected.  Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

The temporary staffing industry is highly competitive and the success and future growth of our business depends upon our ability to remain competitive in obtaining and retaining temporary staffing clients.

The temporary staffing industry is highly competitive and fragmented, with limited barriers to entry.  We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies.  Some of our competitors include AMN Healthcare Services, Inc., Cross Country, Inc., Medical Staffing Network Holdings, Inc. and On Assignment, Inc.  All of these companies have significantly greater marketing and financial resources than we do.  Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our temporary employees.  Our ability to attract skilled, experienced temporary professionals is based on our ability to pay competitive wages, to provide competitive benefits, and to provide multiple, continuous assignments, and thereby increase the retention rate of these employees.  To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline.  As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors.  We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive.

Our business depends upon our continued ability to secure and fill new orders from our hospital and healthcare facility clients, because we do not have long-term agreements or exclusive contracts with them.

We generally do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients.  The success of our business depends upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals.  Our hospital and healthcare facility clients are free to place orders with our competitors and may choose to use temporary healthcare professionals offered by our competitors.  Therefore, we must maintain positive relationships with our hospital and healthcare facility clients.  If we fail to maintain positive relationships with our hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

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

Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire us, or of discouraging a third party from attempting to acquire control of us.  These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control.  We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  Subject to specified exceptions, including the approval of the transaction by the corporation’s board of directors or stockholders, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder.  This provision could have the effect of delaying or preventing a change of control of us.  These factors could limit the price that investors or an acquirer may be willing to pay in the future for shares of our common stock.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and adversely affect our financial performance.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals.  If we fail to comply with the laws and regulations that are applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

Except as noted below, our business is generally not subject to the extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs.  However, these laws and regulations could indirectly affect the demand or the prices paid for our services.  For example, our hospital and healthcare facility clients could suffer civil or criminal penalties or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses.  In addition, our hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments.  In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

As a result of our acquisition of ATS Universal in October 2007, we are reimbursed under Medicaid programs for a portion of the services we provide, and are subject to the complex and extensive laws relating to those programs.  Adverse changes in Medicaid reimbursement rates may harm our business. Further, we could suffer civil and/or criminal penalties and/or be excluded from participating in Medicaid and other healthcare programs if we fail to comply with the applicable laws and regulations.

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

Although our operations are not currently subject to any significant government regulations, it is possible that, in the future, such regulations may be created.  Although we cannot predict the likelihood or extent of any such future regulations, the possibility exists that future unforeseen changes may have an adverse impact on our ability to continue or expand our operations as presently planned.

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

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories.  Many of these actions involve large claims and significant defense costs.  In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary healthcare professionals.  In some instances, we are required to indemnify our clients against some or all of these risks.  A failure of any of our employees or healthcare professionals to observe our policies and guidelines intended to reduce these risks, or to observe relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations, could result in negative publicity, payment of fines or other damages.  Our professional malpractice liability insurance and general liability insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost.  If we are unable to maintain adequate insurance coverage or if our insurers deny coverage, we may be exposed to substantial liabilities.

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

As of March 31, 2008, we had $16.2 million of goodwill and other unamortized intangible assets on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired.  At March 31, 2008, goodwill and other intangible assets represented 62% of our total assets.  An impairment charge of goodwill to earnings would have the effect of decreasing our earnings or increasing our losses, as the case may be.  If we are required to write down a substantial amount of goodwill, our stock price could be adversely affected.  As a result of the loss of customer base in some operations, and the closure or sale of certain operations, our impairment analysis of goodwill required a charge for impairment of goodwill of $10.0 million in 2006 and $3.1 million in 2007.  We also lost certain customer relationships that were obtained with the TravMed acquisition which necessitated a write-down of $123,000 in 2006 related to intangibles assigned to these customer relationships.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In conjunction with the new Credit Facility with ComVest Capital LLC (“ComVest”), the Company issued ComVest warrants to purchase 8,000,000 common shares at an exercise price of $0.001 per share and which expire in February 2014.  The Company computed the relative fair value of the warrants at $1,018,446 and recorded this amount as a discount associated with the two separate three-year term loans which is being amortized over the life of the term loans.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

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

10.85*(12)

SYSTRAN Financial Services Corporation Factoring Agreement, dated February 8, 2007, by and between SYSTRAN Financial Services Corporation and Arizona Home Health Care/Private Duty, Inc., Care Pros Staffing, Inc., Baker Anderson Christie, Inc., New Age Staffing, Inc., PSR Nurses, Ltd., and Nurses Network, Inc.

10.86*(12)

SYSTRAN Financial Services Corporation Factoring Agreement, dated February 8, 2007, by and between SYSTRAN Financial Services Corporation and Crdentia Corp., Health Industry Professions, L.L.C., Mint Medical Staffing Odessa, LP, Prime Staff LP and Staff Search Acquisition Corp.

10.87(12)

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

10.88(12)

Collateralized Guaranty Agreement dated February 8, 2007, by Crdentia Corp., Health Industry Professionals, L.L.C., Mint Medical Staffing Odessa, LP, Prime Staff, LP, and Staff Search Acquisition Corp.

10.89(12)	Bills, Accounts, and Accounts Receivable Validity Guaranty dated February 8, 2007 by James D. Durham in favor of Systran Financial Services Corporation.

10.90(12)	Bills, Accounts, and Accounts Receivable Validity Guaranty dated February 8, 2007 by James J. TerBeest in favor of Systran Financial Services Corporation.

10.91(12)	Master Revolving Note dated January 19, 2007 between Crdentia Corp. and Comerica Bank.

10.92(9)	Settlement Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007

10.93(9)	Registration Rights Agreement by and between Crdentia Corp. and iVOW, Inc., dated as of April 4, 2007.

10.94(10)	Settlement Agreement by and between Crdentia Corp. and Dawson James Securities, Inc., dated April 13, 2007.

10.95(12)	Registration Rights Agreement dated April 13, 2007 by and between Crdentia Corp. and Dawson James Securities, Inc.

10.96(12)	Compromise, Settlement and Release Agreement dated effective March 29, 2007 by and between Crdentia Corp. and William W. Crocker and William C. Crocker.

10.97(11)	Revolving Credit and Term Loan Agreement dated February 22, 2008 by and between Crdentia Corp. and ComVest Capital, LLC.

10.98(11)	Revolving Credit Note dated February 22, 2008 by Crdentia Corp. in favor of ComVest Capital, LLC.

10.99(11)	Term Note (Tranche A) dated February 22, 2008 by Crdentia Corp. in favor of ComVest Capital, LLC.

10.100(11)	Term Note (Tranche B) dated February 22, 2008 by Crdentia Corp. in favor of ComVest Capital, LLC.

10.101(11)	Common Stock Purchase Warrant of Crdentia Corp. issued to ComVest Capital, LLC as of February 22, 2008.

10.102(11)	Registration Rights Agreement dated February 22, 2008 by and between Crdentia Corp. and ComVest Capital, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)         Previously filed with a Current Report on Form 8-K dated February 22, 2008 and incorporated herein by reference.

(12)         Previously filed with a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRDENTIA CORP.

Dated: May 15, 2008	By:	/s/ John Kaiser
John Kaiser
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2008	By:	/s/ James J. TerBeest
James J. TerBeest
Chief Financial Officer
(Principal Financial and Accounting
Officer)